Form 10-Q
period 1996-03-31
LONGHORN STEAKS INC
filed 1996-05-14
CIK 883976

                                 United States

                       Securities and Exchange Commission

                              Washington, DC 20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of

                      the Securities Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 1996

                         Commission file number 0-19924


                             Longhorn Steaks, Inc.
             (Exact name of registrant as specified in its charter)


             Georgia                                  58-1498312
- - ------------------------------------------------------------------------------
   (State or other jurisdiction of                (I. R. S. Employer
    incorporation or organization)                Identification No.)

   8215 Roswell RD; Bldg 200;         Atlanta, GA                30350
- - ------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

                                (770) 399-9595
                                --------------
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       XX  Yes          No
                                     -----         ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                            Outstanding as of May 10, 1996
             -----                            ------------------------------
   Common Stock, no par value                        8,459,950 shares

                             Longhorn Steaks, Inc.


                                     Index


Part I - Financial Information

   Item 1. Financial Statements

                Consolidated Balance Sheets-
                December 31, 1995 and March 31, 1996                1

                Consolidated Statements of Earnings-
                For the three months ended
                March 31, 1995 and March 31, 1996                   2

                Consolidated Statement of Stockholders' Equity
                For the three months ended
                March 31, 1996                                      3

                Consolidated Statements of Cash Flows-
                For the three months ended
                March 31, 1995 and March 31, 1996                   4

                Notes to the Consolidated Financial Statements      5

   Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations     6-8



Part II - Other Information

   Item 1. Legal Proceedings                                     9-10

   Item 6. Exhibits and Reports on Form 8-K                        11

Part I - Financial Information
Item 1. Financial Statements

                            Longhorn Steaks, Inc.
                         Consolidated Balance Sheets

                                                                                                  (unaudited)
                              Assets                                    12/31/95                   03/31/96
                              ------                                   -----------                -----------
Current assets:
   Cash and cash equivalents                                           $ 1,444,604                $ 3,075,685
   Receivables:
      Trade                                                              1,560,180                  1,150,358
      Employees                                                             40,733                     34,131
   Inventories                                                           4,061,750                  4,937,517
   Other prepaid expenses                                                  827,571                    835,977
   Pre-opening costs, net                                                1,497,668                  1,566,038
                                                                        ----------                 ----------
     Total current assets                                                9,432,506                 11,599,706


Property & equipment, net                                               51,390,919                 56,146,944
Goodwill, net                                                            5,352,244                  5,293,927
Property acquired, held for resale                                         679,630                    679,630
Deferred income taxes                                                      101,000                    101,000
Other assets                                                               962,740                  1,261,229
                                                                       -----------                -----------

     Total assets                                                      $67,919,039                $75,082,436
                                                                       ===========                ===========

               Liabilities and Stockholders' Equity
               ------------------------------------
Current liabilities:
   Accounts payable                                                      3,477,273                  4,677,867
   Accrued expenses                                                      4,795,766                  4,545,292
   Deferred income taxes                                                   442,000                    442,000
                                                                          --------                   --------
       Total current liabilities                                         8,715,039                  9,665,159

Line of credit                                                           5,000,000                  9,500,000
                                                                        ----------                 ----------

     Total liabilities                                                  13,715,039                 19,165,159

Minority interest                                                          615,224                    684,319

Stockholders' equity:

   Preferred stock                                                            ---                        ---
   Common stock                                                         41,201,508                 41,405,580
   Additional paid in capital                                              919,306                    919,306
   Retained earnings                                                    11,467,962                 12,908,072
                                                                       -----------                -----------
     Total stockholders' equity                                         53,588,776                 55,232,958
                                                                       -----------                -----------

     Total liabilities and
                stockholders' equity                                   $67,919,039                $75,082,436
                                                                       ===========                ===========

       See accompanying notes to the financial statements.

                            Longhorn Steaks, Inc.
                     Consolidated Statements of Earnings
              For the Three Months Ended March 31, 1995 and 1996
                                 (unaudited)


                                                                                        1995                  1996
                                                                                        ----                  ----
Revenues:
Restaurant sales                                                                    $22,210,253           $31,921,719
Wholesale meat sales                                                                    848,613             1,633,237
Franchise revenues                                                                      160,570                89,892
                                                                                    -----------           -----------
   Total revenues                                                                    23,219,436            33,644,848

Cost of sales:
Cost of restaurant sales                                                              7,881,752            11,412,707
Cost of wholesale meat sales                                                            795,459             1,587,606
Operating expenses-restaurants                                                       11,467,273            15,818,883
Operating expenses-meat division                                                        186,950               165,437
General and administrative expenses                                                   1,983,699             2,418,522
                                                                                    -----------           -----------
   Total costs and expenses                                                          22,315,133            31,403,155
                                                                                    -----------           -----------

   Operating income                                                                     904,303             2,241,693

Interest income (expense)                                                               171,549               (55,808)
                                                                                    -----------           -----------
   Earnings before taxes and
                 minority interest                                                    1,075,852             2,185,885

Minority interest                                                                        (1,428)               68,075
Income tax expense                                                                      377,000               677,700
                                                                                    -----------           -----------

   Net earnings                                                                        $700,280            $1,440,110
                                                                                    ===========           ===========

   Net earnings per share                                                                 $0.11                 $0.20
                                                                                          =====                 =====

Weighted average shares outstanding and
                        common stock equivalents                                      6,522,880             7,141,000
                                                                                    ===========           ===========


       See accompanying notes to the financial statements.

                            Longhorn Steaks, Inc.


               Consolidated Statements of Stockholders' Equity
                  for the three months ended March 31, 1996


                                  (unaudited)



                                                             Common Stock
                                                       -------------------------
                                                        Shares,
                                                        Net of                             Additional                  Net
                                         Preferred      Treasury                    Paid-In       Retained        Stockholders'
                                           Stock         Shares        Amount       Capital       Earnings           Equity
Balance, January 1, 1996                     ---        6,627,333      41,201,508    919,306       11,467,962         53,588,776
Proceeds from exercise
          of stock options                   ---           18,967         204,072        ---              ---            204,072
Net Earnings                                 ---              ---             ---        ---        1,440,110          1,440,110
                                           ------       ---------      ----------    -------       ----------         ----------
Balance, March 31, 1996                      ---        6,646,300      41,405,580    919,306       12,908,072         55,232,958
                                           ======       =========      ==========    =======       ==========         ==========

                      See accompanying notes to the financial statements.

                            Longhorn Steaks, Inc.
                    Consolidated Statements of Cash Flows
              For the three months ended March 31, 1995 and 1996
                                 (unaudited)

                                                                                        1995                1996
                                                                                        -----               ----
Cash flows from operating activities:
   Net earnings                                                                      $   700,280          $1,440,110
   Adjustments to reconcile net earnings to net
           cash provided by operating activities:
     Depreciation and amortization                                                     1,006,540           1,859,629
     Minority interest                                                                                        68,075
     Pre-opening expenses                                                               (235,214)           (639,547)
     Deferred income taxes                                                                  ---                 ---

   Change in:
     Trade receivables                                                                   314,953             409,822
     Inventories                                                                        (686,237)           (875,767)
     Prepaid expenses and other assets                                                   107,717            (306,895)
     Accounts payable and accrued expenses                                            (1,047,658)            950,120
                                                                                     -----------          ----------
        Net cash provided by operating activities                                        160,381           2,905,547

Cash flows from investing activities:
   Purchase of property and equipment                                                 (2,070,138)         (5,986,160)
   (Increase) in loans to employees                                                     (102,427)              6,602
                                                                                     -----------          ----------
       Net cash used by investing activities                                          (2,172,565)         (5,979,558)


Cash flows from financing activities:
   Proceeds from borrowings on line of credit                                               ---            4,500,000
   Proceeds from minority partners' contributions                                           ---              153,135
   Distributions to minority partners                                                       ---             (152,115)
   Exercise of stock options                                                                ---              204,072
                                                                                     -----------          ----------
     Net cash provided by financing activities                                              ---            4,705,092

Net increase/(decrease) in cash                                                       (2,012,184)          1,631,081
Cash and cash equivalents at January 1, 1995 and 1996                                 17,045,981           1,444,604
                                                                                     -----------          ----------
Cash and cash equivalents at March 31, 1995 and 1996                                 $15,033,797          $3,075,685
                                                                                     ===========          ==========

        See accompanying notes to the financial statements.

                           Longhorn Steaks, Inc.

               Notes to the Consolidated Financial Statements
                                (Unaudited)


1. Basis of Presentation

The financial statements for the three months ended March 31, 1996 and for the three months ended March 31, 1995 were prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these quarterly statements include all adjustments which are of a normal and recurring nature necessary to present a fair presentation of the results for such periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to these rules and regulations. Company management believes the disclosures are sufficient for interim financial reporting purposes. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 1995.


2. Income Taxes

Income tax expense for the three months has been provided for based on the estimated effective tax rate expected to be applicable for the full 1996 fiscal year. The income tax rate of 32% for the three months ended March 31, 1996 differs from applying the statutory federal income tax rate of 34% to pre-tax income primarily due to employee FICA tip tax credits (a reduction in income tax expense) offset by state income taxes.


3.  Stockholder's Equity

During the first three months of 1996, the Company undertook a public offering which closed on April 1, resulting in proceeds to the Company, net of offering expenses, of approximately $31,980,000. The offering consisted of 1,875,000 shares of common stock, 1,500,000 of which were offered by the Company and the balance of which were offered by certain shareholders of the Company. The Company also granted its underwriters the option to purchase up to 281,250 additional shares of common stock to cover over-allotments, which was exercised in full on April 12. The proceeds from this additional issuance of common stock were approximately $5,996,250.

Item 2.            Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                For the Three Month Period Ended March 31, 1996
                                  Compared to
                  The Three Month Period Ended March 31, 1995


Results of Operations:

The Company derives substantially all of its revenues from restaurant sales, wholesale meat sales both to franchises and unrelated parties and franchise revenues. Total revenues increased 44.9% to $33,645,000 for the first three months of 1996 compared to $23,220,000 for the first three months of 1995. Restaurant sales increased 43.7% to $31,922,000 for the first three months of 1996 compared to $22,210,000 in the corresponding period of the prior year. The increase in restaurant sales resulted from the opening of new restaurants coupled with a 8.5% increase in same store sales. The same store sales increase was attributable in part to the 1996 period having an extra day due to leap year; further, while five restaurant renovations were completed in each of the comparative periods, the 1996 renovations experienced less sales disruption than the 1995 renovations. Same store sales consists of sales at restaurants opened prior to October 1, 1994. Wholesale meat sales increased 92.3% to $1,633,000 for the first three months of 1996 compared to $849,000 in the corresponding period of the prior year due to an increase in sales to unaffiliated customers partially offset by a decrease in sales to franchises. Revenues (and costs) attributable to wholesale meat sales are expected to cease permanently during 1996 due to a new distribution system being fully implemented during that period eliminating the need for a separate meat production and distribution facility. Franchise revenues decreased 44.1% to $90,000 in the 1996 period compared to $161,000 in the 1995 period due to the Company's acquisition of two franchised restaurants and the closure of two franchised restaurants.

Cost of restaurant sales as a percentage of restaurant sales increased to 35.8% for the first three months of 1996 from 35.5% in the corresponding period of the prior year. This was primarily due to higher beef costs in the 1996 period.

Restaurant operating expenses as a percentage of restaurant revenues decreased to 49.6% from 51.6%. This was due to a reduction in payroll and other controllable costs as well as stronger unit sales. Meat division operating expenses as a percentage of total revenues decreased to 0.5% from 0.8%; this was attributable to the cessation of meat-cutting operations at the meat company during the current period.

General and administrative expenses as a percentage of total revenues decreased to 7.2% from 8.5%. This decrease was largely attributable to fixed corporate expenses increasing at a slower rate than revenues.

As a result of the relationships between revenues and expenses discussed above, operating income increased to $2,242,000 for the first three months of 1996 as compared to $904,000 in the corresponding period of the prior year.

Interest income is attributable to the investment of available cash; interest expense is attributable to borrowings under the Company's revolving line of credit, net of interest capitalized for construction costs of new units not yet opened. Interest expense was $56,000 for the first three months of 1996 as compared to $172,000 in interest income in the corresponding period of the prior year as a result of the decrease in funds invested and an increase in borrowed funds.

Income tax expense of $678,000 or 32.0% of earnings before income taxes was recognized for the first three months of 1996, as compared to $377,000 or 35.0% of earnings before income taxes for the first three months of 1995, reflecting an estimated 32.0% 1996 annual effective tax rate. The Company's effective income tax rate differs from applying the statutory federal income tax rate of 34% to pre-tax income primarily due to employee FICA tip tax credits and state income taxes.

Net earnings increased to $1,440,000 for the first three months of 1996 as compared to $700,000 in the corresponding period of the prior year.



Liquidity and Capital Resources:

The following table presents a summary of the Company's cash flows for the three months ended March 31, 1995 and March 31, 1996.

                                                    1995            1996
                                                    ----            ----
Net cash provided by operating activities        $   160,381     $ 2,905,547
Net cash used in investing activities             (2,172,565)     (5,979,558)
Net cash provided by financing activities           -----          4,705,092
                                                 -----------     -----------
   Net increase/(decrease) in cash and
                        cash equivalents         $(2,012,184)    $ 1,631,081
                                                 ===========     ===========

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. Capital expenditures for new and improved facilities totaled approximately $2,070,000 for the first three months of 1995 and $5,986,000 for the first three months of 1996. During the period, the Company funded all of its expansion with internally generated funds coupled with borrowings under the Company's revolving line of credit. Subsequent to March 31, 1996, an offering of the Company's stock was closed resulting in net proceeds to the Company of approximately $38,000,000. Upon receipt of the proceeds, the Company paid off the line of credit and has invested the remainder of the proceeds in a combination of interest bearing cash accounts and short-term investments. These funds, along with those generated by Company operations, are expected to fund the Company's expansion plans through 1997.

The Company opened twelve Company-owned and joint venture restaurants during 1995 and acquired four. The Company intends to open approximately fifteen Company-owned and joint venture restaurants in 1996. The Company estimates that its capital expenditures (without consideration of contributions from joint venture partners) will be approximately $19,000,000 in fiscal 1996. The Company expects the 1996 average cost per restaurant to be slightly lower than 1995 due to lower pre-opening expenses and better cost control and engineering. During the first three months of 1996, the Company negotiated with two of its existing franchises to form a joint venture to own and operate the three franchised restaurants in Charlotte, North Carolina and Columbia, South Carolina and the Company's two Longhorn Steakhouse restaurants in Greensboro and High Point, North Carolina. This transaction closed on April 1.

As of March 31, 1996 the Company had approximately $3.1 million in cash on hand.

Part II - Other Information
Item 1. Legal Proceedings

On February 10, 1994 Linda Upton, a shareholder of the Company, filed a putative class action against the Company, several of its directors and the two managing underwriters of its previous public offerings of Common Stock. The lawsuit is styled Linda Upton v. George W. McKerrow, Jr., Ronald P. Sheean, Ronald W. San Martin, J. William Norman, George W. McKerrow, Sr., J. C. Bradford & Co., The Robinson-Humphrey Company, Inc., and Longhorn Steaks, Inc., Civil Action No. 1:94-CV-0353-MHS, U. S. District Court for the Northern District of Georgia, Atlanta Division. The Plaintiff purports to represent a class of all persons who purchased the Common Stock of the Company between July 27, 1992 and June 17, 1993. The complaint alleges that during this interval the defendants made material misrepresentations and omissions in connection with the financial condition of the Company which had the effect of artificially inflating the market price of the Company's Common Stock. The complaint alleges that by virtue of this conduct defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the 1934 "Act") and SEC Rule 10b-5 thereunder. The complaint also alleges that defendants Longhorn Steaks, Inc., George W. McKerrow, Jr., Ronald W. San Martin, J. William Norman, and George W. McKerrow, Sr. were each controlling persons within the meaning of Section 20 of the 1934 Act and are therefore liable to the plaintiffs on that basis as well. The complaint seeks compensatory damages along with pre- and post- judgment interest, reasonable attorney's fees, expert witness fees, and other costs. The complaint also seeks relief in the form of "extraordinary equitable and/or injunctive relief as permitted by law, equity and the federal statutory provisions sued hereunder, including attaching, impounding, imposing a constructive trust upon or otherwise restricting the proceeds of defendants' trading activities or their other assets so as to ensure that plaintiff has an effective remedy..."

In the plaintiff's answers to mandatory interrogatories filed under the Court's rules, the plaintiff states that, although this is a matter for experts, at this point, it appears that "class-wide damages likely total in excess of $40 million."

Under the indemnification agreements with each of them and the provisions of the Company's Bylaws, the Company is advancing to each of the above named directors their costs of defense of the claims against them in this action. The Company has made a claim under its officers and directors liability insurance policy with respect to this litigation and has reached an interim agreement with the insurer (subject to renegotiation at the conclusion of the case) for the insurer to advance payment of a portion of the aggregate cost of defending the Company and the named directors once the Company has incurred insured defense costs equal to the $250,000 retainage under the policy. The Company has incurred expenses to date substantially equal to this retainage, and a portion of the future costs of the Company in its defense and that of the directors will be paid by the Company's insurer.

In addition, the Company has certain indemnification agreements with the underwriter defendants and has agreed on an interim basis (subject to renegotiation at the conclusion of the case) to, advance a portion of the costs of the underwriters incurred in defending this litigation.

Notwithstanding the contribution of the insurance company to the costs of the defense, the cost of defending litigation of this type can be significant and the portion of these costs that will be borne by the Company, including the Company's indemnification obligations to the underwriters, will be an expense in future periods until the matter is resolved. The Company cannot estimate the amount of the expense.

The Company believes that the claims of the plaintiff in the lawsuit are unfounded and completely without merit. The Company denies any liability with respect to these claims and intends to vigorously defend them. In April 1994, the defendants filed motions to dismiss the complaint for failure to state a claim on which relief can be granted. On March 30, 1995, the court granted the defendants' motions as to certain of the plaintiff's allegations of misstatements and the court denied the defendant's motions as it relates to certain other alleged misstatements. The plaintiff filed an amended complaint in response to the Court's March 30, 1995 order and the defendants filed motions to dismiss the amended complaint for failure to state a claim on which relief can be granted. The Court has entered an order denying the defendants' motions to dismiss the amended complaint. The defendants have answered the complaint, denying liability and intend to continue to defend the action vigorously. The plaintiff has filed a motion for class certification, which the defendants intend to oppose.

This action remains at an early procedural stage and it is not possible at this time to determine the outcome of the lawsuit or the effect of its resolution on the Company's financial position or operating results. Management believes the Company's defenses have merit and that the resolution of this matter will not have a material adverse effect on the Company's financial position; however, there can be no assurance that the Company will be successful in its defense or that this litigation will not have a material adverse effect on the Company's results of operations for some period or on the Company's financial position.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits Filed.
          3(a) Amended and Restated Articles of Incorporation of the Registrant
               (incorporated by reference from exhibit 3(a) to the Registration Statement on Form S-1, Registration Statement No. 33-57942).

          3(b) Amended and Restated Bylaws of the Registrant (incorporated by reference from exhibit 3(b) to the Registration Statement on Form S-1, Registration Statement No. 33-45695).

          27   Financial Data Schedule (for SEC use only)

   (b) Reports filed on Form 8-K.
          None.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Longhorn Steaks, Inc.





Date: May 13, 1996                   /s/ Anne D. Huemme
      --------------------------     -----------------------------
                                     Anne D. Huemme
                                     Chief Financial Officer and
                                     Officer (Principal Financial
                                     Officer and Principal
                                     Accounting Officer)