Form 10-Q
period 1996-06-30
LONGHORN STEAKS INC
filed 1996-08-14
CIK 883976

                                United States

                     Securities and Exchange Commission

                            Washington, DC 20549


                                  FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of

                     the Securities Exchange Act of 1934


                For the Quarterly Period Ended June 30, 1996

                       Commission file number 0-19924




                            Longhorn Steaks, Inc.
           (Exact name of registrant as specified in its charter)


              Georgia                                  58-1498312
      --------------------------------------------------------------------
     (State or other jurisdiction of                (I. R. S. Employer
     incorporation or organization)                Identification No.)

     8215 Roswell RD; Bldg 200;      Atlanta, GA                30350
      --------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

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
                                    XX   Yes          No
                                    ---           ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class                           Outstanding as of August 13, 1996
     -----                           ---------------------------------
Common Stock, no par value                     8,467,650 shares

                            Longhorn Steaks, Inc.


                                    Index


Part I - Financial Information

   Item 1. Financial Statements

                 Consolidated Balance Sheets-
                 December 31, 1995 and June 30, 1996                 1

                 Consolidated Statements of Earnings-
                 For the three months ended
                 June 30, 1995 and June 30, 1996                     2


                 Consolidated Statements of Earnings-
                 For the six months ended
                 June 30, 1995 and June 30, 1996                     3

                 Consolidated Statement of Stockholders' Equity
                 For the six months ended
                 June 30, 1996                                       4

                 Consolidated Statements of Cash Flows-
                 For the six months ended
                 June 30, 1995 and June 30, 1996                     5

                 Notes to the Consolidated Financial Statements    6-7

Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations       8-11


Part II - Other Information

   Item 1. Legal Proceedings                                     12-13

   Item 4. Submission of Matters to a Vote of Security Holders   13-14

   Item 6. Exhibits and Reports on Form 8-K                      14-16

Part I - Financial Information
Item 1. Financial Statements

                            Longhorn Steaks, Inc.
                                Balance Sheets

                                                                                                  (unaudited)
                              Assets                                    12/31/95                   06/30/96
                              ------                                   -----------                -----------
Current assets:
   Cash and cash equivalents                                           $ 1,444,604                $ 25,515,638
   Receivables:
      Trade                                                              1,560,180                   2,439,511
      Employees                                                             40,733                       7,685
   Inventories                                                           4,061,750                   3,859,328
   Other prepaid expenses                                                  827,571                     796,756
   Pre-opening costs, net                                                1,497,668                   1,784,906
                                                                        ----------                 -----------
     Total current assets                                                9,432,506                  34,403,824


Property & equipment, net                                               51,390,919                  61,922,339
Goodwill, net                                                            5,352,244                   6,276,281
Property acquired, held for resale                                         679,630                     679,630
Deferred income taxes                                                      101,000                     101,000
Other assets                                                               962,740                   1,139,125
                                                                       -----------                ------------

     Total assets                                                      $67,919,039                $104,522,199
                                                                       ===========                ============

               Liabilities and Stockholders' Equity
               ------------------------------------
Current liabilities:
   Accounts payable                                                      3,477,273                   2,922,300
   Accrued expenses                                                      4,795,766                   3,632,892
   Deferred income taxes                                                   442,000                     442,000
                                                                          --------                 -----------
       Total current liabilities                                         8,715,039                   6,997,192

Line of credit                                                           5,000,000                        ---
                                                                        ----------                 -----------

     Total liabilities                                                  13,715,039                   6,997,192

Minority interest                                                          615,224                   2,505,184

Stockholders' equity:

   Preferred stock                                                            ---                         ---
   Common stock                                                         41,201,508                  79,428,260
   Additional paid in capital                                              919,306                     919,306
   Retained earnings                                                    11,467,962                  14,672,257
                                                                       -----------                ------------
     Total stockholders' equity                                         53,588,776                  95,019,823
                                                                       -----------                ------------

     Total liabilities and
                stockholders' equity                                   $67,919,039                $104,522,199
                                                                       ===========                ============

       See accompanying notes to the financial statements.

                            Longhorn Steaks, Inc.
                            Statements of Earnings
                For the Three Months Ended June 30, 1995 and 1996
                                 (unaudited)


                                                                                        1995                  1996
                                                                                        ----                  ----
Revenues:
Restaurant sales                                                                    $24,177,635           $34,511,335
Wholesale meat sales                                                                  1,231,319               914,215
Franchise revenues                                                                      139,322                68,789
                                                                                    -----------           -----------
   Total revenues                                                                    25,548,276            35,494,339

Cost of sales:
Cost of restaurant sales                                                              8,621,496            12,633,646
Cost of wholesale meat sales                                                          1,161,168               903,829
Operating expenses-restaurants                                                       11,346,948            15,226,436
Depreciation and amortization - restaurants                                             953,291             1,764,520
Operating expenses-meat division                                                        182,713                68,684
General and administrative expenses                                                   2,010,829             2,477,087
                                                                                    -----------           -----------
   Total costs and expenses                                                          24,276,445            33,074,202
                                                                                    -----------           -----------

   Operating income                                                                   1,271,831             2,420,137

Interest income                                                                         134,329               297,820
                                                                                    -----------           -----------
   Earnings before taxes and
                 minority interest                                                    1,406,160             2,717,957

Minority interest                                                                         3,494               197,772
Income tax expense                                                                      490,000               756,000
                                                                                    -----------           -----------

   Net earnings                                                                     $   912,666           $ 1,764,185
                                                                                    ===========           ===========

   Net earnings per share                                                                 $0.14                 $0.20
                                                                                          =====                 =====

Weighted average shares outstanding                                                   6,749,000             8,992,000



       See accompanying notes to the financial statements.

                            Longhorn Steaks, Inc.
                     Consolidated Statements of Earnings
                For the Six Months Ended June 30, 1995 and 1996
                                 (unaudited)


                                                                                        1995                  1996
                                                                                        ----                  ----
Revenues:
Restaurant sales                                                                    $46,387,888           $66,433,054
Wholesale meat sales                                                                  2,080,319             2,547,452
Franchise revenues                                                                      299,891               158,681
                                                                                    -----------           -----------
   Total revenues                                                                    48,768,098            69,139,187

Cost of sales:
Cost of restaurant sales                                                             16,515,433            24,046,353
Cost of wholesale meat sales                                                          1,956,168             2,491,435
Operating expenses-restaurants                                                       21,874,471            29,326,032
Depreciation and amortization - restaurants                                           1,898,009             3,483,807
Operating expenses-meat division                                                        369,663               234,121
General and administrative expenses                                                   3,994,528             4,895,609
                                                                                    -----------           -----------
   Total costs and expenses                                                          46,608,272            64,477,357
                                                                                    -----------           -----------

   Operating income                                                                   2,159,826             4,661,830

Interest income                                                                         305,877               242,012
                                                                                    -----------           -----------
   Earnings before taxes and
                 minority interest                                                    2,465,703             4,903,842

Minority interest                                                                         2,066               265,847
Income tax expense                                                                      867,000             1,433,700
                                                                                    -----------           -----------

   Net earnings                                                                     $ 1,596,637           $ 3,204,295
                                                                                    ===========           ===========

   Net earnings per share                                                                 $0.24                 $0.40
                                                                                          =====                 =====

Weighted average shares outstanding                                                   6,523,000             8,024,000



       See accompanying notes to the financial statements.

                            Longhorn Steaks, Inc.



                      Statements of Stockholders' Equity
                  for the six months ended June 30, 1996
                                  (unaudited)



                                                             Common Stock
                                                       -------------------------
                                                        Shares,
                                                        Net of                     Additional                          Net
                                         Preferred      Treasury                    Paid-In       Retained        Stockholders'
                                           Stock         Shares        Amount       Capital       Earnings           Equity
Balance, January 1, 1996                     ---        6,627,333      41,201,508    919,306       11,467,962         53,588,776
Issuance of shares pursuant
  to exercise of stock options               ---           58,467         588,697        ---              ---            588,697
Issuance of shares pursuant
  to public offering                         ---        1,781,250      37,638,055        ---              ---         37,638,055
Net Earnings                                 ---             ---              ---        ---        3,204,295          3,204,295
                                           ------       ---------      ----------    -------       ----------         ----------
Balance, June 30, 1996                       ---        8,467,050      79,428,260    919,306       14,672,257         95,019,823
                                           ======       =========      ==========    =======       ==========         ==========

                      See accompanying notes to the financial statements.

                            Longhorn Steaks, Inc.
                           Statements of Cash Flows
              For the three months ended June 30, 1995 and 1996
                                 (unaudited)

                                                                                        1995                1996
                                                                                        -----               ----
Cash flows from operating activities:
   Net earnings                                                                      $ 1,596,637          $ 3,204,295
   Adjustments to reconcile net earnings to net
           cash provided by operating activities:
     Depreciation and amortization                                                     2,034,954            3,867,132
     Minority interest                                                                     2,066              265,847
     Pre-opening expenses                                                               (759,303)          (1,487,159)

   Change in:
     Trade receivables                                                                  (318,294)            (879,331)
     Inventories                                                                        (596,214)             202,422
     Prepaid expenses and other assets                                                  (436,895)            (145,570)
     Prepaid income taxes                                                                507,381                 ---
     Accounts payable and accrued expenses                                              (486,988)          (1,717,847)
                                                                                     -----------          -----------
        Net cash provided by operating activities                                      1,543,344            3,309,789

Cash flows from investing activities:
   Purchase of property and equipment                                                 (6,939,406)         (11,576,425)
   Purchase of Lone Star Steaks                                                       (2,096,107)                ---
   Purchase of land                                                                     (469,191)            (735,947)
   Decrease (increase) in loans to employees                                             (23,047)              33,048
                                                                                     -----------          -----------

       Net cash used in investing activities                                          (9,527,751)         (12,279,324)


Cash flows from financing activities:
   Repayment of line of credit, net of borrowings                                           ---            (5,000,000)
   Proceeds from public offering, net of expenses                                           ---            37,638,055
   Minority partners' contributions                                                      200,000              225,000
   Distributions to minority partners                                                    (27,958)            (411,183)
   Proceeds from exercise of stock options                                                13,975              588,697
                                                                                     -----------          -----------
     Net cash provided by financing activities                                           186,017           33,040,569

Net increase/(decrease) in cash and cash equivalents                                  (7,798,390)          24,071,034
Cash and cash equivalents at January 1, 1995 and 1996                                 17,045,981            1,444,604
                                                                                     -----------          -----------
Cash and cash equivalents at June 30, 1995 and 1996                                  $ 9,247,591          $25,515,638
                                                                                     ===========          ===========

        See accompanying notes to the financial statements.

Longhorn Steaks, Inc.

               Notes to the Consolidated Financial Statements
                                 (Unaudited)


1. Basis of Presentation

The financial statements for the six months ended June 30, 1996 and for the six months ended June 30, 1995 were prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these quarterly statements include all adjustments which are of a normal and recurring nature necessary to present a fair presentation of the results for such periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to these rules and regulations. Company management believes the disclosures are sufficient for interim financial reporting purposes. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 1995.


2. Income Taxes

Income tax expense for the three months has been provided for based on the estimated effective tax rate expected to be applicable for the full 1996 fiscal year. The income tax rate of 31% for the six months ended June 30, 1996 differs from applying the statutory federal income tax rate of 34% to pre-tax income primarily due to employee FICA tip tax credits (a reduction in income tax expense) offset by state income taxes.


3. Stockholder's Equity

During the first three months of 1996, the Company undertook a public offering which closed on April 1, resulting in proceeds to the Company, net of offering expenses, of approximately $31,642,000. The offering consisted of 1,875,000 shares of common stock, 1,500,000 of which were offered by the Company and the balance of which were offered by certain shareholders of the Company. The Company also granted its underwriters the option to purchase up to 281,250 additional shares of common stock to cover over-allotments. This option was exercised in full on April 12. The proceeds from this additional issuance of common stock were $5,996,250.


4. Merger With Bugaboo Creek Steak House, Inc.

During the second three months of 1996, the Company signed a definitive agreement to merge with Bugaboo Creek Steak House, Inc. ("Bugaboo"). Bugaboo owns and operates 14 Bugaboo Creek Steaks Houses and 4 Capital Grille restaurants primarily in the northeastern United States. The agreement provides for the issuance of up to 2,939,062 shares of the Company's common stock to the stockholders of Bugaboo. In conjunction with the Bugaboo merger, the Company has signed definitive agreements to acquire three other restaurants and certain related real estate for up to approximately 240,000 shares of the Company's common stock. Completion of the merger, which has been approved by the Boards of Directors of the Company and Bugaboo, is subject to approval by the stockholders of Bugaboo and the Company, certain regulatory approvals and other conditions. The merger is expected to be accounted for as a pooling of interests and to be a tax free exchange for purposes of determining federal income taxes of Bugaboo's stockholders. The Company expects the merger to be completed in September of 1996. Excluding estimated transaction costs, the Company does not believe the merger will have a material impact on the Company's earnings per share for 1996. However, the Company feels the foregoing merger will be additive to earnings per share for 1997.

Item 2.          Management's Discussion and Analysis of
                Financial Condition and Results of Operations
               For the Three Month Period Ended June 30, 1996
                                 Compared to
                 The Three Month Period Ended June 30, 1995


Results of Operations:

The Company derives substantially all of its revenues from restaurant sales, wholesale meat sales to franchises and unrelated parties, and franchise revenues. Total revenues increased 38.9% to $35,494,000 for the second three months of 1996 compared to $25,548,000 for the second three months of 1995. Restaurant sales increased 42.7% to $34,511,000 for the second three months of 1996 compared to $24,178,000 in the corresponding period of the prior year. The increase in restaurant sales resulted from the opening of new restaurants coupled with a 2.3% increase in same store sales. Same store sales for the three month period ended June 30, 1996 consists of sales at restaurants opened prior to January 1, 1995. Wholesale meat sales decreased 25.8% to $914,000 for the second three months of 1996 compared to $1,231,000 in the corresponding period of the prior year as a new meat distribution system was put in place during the period. Revenues (and costs) attributable to wholesale meat sales are expected to cease permanently in the second half of 1996. This new meat distribution system was fully implemented during the last period thereby eliminating the need for a separate meat production and distribution facility on a go-forward basis. Franchise revenues decreased 50.4% to $69,000 in the 1996 period compared to $139,000 in the 1995 period due to the Company's acquisition of five franchised restaurants and the closure of two franchised restaurants.

Cost of restaurant sales as a percentage of restaurant sales increased to 36.6% for the second three months of 1996 from 35.7% in the corresponding period of the prior year. After eliminating the inter-company gross profits from the meat division, restaurant cost of sales only increased slightly from 36.7% in 1995 to 36.8% for 1996.

Restaurant operating expenses as a percentage of restaurant revenues decreased to 44.1% for the second three months of 1996 from 46.9% in 1995. This was due to a reduction in payroll and other controllable costs coupled with stronger unit sales. Restaurant depreciation and amortization increased 85.2% to $1,765,000 from $953,000 in the corresponding period of the prior year due the construction of new restaurants. Meat division operating expenses as a percentage of total revenues decreased to 0.2% from 0.7%; this increase was attributable to the cessation of meat-cutting operations at the meat company during the first three months of 1996 and closure of the facility during the current period.

General and administrative expenses as a percentage of total revenues decreased to 7.0% from 7.9%. This decrease was largely attributable to fixed corporate expenses increasing at a slower rate than revenues.

As a result of the relationships between revenues and expenses discussed above, operating income increased to $2,420,000 for the second three months of 1996 as compared to $1,272,000 in the corresponding period of the prior year.

Interest income is attributable to the investment of available cash; interest income is reported net of interest expense, which is attributable to borrowings under the Company's revolving line of credit, net of interest capitalized for construction costs of new units not yet opened. Net interest income was $298,000 for the second three months of 1996 as compared to $134,000 in the corresponding period of the prior year as a result of the increase in funds invested.

Income tax expense of $756,000 or 30.0% of earnings before income taxes was recognized for the second three months of 1996, as compared to $490,000 or 35.0% of earnings before income taxes for the second three months of 1995, reflecting an estimated 30.0% 1996 annual effective tax rate. The Company's effective income tax rate differs from applying the statutory federal income tax rate of 34% to pre-tax income primarily due to employee FICA tip tax credits and state income taxes.

Net earnings increased to $1,764,000 for the second three months of 1996 as compared to $913,000 in the corresponding period of the prior year.





                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                For the Six Month Period Ended June 30, 1996
                                 Compared to
                  The Six Month Period Ended June 30, 1995


Results of Operations:

The Company derives substantially all of its revenues from restaurant sales, wholesale meat sales both to franchises and unrelated parties and franchise revenues. Total revenues increased 41.8% to $69,139,000 for the first six months of 1996 compared to $48,768,000 for the first six months of 1995. Restaurant sales increased 43.2% to $66,433,000 for the first six months of 1996 compared to $46,388,000 in the corresponding period of the prior year. The increase in restaurant sales resulted from the opening of new restaurants coupled with a 4.2% increase in same store sales. The same store sales increase was attributable in part to the 1996 period having an extra day due to leap year. Same store sales consists of sales at restaurants opened prior to October 1, 1994. Wholesale meat sales increased 22.5% to $2,547,000 for the first six months of 1996 compared to $2,080,000 in the corresponding period of the prior year due an increase in sales to unaffiliated customers partially offset by a decrease in sales to franchises and the new meat distribution system being put in place during the period. Revenues (and costs) attributable to wholesale meat sales are expected to cease permanently during 1996 due to a new distribution system being fully implemented during that period eliminating the need for a separate meat production and distribution facility. Franchise revenues decreased 47.0% to $159,000 in the 1996 period compared to $300,000 in the 1995 period due to the Company's acquisition of five franchised restaurants and the closure of two franchised restaurants.

Cost of restaurant sales as a percentage of restaurant sales increased to

36.2% for the first six months of 1996 from 35.6% in the corresponding period of the prior year. After eliminating the inter-company gross profits from the meat division (which was closed during the period), restaurant level cost of sales decreased from 36.6% in 1995 to 36.2% for 1996.

Restaurant operating expenses as a percentage of restaurant revenues decreased to 44.1% for the first six months of 1996 from 47.2% in 1995. This was due to a reduction in payroll and other controllable costs as well as stronger unit sales. Restaurant depreciation and amortization increased 83.6% to $3,484,000 from $1,898,000 in the corresponding period of the prior year due to the construction of new restaurants. Meat division operating expenses as a percentage of total revenues decreased to 0.3% from 0.8%; this was attributable to the cessation of meat-cutting operations at the meat company during the first three months of 1996 and closure of the facility during the current period.

General and administrative expenses as a percentage of total revenues decreased to 7.1% from 8.2%. This decrease was largely attributable to fixed corporate expenses increasing at a slower rate than revenues.

As a result of the relationships between revenues and expenses discussed above, operating income increased to $4,662,000 for the first six months of 1996 as compared to $2,160,000 in the corresponding period of the prior year.

Interest income is attributable to the investment of available cash; interest income is reported net of interest expense, which is attributable to borrowings under the Company's revolving line of credit, net of interest capitalized for construction costs of new units not yet opened. Net interest income was $242,000 for the first six months of 1996 as compared to $306,000 in the corresponding period of the prior year as a result of the increase in funds invested.

Income tax expense of $1,434,000 or 30.9% of earnings before income taxes was recognized for the first six months of 1996, as compared to $867,000 or 35.2% of earnings before income taxes for the first six months of 1995. The Company's effective income tax rate for 1996 is expected to be 30.0% which differs from applying the statutory federal income tax rate of 34% to pre-tax income primarily due to employee FICA tip tax credits and state income taxes.

Net earnings increased to $3,204,000 for the first six months of 1996 as compared to $1,597,000 in the corresponding period of the prior year.

Liquidity and Capital Resources:

The following table presents a summary of the Company's cash flows for the six months ended June 30, 1995 and June 30, 1996.





                                                   1995          1996
                                                   ----          ----
Net cash provided by operating activities    $  1,715,386   $  3,309,789
Net cash used in investing activities          (9,527,751)   (12,279,324)
Net cash provided by financing activities          13,975     33,040,569
                                             ------------   ------------
Net increase/(decrease) in cash and
     cash equivalents                        $(7,798,390)     $24,071,034
                                             ===========      ===========

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. Capital expenditures for new and improved facilities totaled approximately $6,939,000 for the first six months of 1995 and $11,576,000 for the first six months of 1996. During the period, an offering of the Company's stock was closed resulting in net proceeds to the Company of approximately $37,638,055. For the first six months of 1996, the Company funded all of its expansion with internally generated funds, borrowings under the Company's revolving line of credit and proceeds from the stock offering. Upon receipt of the proceeds, the Company paid off the line of credit and invested the remainder of the proceeds in a combination of interest bearing cash accounts and short-term investments. These funds, along with those generated by Company operations, are expected to fund the Company's expansion plans through 1997, if the Bugaboo Creek Steak House, Inc. acquisition does not progress; if the acquisition noted above transpires, these funds, along with those generated by the consolidated Company, would be expected to fund expansion plans through mid-1997.

The Company opened twelve Company-owned and joint venture restaurants during 1995 and acquired four. The Company intends to open approximately fifteen Company-owned and joint venture restaurants in 1996. The Company estimates that its capital expenditures (net of contributions from joint venture partners) will be approximately $23,000,000 in fiscal 1996. The Company expects the 1996 average cost per restaurant to be slightly lower than 1995 due to lower pre-opening expenses and better cost control and engineering. During the first six months of 1996, the Company negotiated with two of its existing franchises to form a joint venture to own and operate the three franchised restaurants in Charlotte, North Carolina and Columbia, South Carolina and the Company's two Longhorn Steakhouse restaurants in Greensboro and High Point, North Carolina. This transaction closed on April 1.

As of June 30, 1996 the Company had approximately $25.5 million in cash on hand.

Part II - Other Information
Item 1. Legal Proceedings

On February 10, 1994 Linda Upton, a shareholder of the Company, filed a putative class action against the Company, several of its directors and the two managing underwriters of its previous public offerings of Common Stock. The lawsuit is styled Linda Upton v. George W. McKerrow, Jr., Ronald P. Sheean, Ronald W. San Martin, J. William Norman, George W. McKerrow, Sr., J. C. Bradford & Co., The Robinson-Humphrey Company, Inc., and Longhorn Steaks, Inc., Civil Action No. 1:94-CV-0353-MHS, U. S. District Court for the Northern District of Georgia, Atlanta Division. The Plaintiff purports to represent a class of all persons who purchased the Common Stock of the Company between July 27, 1992 and June 17, 1993. The complaint alleges that during this interval the defendants made material misrepresentations and omissions in connection with the financial condition of the Company which had the effect of artificially inflating the market price of the Company's Common Stock. The complaint alleges that by virtue of this conduct defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the 1934 "Act") and SEC Rule 10b-5 thereunder. The complaint also alleges that defendants Longhorn Steaks, Inc., George W. McKerrow, Jr., Ronald W. San Martin, J. William Norman, and George W. McKerrow, Sr. were each controlling persons within the meaning of Section 20 of the 1934 Act and are therefore liable to the plaintiffs on that basis as well. The complaint seeks compensatory damages along with pre- and post-judgment interest, reasonable attorney's fees, expert witness fees, and other costs. The complaint also seeks relief in the form of "extraordinary equitable and/or injunctive relief as permitted by law, equity and the federal statutory provisions sued hereunder, including attaching, impounding, imposing a constructive trust upon or otherwise restricting the proceeds of defendants' trading activities or their other assets so as to ensure that plaintiff has an effective remedy..."

In the plaintiff's answers to mandatory interrogatories filed under the Court's rules, the plaintiff states that, although this is a matter for experts, at this point, it appears that "class-wide damages likely total in excess of $40 million."

Under the indemnification agreements with each of them and the provisions of the Company's Bylaws, the Company is advancing to each of the above named directors their costs of defense of the claims against them in this action. The Company has made a claim under its officers and directors liability insurance policy with respect to this litigation and has reached an interim agreement with the insurer (subject to renegotiation at the conclusion of the case) for the insurer to advance payment of a portion of the aggregate cost of defending the Company and the named directors once the Company has incurred insured defense costs equal to the $250,000 retainage under the policy. The Company has incurred expenses to date in excess of this retainage, and a portion of the costs of the Company in its defense and that of the directors will be paid by the Company's insurer.

In addition, the Company has certain indemnification agreements with the underwriter defendants and has agreed on an interim basis (subject to renegotiation at the conclusion of the case) to advance a portion of the costs of the underwriters incurred in defending this litigation.

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

The Company believes that the claims of the plaintiff in the lawsuit are unfounded and completely without merit. The Company denies any liability with respect to these claims and intends to vigorously defend them. In April 1994, the defendants filed motions to dismiss the complaint for failure to state a claim on which relief can be granted. On March 30, 1995, the court granted the defendants' motions as to certain of the plaintiff's allegations of misstatements and the court denied the defendant's motions as it relates to certain other alleged misstatements. The plaintiff filed an amended complaint in response to the Court's March 30, 1995 order and the defendants filed motions to dismiss the amended complaint for failure to state a claim on which relief can be granted. The Court has entered an order denying the defendants' motions to dismiss the amended complaint. The defendants have answered the complaint, denying liability and intend to continue to defend the action vigorously. The plaintiff has filed a motion for class certification, which the defendants have opposed. The Court has not yet ruled on the motion.

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


Item 4. Submission of Matters to a Vote of Security Holders

The 1996 Annual Meeting of Shareholders of the Company was held on May 8, 1996. Holders of 6,644,333 shares of the Company's common stock were entitled to vote at that meeting. At the Annual meeting, the shareholders elected three Class I directors with term to expire at the 1999 Annual Meeting. As to each of the following named individuals, the holders of the indicated number of shares of the Company's common stock voted for his election and the holders of the indicated number of shares withheld authority to vote for his election and there were no broker non-votes:

                                Shares Voting      Shares Withholding
                                     For               Authority
Class I

   Donald L. Chapman              5,340,920             354,895
   George W. McKerrow, Sr.        5,340,920             354,895
   John C. Metz                   5,340,920             354,895

The following directors' terms of office continue after the meeting and expire at the annual meeting of shareholders in the year indicated.


Class II

     George McKerrow, Jr.           1997
     Richard E. Rivera              1997


Class III

     John G. Pawley                 1998
     Ronald W. San Martin           1998


There is currently a vacant director's position in both Class II and Class III.

The shareholders approved the proposal to amend the Longhorn Steaks, Inc. Amended and Restated 1992 Incentive Plan. The holders of 3,953,852 shares of common stock voted in favor of the approval, holders of 1,008,799 shares voted against and holders of 10,326 shares abstained. There were 722,838 broker non-votes.

The shareholders approved the proposal of the 1996 stock plan for outside directors. The holders of 4,663,012 shares of common stock voted in favor of the approval, holders of 351,645 shares voted against and holders of 14,231 shares abstained. There were 666,927 broker non-votes.

The shareholders also ratified the selection of KPMG Peat Marwick as independent auditors for the Company for 1996. The holders of 5,688,770 shares of common stock voted in favor of the ratification, holders of 3,745 shares voted against and holders of 3,300 shares abstained. There were no broker non-votes.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits Filed.
         Exhibit No.       Description

         2.1               Agreement and Plan of Merger, dated as of June
                           14, 1996, by and among Longhorn Steaks, Inc., Bugaboo Creek Steak House, Inc. and Whip Merger Corporation (incorporated by reference from Exhibit
                           2.1 of the Registrant's Registration Statement on Form S-4, Registration No. 333-08053 (the "Registration Statement")).

         2.1.1 Amendment No. 1 to Agreement and Plan of Merger, dated July 29, 1996, by and among Longhorn
                           Steaks, Inc., Bugaboo Creek Steak House, Inc. and Whip Merger Corporation (incorporated by reference from Exhibit 2.1.1 of the Registration Statement).

         2.2               Agreement and Plan of Merger, dated June 14,
                           1996, by and among Bentley's Restaurant, Inc., Longhorn Steaks, Inc. and Whip Pooling Corporation (incorporated by reference from Exhibit 2.2 of the Registration Statement).

         2.2.1             Amendment No. 1 to Agreement and Plan of
                           Merger, dated July 29, 1996, by and among Bentley's Restaurant, Longhorn Steaks, Inc. and Whip Pooling Corporation (incorporated by reference from Exhibit
                           2.2.1 of the registration Statement).

         2.3               Agreement and Plan of Merger, dated June 14,
                           1996, by and among Hemenway Sea Foods, Inc.,
                           Longhorn Steaks, Inc. and Whip Pooling Corporation (incorporated by reference from Exhibit 2.3 of the Registration Statement).

         2.3.1 Amendment No. 1 to Agreement and Plan of Merger, dated July 29, 1996, by and among Hemenway
                           Sea Foods, Inc., Longhorn Steaks, Inc. and Whip Pooling Corporation (incorporated by reference from Exhibit 2.3.1 of the Registration Statement).

         2.4               Agreement and Plan of Merger, dated June 14,
                           1996, by and among Old Grist Mill Tavern, Inc., Longhorn Steaks, Inc. and Whip Pooling Corporation (incorporated by reference from Exhibit 2.4 of the Registration Statement).

         2.4.1 Amendment No. 1 to Agreement and Plan of Merger, dated July 29, 1996, by and among Old Grist
                           Mill Tavern, Inc., Longhorn Steaks, Inc. and Whip Pooling Corporation (incorporated by reference from Exhibit 2.4.1 of the Registration Statement).

         2.5               Agreement and Plan of Merger, dated June 14,
                           1996 by and among GOS Properties Limited Liability Company, Longhorn Steaks, Inc. and Whip Pooling Corporation (incorporated by reference from Exhibit
                           2.5 of the Registration Statement).

         2.5.1             Amendment No. 1 to Agreement and Plan of
                           Merger, dated July 29, 1996, by and among GOS Properties limited Liability Company, Longhorn Steaks, Inc. and Whip Pooling Corporation (incorporated by reference from Exhibit 2.5.1 of the Registration Statement).

         2.6               Purchase and Sale Agreement, dated June 14,
                           1996, by and between Edward P. Grace, III and Samuel
                           J. Orr, Jr. as Sellers and Whip Pooling Corporation (incorporated by reference from Exhibit 2.6 of the Registration Statement).

         2.6.1 Amendment No. 1 to Purchase and Sale Agreement, dated July 29, 1996, by and between Edward P. Grace, III and Samuel J. Orr, Jr. as Sellers and Whip Pooling Corporation (incorporated by reference from Exhibit 2.6.1 of the Registration Statement).

         3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3(a) of the Registration Statement on Form S-1, Registration No. 33-57942).

         3.2 Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3(b) to Registration Statement on Form S-1, Registration No. 33-45695).

         4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and By-Laws of the Registrant defining rights of holders of Common Stock of the Registrant.

        27                 Financial Data Schedule (for SEC use only)


(b) Reports filed on Form 8-K.
     None.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Longhorn Steaks, Inc.





Date: August 14, 1996                    /s/Anne D. Huemme
- ------------------------                 ----------------------------
                                        Anne D. Huemme
                                        Chief Financial Officer and
                                        Officer (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)