Form 10-Q
period 1996-09-29
LONGHORN STEAKS INC
filed 1996-11-13
CIK 883976

                                 United States

                       Securities and Exchange Commission

                              Washington, DC 20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of

                      the Securities Exchange Act of 1934


               For the Quarterly Period Ended September 29, 1996

                         Commission file number 0-19924


                             Longhorn Steaks, Inc.
             (Exact name of registrant as specified in its charter)


              Georgia                                       58-1498312
--------------------------------------------------------------------------------
   (State or other jurisdiction of                     (I. R. S. Employer
    incorporation or organization)                     Identification No.)

   8215 Roswell RD; Bldg 200;     Atlanta, GA                    30350
--------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

                                (770) 399-9595
                                --------------
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter three quarters that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     XX  Yes          No
                                                    ----         ----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                         Outstanding as of November 11, 1996
          ------                        -----------------------------------
   Common Stock, no par value                     11,649,845 shares

                             Longhorn Steaks, Inc.


                                     Index


Part I - Financial Information

   Item 1. Financial Statements

                Consolidated Balance Sheets-
                December 31, 1995 and September 29, 1996                 1

                Consolidated Statements of Operations-
                For the quarter ended
                September 30, 1995 and September 29, 1996                2


                Consolidated Statements of Earnings-
                For the three quarters ended
                September 30, 1995 and September 29, 1996                3

                Consolidated Statement of Stockholders' Equity
                For the three quarters ended
                September 29, 1996                                       4

                Consolidated Statements of Cash Flows-
                For the three quarters ended
                September 30, 1995 and September 29, 1996                5

                Notes to the Consolidated Financial Statements         6-7

   Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations         8-12



Part II - Other Information

   Item 1. Legal Proceedings                                         13-14

   Item 4. Submission of Matters to a Vote of Security Holders          15

   Item 6. Exhibits and Reports on Form 8-K                             15

         Part I. Financial Information
         Item 1. Financial Statements

                           Longhorn Steaks, Inc.
                               Balance Sheets

                                                                                               (unaudited)
                           Assets                                         12/31/95              09/29/96
                           ------                                       ------------          ------------
 Current assets:
    Cash and cash equivalents                                           $  2,426,816          $    257,721
    Marketable Securities                                                    817,485               807,606
    Receivables:
       Trade                                                               2,252,489             3,879,786
       Employees                                                              39,474                52,116
    Inventories                                                            6,136,904             6,307,628
    Other prepaid expenses                                                 1,467,099             2,099,357
    Pre-opening costs, net                                                 2,271,498             2,668,839
                                                                        ------------          ------------
      Total current assets                                                15,411,765            16,073,053

 Property & equipment, net                                                84,913,331           113,658,071
 Goodwill, net                                                             5,691,012             6,207,464
 Property acquired, held for resale                                          679,630                   -
 Deferred income taxes                                                           -                 484,512
 Other assets                                                              1,039,872             1,331,173
                                                                        ------------          ------------
      Total assets                                                      $107,735,610          $137,754,273
                                                                        ============          ============

            Liabilities and Stockholders' Equity
            ------------------------------------
 Current liabilities:
    Accounts payable                                                       6,491,526             6,942,181
    Notes payable, current                                                 1,025,196                   -
    Accrued expenses                                                       6,726,619             6,833,024
    Deferred income taxes                                                    109,291               442,000
                                                                        ------------          ------------
        Total current liabilities                                         14,352,632            14,217,205

 Deferred taxes                                                               44,627                   -
 Notes payable, noncurrent                                                13,857,994             1,750,000
 Other                                                                       735,804                   -
                                                                        ------------          ------------
      Total liabilities                                                   28,991,057            15,967,205

 Minority interest                                                           615,224             2,992,412


 Stockholders' equity:
    Preferred stock                                                              -                     -
    Common stock                                                          61,860,699           100,121,171
    Additional paid in capital                                               919,306               919,306
    Retained earnings                                                     15,349,324            17,754,179
                                                                        ------------          ------------
      Total stockholders' equity                                          78,129,329           118,794,656
                                                                        ------------          ------------
      Total liabilities and
                 stockholders' equity                                   $107,735,610          $137,754,273
                                                                        ============          ============

            See accompanying notes to the financial statements.

                             Longhorn Steaks, Inc.
                           Statements of Operations
      For the Quarters Ended September 30, 1995 and September 29, 1996

                                  (unaudited)

                                                                                                 1995                  1996
                                                                                                 ----                  ----
         Revenues:
         Restaurant sales - Longhorn Steakhouse                                              $24,905,284           $35,573,104
         Restaurant sales - Bugaboo Creek Steak House                                          7,060,000            11,179,918
         Restaurant sales - The Capital Grille                                                 2,918,000             4,855,209
         Restaurant sales - specialty concepts                                                 2,869,540             2,956,326
         Wholesale meat sales                                                                  1,995,908                   -
         Franchise revenues                                                                      136,822                70,258
                                                                                             -----------           -----------
            Total revenues                                                                    39,885,554            54,634,815

         Cost of sales:
         Cost of restaurant sales                                                             13,786,363            20,505,552
         Cost of wholesale meat sales                                                          1,900,847                   -
         Operating expenses-restaurants                                                       17,164,463            24,516,664
         Depreciation and amortization - restaurants                                           1,926,000             3,189,513
         Operating expenses-meat division                                                        200,513                   -
         General and administrative expenses                                                   2,499,000             3,371,780
         Merger and conversion expenses                                                              -               2,900,000
         Provision for restaurant closures                                                           -               1,436,000
                                                                                             -----------           -----------
            Total costs and expenses                                                          37,477,186            55,919,509
                                                                                             -----------           -----------

            Operating income (loss)                                                            2,408,368            (1,284,694)

         Interest income                                                                          54,000                96,588
                                                                                             -----------           -----------

            Earnings (loss) before taxes and
                          minority interest                                                    2,462,368            (1,188,106)


         Minority interest                                                                        33,000               183,049
         Income tax expense                                                                      845,000               288,000
                                                                                             -----------           -----------

            Net earnings (loss)                                                              $ 1,584,368           ($1,659,155)
                                                                                             ===========           ===========


            Net earnings (loss) per share                                                    $      0.16                ($0.14)
                                                                                             ===========           ===========
         Weighted average shares outstanding                                                  10,185,098            11,650,000

             See accompanying notes to the financial statements.

                             Longhorn Steaks, Inc.
                             Statements of Earnings
      For the Three Quarters Ended September 30, 1995 and September 29, 1996

                                  (unaudited)


                                                                                                 1995                  1996
                                                                                                 ----                  ----
         Revenues:
         Restaurant sales - Longhorn Steakhouse                                             $ 69,496,140           $99,658,993
         Restaurant sales - Bugaboo Creek Steak House                                         18,214,000            33,281,918
         Restaurant sales - The Capital Grille                                                10,464,000            13,490,209
         Restaurant sales - specialty concepts                                                 8,342,860             9,286,437
         Wholesale meat sales                                                                  4,076,000             2,547,000
         Franchise revenues                                                                      436,000               229,258
                                                                                            ------------          ------------
            Total revenues                                                                   111,029,000           158,493,815


         Cost of sales:
         Cost of restaurant sales                                                             38,615,000            57,512,552
         Cost of wholesale meat sales                                                          3,857,000             2,491,000
         Operating expenses-restaurants                                                       48,561,000            69,165,955
         Depreciation and amortization - restaurants                                           4,896,000             8,754,222
         Operating expenses-meat division                                                        571,000               234,000
         General and administrative expenses                                                   8,037,000            10,498,780
         Merger and conversion expenses                                                              -               2,900,000
         Provision for restaurant closures                                                           -               1,436,000
                                                                                            ------------          ------------

            Total costs and expenses                                                         104,537,000           152,992,509
                                                                                            ------------          ------------


            Operating income                                                                   6,492,000             5,501,306


         Interest income                                                                         304,000                47,588
                                                                                            ------------          ------------


            Earnings before taxes and
                          minority interest                                                    6,796,000             5,548,894


         Minority interest                                                                        35,000               449,049
         Income tax expense                                                                    2,329,000             2,334,000
                                                                                            ------------          ------------


            Net earnings                                                                    $  4,432,000          $  2,765,845
                                                                                            ============          ============


            Net earnings per share                                                          $       0.45          $       0.25
                                                                                            ============          ============


         Weighted average shares outstanding                                                   9,939,195            11,185,185

             See accompanying notes to the financial statements.

                             Longhorn Steaks, Inc.
                       Statement of Stockholders' Equity
                For the Three Quarters ended September 29, 1996
                                  (unaudited)



                                                          Common Stock
                                               --------------------------------
                                                   Shares,
                                                   Net of                         Additional                           Net
                                   Preferred      Treasury                         Paid-In        Retained         Stockholders'
                                     Stock         Shares           Amount         Capital        Earnings           Equity
Balance, January 1, 1996                ---         9,806,528     $ 61,860,699      $919,306      $15,349,324    $ 78,129,329

Issuance of shares pursuant
 to exercise of stock options           ---            62,067          622,417           ---              ---         622,417

Issuance of shares pursuant
           to public offering           ---         1,781,250       37,638,055           ---              ---      37,638,055

Distributions to stockholders           ---               ---              ---           ---         (360,990)       (360,990)

Net Earnings                            ---               ---              ---           ---        2,765,845       2,765,845

                                     ------        ----------     ------------      --------      -----------    ------------
Balance, September 29, 1996             ---        11,649,845     $100,121,171      $919,306      $17,754,179    $118,794,656
                                     ======        ==========     ============      ========      ===========    ============



              See accompanying notes to the financial statements.

                             Longhorn Steaks, Inc.
                            Statements of Cash Flows
    For the Three Quarters ended September 30, 1995 and September 29, 1996
                                  (unaudited)

                                                                                                1995                  1996
                                                                                                ----                  ----
                 Net cash provided by operating activities                                  $ 9,437,917          $  6,074,490

         Cash flows from investing activities:
            Purchase of land                                                                 (1,203,735)           (1,484,640)
            Purchase of property and equipment                                              (30,614,168)          (33,016,777)
            Purchase of Lone Star Steaks, Inc.                                               (2,101,631)                  -
            Purchase of Bullhead Enterprises, Inc.                                           (2,591,448)                  -
            Net proceeds from marketable securities                                           7,250,850
            (Increase) in loans to employees                                                    (29,456)              (12,642)
                                                                                            -----------          ------------
                Net cash used by investing activities                                       (29,289,588)          (34,514,059)

         Cash flows from financing activities:
            Proceeds from stock offering, net of expenses                                           -              37,638,055
            Repayments of lines of credit, net of borrowings                                  5,302,372           (12,107,994)
            Minority partners' contributions                                                    300,000             1,030,271
            Distributions to minority partners                                                 (168,626)             (912,275)
            Proceeds from exercise of stock options                                              37,625               622,417
                                                                                            -----------          ------------
               Net cash provided by financing activities                                      5,471,371            26,270,474



         Net (decrease) in cash                                                             (14,380,300)           (2,169,095)
         Cash and cash equivalents at January 1, 1995 and 1996                               17,798,105             2,426,816
                                                                                            -----------          ------------
         Cash and cash equivalents at Sept. 30, 1995 and Sept. 29, 1996                     $ 3,417,805          $    257,721
                                                                                            ===========          ============

              See accompanying notes to the financial statements.

Longhorn Steaks, Inc.

                 Notes to the Consolidated Financial Statements
                                  (unaudited)


1. Basis of Presentation

The financial statements for the three quarters ended September 29, 1996 and for the three quarters ended September 30, 1995 (forty weeks for 1996 and nine months for 1995) were prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these quarterly statements include all adjustments which are of a normal and recurring nature necessary to present a fair presentation of the results of operations of the Company. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to these rules and regulations. Company management believes the disclosures are sufficient for interim financial reporting purposes. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 1995.


2. Merger With Bugaboo Creek Steak House, Inc.

On September 13, 1996, the Company merged with Bugaboo Creek Steak House, Inc. ("Bugaboo"). Bugaboo owned and operated 14 Bugaboo Creek Steak Houses and 4 The Capital Grille restaurants, primarily in the northeastern United States. The agreement provided for the issuance of 2,939,062 shares of the Company's common stock to the stockholders of Bugaboo. In conjunction with the Bugaboo merger, the Company acquired three other restaurants and certain related real estate for 240,410 shares of the Company's common stock. The merger has been accounted for using the pooling of interests method and was a tax free exchange for purposes of determining federal income taxes of Bugaboo's stockholders. Transaction costs of $2,900,000 were expensed during the current quarter; excluding these costs, the exchange did not impact the Company's earnings per share for 1996. However, the Company feels the foregoing merger will be additive to earnings per share for 1997.


3.  Stockholders' Equity

During the first quarter of 1996, the Company undertook a public offering which closed on April 1, resulting in proceeds to the Company, net of offering expenses, of approximately $31,642,000. The offering consisted of 1,875,000 shares of common stock, 1,500,000 of which were offered by the Company and the balance of which were offered by certain shareholders of the Company. The Company also granted its underwriters the option to purchase up to 281,250 additional shares of common stock to cover over-allotments. This option was exercised in full on April 12. The proceeds from this additional issuance of common stock were approximately $5,996,000.

4. Income Taxes

Income tax expense for the three quarters has been provided for based on the estimated effective tax rate expected to be applicable for the full 1996 fiscal year. The income tax rate of 31% for the three quarters ended September 29, 1996 differs from applying the statutory federal income tax rate of 34% to pre-tax income primarily due to employee FICA tip tax credits (a reduction in income tax expense) offset by state income taxes.


5. Change in Reporting Periods

Prior to the merger discussed above, the Longhorn restaurant group reported on a quarterly calendar basis and the Bugaboo group reported on a fiscal year basis (year end 6/30) in week groups of twelve, twelve, sixteen and twelve respectively. Subsequent to the merger, the combined group is reporting on a quarterly basis with each quarter containing exactly 13 weeks and a fiscal year end of approximately 12/31 (12/29 in 1996).

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
              For the Three Month Period Ended September 29, 1996
                                  Compared to
                The Three Month Period Ended September 30, 1995


Results of Operations:

The Company derives substantially all of its revenues from restaurant sales and franchise revenues. Total revenues increased 37.0% to $54,635,000 for the third quarter of 1996 compared to $39,886,000 for the third quarter of 1995. Restaurant sales increased 44.5% to $54,565,000 for the third quarter of 1996 compared to $37,753,000 in the corresponding period of the prior year. The increase in restaurant sales resulted from the opening of new restaurants coupled with a 3.5% increase in same store sales for the Longhorn Steakhouses, a 10.5% decline in same store sales for the Bugaboo Creek Steak Houses and an 8.1% increase in same store sales for The Capital Grilles. Same store sales for the quarter ended September 29, 1996 consist of sales at restaurants opened prior to April 1, 1995. Wholesale meat sales ceased prior to the third quarter of 1996 compared to $1,996,000 in the corresponding period of the prior year as a new meat distribution system was put in place. This new meat distribution system was fully implemented during the first two quarters of 1996 thereby eliminating the need for a separate meat production and distribution facility. Franchise revenues decreased 48.9% to $70,000 in the third quarter 1996 compared to $137,000 in the 1995 period due to the Company's acquisition of five franchised restaurants and the closure of two franchised restaurants.

Cost of restaurant sales as a percentage of restaurant sales increased to 37.6% for the third quarter of 1996 from 36.5% in the corresponding period of the prior year. If the inter-company gross profits from the meat division in the 1995 period is eliminated, cost of restaurant sales would have been 37.1% in 1995 compared to 37.6% for 1996. This increase was primarily due to higher bread and dairy prices during the current period.

Restaurant operating expenses as a percentage of restaurant sales decreased to 44.9% for the third quarter of 1996 from 45.5% in 1995. This was due to controllable costs other than payroll increasing at a slower rate than unit sales volumes. Restaurant depreciation and amortization increased 65.6% to $3,190,000 from $1,926,000 in the corresponding period of the prior year due the construction of new restaurants and the Company's ongoing renovation program. Meat division operating expenses as a percentage of total revenues decreased to 0.0% from 0.5%; this decrease was attributable to the cessation of meat-cutting operations at the meat company during the first quarter of 1996 and closure of the facility during the second quarter of 1996.

General and administrative expenses as a percentage of total revenues decreased to 6.2% from 6.3%. This decrease was attributable to fixed corporate expenses increasing at a slower rate than revenues.

During the current quarter, the Company expensed transaction costs of $2,900,000 related to the Bugaboo merger discussed above. These transaction costs consisted of investment banking, accounting, legal and regulatory agency fees and other expenses related to closing the merger and integrating the management information systems.

Also during the current quarter, the Company accrued expense of $1,436,000 primarily attributable to plans to close two under-performing restaurants. The provision includes estimated future lease obligations and other costs of holding the facilities and writedown of restaurant assets to net realizable value.

As a result of the relationships between revenues and expenses discussed above, the Company had an operating loss of $(1,285,000) for the third quarter of 1996 as compared to income of $2,408,000 for the corresponding period of the prior year.

Interest income is attributable to the investment of available cash; interest income is reported net of interest expense, which is attributable to borrowings under the Company's revolving line of credit, net of interest capitalized for construction costs of new units not yet opened. Net interest income was $97,000 for the third quarter of 1996 as compared to $54,000 in the corresponding period of the prior year as a result of the increase in funds invested.

Income tax expense of $288,000 was recognized for the third quarter of 1996, net of benefits related to the merger expenses and restaurant closures, some items of which will be deductible for income tax purposes. This compares to $845,000 or 34.8% of earnings before income taxes for the third quarter of 1995, reflecting an estimated 31.0% annual effective tax rate for 1996 for the combined Company. The Company's effective income tax rate differs from applying the statutory federal income tax rate of 34% to pre-tax income primarily due to employee FICA tip tax credits and state income taxes.

The Company generated a net loss of $(1,659,000) for the third quarter of 1996 as compared to net income of $1,584,000 in the corresponding period of the prior year.





                  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                For the Three Quarters Ended September 29, 1996
                                  Compared to
                  The Three Quarters Ended September 30, 1995


Results of Operations:

The Company derives substantially all of its revenues from restaurant sales, wholesale meat sales both to franchises and unrelated parties and franchise revenues. Total revenues increased 42.8% to $158,494,000 for the first three quarters of 1996 compared to $111,029,000 for the corresponding period in of 1995. Restaurant sales increased 46.2% to $155,718,000 for the first three quarters of 1996 compared to $106,517,000 in the corresponding period of the prior year. The increase in restaurant sales resulted from the opening of new restaurants coupled with a 4.8% increase in same store sales for the Longhorn Steakhouses, a 13.0% decline in same store sales for the Bugaboo Creek Steak Houses and a 9.3% increase in same store sales for The Capital Grilles. Same store sales consist of sales at restaurants opened prior to October 1, 1994. Wholesale meat sales decreased 37.5% to $2,547,000 for the first three quarters of 1996 compared to $4,076,000 in the corresponding period of the prior year due the new meat distribution system put in place during the second quarter. Revenues (and costs) attributable to wholesale meat sales have ceased permanently during 1996 due to a new distribution system being fully implemented during the year, eliminating the need for a separate meat production and distribution facility. Franchise revenues decreased 47.5% to $229,000 in the 1996 period compared to $436,000 in the 1995 period due to the Company's acquisition of five franchised restaurants and the closure of two franchised restaurants.

Cost of restaurant sales as a percentage of restaurant sales increased to 36.9% for the first three quarters of 1996 from 36.3% in the corresponding period of the prior year. After eliminating the inter-company gross profits from the meat division (which was closed during the 1996 period), cost of restaurant sales increased only slightly from 36.9% in 1995 to 37.1% for 1996.

Restaurant operating expenses as a percentage of restaurant sales decreased to 44.4% for the first three quarters of 1996 from 45.6% in 1995. This was due to payroll and other controllable costs increasing at a slower rate than unit sales volumes. Restaurant depreciation and amortization increased 78.8% to $8,754,000 from $4,896,000 in the corresponding period of the prior year due to the construction of new restaurants and the Company's ongoing renovation program. Meat division operating expenses as a percentage of total revenues decreased to 0.1% from 0.5%; this decline was attributable to the cessation of meat-cutting operations at the meat company during the first quarter of 1996 and closure of the facility during the second quarter.

General and administrative expenses as a percentage of total revenues decreased to 6.6% from 7.2%. This decrease was largely attributable to fixed corporate expenses increasing at a slower rate than revenues.

During the current period, the Company expensed transaction costs of $2,900,000 related to the Bugaboo merger discussed above. These transaction costs consisted of investment banking, accounting, legal and regulatory agency fees and other expenses related to closing the merger and integrating the management information systems.

Also during the current period, the Company accrued expense of $1,436,000 primarily attributable to plans to close two under-performing restaurants. The provision includes estimated future lease obligations and other costs of holding the facilities and writedown of restaurant assets to net realizable value.

As a result of the relationships between revenues and expenses discussed above, operating income decreased to $5,501,000 for the first three quarters of 1996 as compared to $6,492,000 in the corresponding period of the prior year.

Interest income is attributable to the investment of available cash; interest income is reported net of interest expense, which is attributable to borrowings under the Company's revolving line of credit, net of interest capitalized for construction costs of new units not yet opened. Net interest income was $48,000 for the first three quarters of 1996 as compared to $304,000 in the corresponding period of the prior year as a result of the decrease in average funds invested.

Income tax expense of $2,334,000 was recognized for the first three quarters of 1996, as compared to $2,329,000 for the first three quarters of 1995. The 1996 amount reflects expected benefits regarding the merger expenses and closure provision, some of which are deductible for income tax purposes. The Company's effective income tax rate for 1996 is expected to be 31% for the combined Company which differs from applying the statutory federal income tax rate of 34% to pre-tax income primarily due to employee FICA tip tax credits and state income taxes.

Net earnings decreased to $2,766,000 for the first three quarters of 1996 as compared to $4,432,000 in the corresponding period of the prior year.




Liquidity and Capital Resources:

The following table presents a summary of the Company's cash flows for the three quarters ended September 30, 1995 and September 29, 1996.

                                                  1995          1996
                                                  ----          ----
Net cash provided by operating activities     $  9,437,917   $  6,074,490
Net cash used in investing activities          (29,289,588)   (34,514,059)
Net cash provided by financing activities        5,471,371     26,270,474
                                              ------------   ------------
   Net increase/(decrease) in cash and
                        cash equivalents      $(14,380,300)  $ (2,169,095)
                                              ============   ============

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. Capital expenditures for new and improved facilities totaled approximately $31,818,000 for the first three quarters of 1995 and $34,501,000 for the first three quarters of 1996. During the second quarter of 1996, an offering of the Company's stock was closed resulting in net proceeds to the Company of approximately $37,638,000. For the first three quarters of 1996, the Company funded all of its expansion with internally generated funds, borrowings under the Company's revolving line of credit and proceeds from the stock offering. Upon receipt of the proceeds, the Company paid off Longhorn's line of credit and invested the remainder of the proceeds in a combination of interest bearing cash accounts and short-term investments. During the third quarter of 1996, in conjunction with the Bugaboo merger, the Company paid off Bugaboo's credit line along with debts associated with other properties included in the acquisition. These repayments, along with the Company's current development, put the Company in a borrowing position as of September 29, 1996. The Company has secured short-term financing which will provide for its cash requirements through mid-December and agreed in principle on terms for a $60,000,000 credit facility which, coupled with internally generated funds, should fund the Company's capital requirements through 1998.

The Company opened eighteen Company-owned and joint venture restaurants during 1995 and acquired four. The Company intends to open approximately fourteen Company-owned and joint venture Longhorn Steakhouse restaurants, three Bugaboo Creek Steak House restaurants and three The Capital Grille restaurants in 1996. The Company estimates that its capital expenditures for 1996 (net of contributions from joint venture partners) will be approximately $47.5-50 million dollars. During the first quarter of 1996, the Company negotiated with two of its existing franchisees to form a joint venture to own and operate the three franchised restaurants in Charlotte, North Carolina and Columbia, South Carolina and the Company's two Longhorn Steakhouse restaurants in Greensboro and High Point, North Carolina. This transaction closed on
April 1.

As of September 29, 1996 the Company had approximately $.25 million in cash on hand.

Part II - Other Information
Item 1. Legal Proceedings

On February 10, 1994 Linda Upton, a former shareholder of the Company, filed a putative class action against the Company, several of its directors and the two managing underwriters of its previous public offerings of Common Stock. The lawsuit is styled Linda Upton v. George W. McKerrow, Jr., Ronald P. Sheean, Ronald W. San Martin, J. William Norman, George W. McKerrow, Sr., J. C. Bradford & Co., The Robinson-Humphrey Company, Inc., and Longhorn Steaks, Inc., Civil Action No. 1:94-CV-0353-MHS, U. S. District Court for the Northern District of Georgia, Atlanta Division. The Plaintiff purports to represent a class of all persons who purchased the Common Stock of the Company between July 27, 1992 and June 17, 1993. The complaint alleges that during this interval the defendants made material misrepresentations and omissions in connection with the financial condition of the Company which had the effect of artificially inflating the market price of the Company's Common Stock. The complaint alleges that by virtue of this conduct defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the 1934 "Act") and SEC Rule 10b-5 thereunder. The complaint also alleges that defendants Longhorn Steaks, Inc., George W. McKerrow, Jr., Ronald W. San Martin, J. William Norman, and George W. McKerrow, Sr. were each controlling persons within the meaning of Section 20 of the 1934 Act and are therefore liable to the plaintiffs on that basis as well. The complaint seeks compensatory damages along with pre- and post- judgment interest, reasonable attorney's fees, expert witness fees, and other costs. The complaint also seeks relief in the form of "extraordinary equitable and/or injunctive relief as permitted by law, equity and the federal statutory provisions sued hereunder, including attaching, impounding, imposing a constructive trust upon or otherwise restricting the proceeds of defendants' trading activities or their other assets so as to ensure that plaintiff has an effective remedy..."

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

Notwithstanding the contribution of the insurance company to the costs of the defense, the cost of defending litigation of this type can be significant and the portion of these costs that will be borne by the Company, including the Company's indemnification obligations to the underwriters, will be an expense in future period until the matter is resolved. The Company cannot estimate the amount of the expense.

The Company believes that the claims of the plaintiff in the lawsuit are unfounded and completely without merit. The Company denies any liability with respect to these claims and intends to continue to defend them vigorously. In April 1994, the defendants filed motions to dismiss the complaint for failure to state a claim on which relief can be granted. On March 30, 1995, the court granted the defendants' motions as to certain of the plaintiff's allegations of misstatements and the court denied the defendant's motions as it relates to certain other alleged misstatements. The plaintiff filed an amended complaint in response to the Court's March 30, 1995 order and the defendants filed motions to dismiss the amended complaint for failure to state a claim on which relief can be granted. The Court has entered an order denying the defendants' motions to dismiss the amended complaint. The defendants have answered the complaint, denying liability and intend to continue to defend the action vigorously. The plaintiff has filed a motion for class certification, which the defendants have opposed. The Court has not yet ruled on the motion. The period for merits discovery expired on October 31, 1996. The plaintiff has filed a motion to extend that period for six weeks. The defendants have opposed this motion and the Court has not yet ruled on it.

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

Item 4. Submission of Matters to a Vote of Security Holders

At a special meeting of shareholders held on September 11, 1996, the shareholders of the Company approved the acquisition of Bugaboo Creek Steak Houses, Inc. ("Bugaboo") by the Company, through the merger of a subsidiary of the Company with and into Bugaboo.

This transaction was approved by a vote of 6,038,116 shares for and 34,600 shares against, with 12,792 shares abstaining and no broker nonvotes.

No other matter was voted upon at this meeting.



Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits Filed.
          27  Financial Data Schedule (for SEC use only)


   (b) Reports filed on Form 8-K.
          The Company filed a Report on Form 8-K dated September 13, 1996 reporting under Item 2. Acquisition or Disposition of Assets, the acquisition of Bugaboo Creek Steak House, Inc. ("Bugaboo") on September 13, 1996. The Report, under Item 7. Financial Statements and Exhibits, incorporated by reference financial statements of Bugaboo and certain pro forma combined financial data of the Company and Bugaboo.




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Longhorn Steaks, Inc.





Date: November 13, 1996               /s/Anne D. Huemme
     ----------------------------    ------------------------------
                                     Anne D. Huemme
                                     Chief Financial Officer and
                                     Officer (Principal Financial
                                     Officer and Principal
                                     Accounting Officer)