Form 10-K
period 1996-12-29
RARE HOSPITALITY INTERNATIONAL INC
filed 1997-03-31
CIK 883976

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-K

     For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of

                      the Securities Exchange Act of 1934

     (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

              For the fiscal year ended December 29, 1996

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from ___ to ___

                         Commission file number 0-19924


                      RARE Hospitality International, Inc.
             (Exact name of registrant as specified in its charter)

                   Georgia                                  58-1498312
-------------------------------------------------------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification No.)

     8215 Roswell Road; Bldg 200; Atlanta, GA                 30350
-------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

                                (770) 399-9595
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:

                                      None
-------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
-------------------------------------------------------------------------------
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      XX  Yes         No
                                     ----        ----
   Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of March 9, 1997, the aggregate market value of the voting stock held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the Registrant) of the Registrant was $121,749,446 based upon the last reported sale price in the NASDAQ National Market System on March 7, 1997 of $14.00.

   As of March 7, 1997, the number of shares outstanding of the Registrant's Common Stock, no par value, was 11,660,425.

DOCUMENTS INCORPORATED BY REFERENCE


   Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 20, 1997 are incorporated by reference in Part III, hereof.


                           FORWARD-LOOKING STATEMENTS


   Certain of the matters discussed in the following pages, particularly regarding estimates of the number and locations of new restaurants that the Company intends to open during fiscal 1997, constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended and the Exchange Act of 1934, as amended. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed in this Form 10-K, among the other factors that could cause actual results to differ materially are the following: the Company's ability to identify and secure suitable locations on acceptable terms, open new restaurants in a timely manner, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company's strict business discipline over a large restaurant base; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains; business conditions, such as inflation or a recession, and growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

                      RARE HOSPITALITY INTERNATIONAL, INC.

                                      INDEX



Part I

   Item 1.  Business
   Item 2.  Properties
   Item 3.  Legal Proceedings
   Item 4.  Submission of Matters to a Vote of Security
               Holders


Part II

   Item 5.  Market for Registrant's Common Equity and
               Related Stockholder Matters
   Item 6.  Selected Financial Data
   Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
   Item 8.  Financial Statements and Supplementary Data
   Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.

Part III

   Item 10. Directors and Executive Officers of the Registrant
   Item 11. Executive Compensation
   Item 12. Security Ownership of Certain Beneficial Owners
               and Management
   Item 13. Certain Relationships and Related Transactions


Part IV

   Item 14. Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K


Signatures

Financial Statement Schedules

Exhibits

PART I


ITEM 1.    BUSINESS


GENERAL

RARE Hospitality International, Inc. (the "Company"), formerly known as Longhorn Steaks, Inc., operates and franchises 108 restaurants as of March 9, 1997, including 82 Longhorn Steakhouses restaurants, 14 Bugaboo Creek Steak Houses, and six The Capital Grilles, as well as six additional restaurants ("Specialty restaurants"), consisting of two Skeeter's Grilles and one Lone Star Steaks in Atlanta, Georgia and Hemenway's Seafood Grille & Oyster Bar ("Hemenway's"), The Old Grist Mill Tavern, and Monterey in the Providence, Rhode Island market. The Company was incorporated in Georgia in December 1982.

On September 13, 1996, the Company completed the acquisition of Bugaboo Creek Steak House, Inc., along with certain related restaurant and real estate properties. Bugaboo Creek Steak House, Inc., now a wholly-owned subsidiary of the Company, owns and operates the 14 Bugaboo Creek Steak Houses and the six The Capital Grilles. A separate subsidiary, Whip Pooling Corporation, owns and operates the Hemenway's, The Old Grist Mill Tavern, and Monterey restaurants, as well as the real estate associated with two of the Company's other restaurants.

On January 13, 1997, the Company changed its name from Longhorn Steaks, Inc. to RARE Hospitality International, Inc., to reflect the organization of its operations into three distinct restaurant operating businesses. The Company believes that the new name and corporate structure more adequately reflect its position as a multi-concept operator. As a result of this change, the Company's common stock, which had traded on the Nasdaq National Market under the symbol "LOHO" began trading under its current symbol "RARE".

CONCEPTS

Longhorn Steakhouse restaurants, which are located primarily in the southeastern and midwestern United States, are casual dining, full-service restaurants that serve lunch and dinner, offer full liquor service and feature a menu consisting of fresh cut steaks, as well as salmon, shrimp, chicken, ribs, pork chops and prime rib. Longhorn Steakhouses emphasize high quality, moderately-priced food and attentive, friendly service, provided in a casual atmosphere resembling a Texas roadhouse.

The 14 Bugaboo Creek Steak House restaurants are currently located in the northeastern and mid-Atlantic regions of the United States. The Bugaboo Creek Steak Houses are casual dining restaurants designed to resemble a Canadian Rocky Mountain lodge. Menu offerings include seasoned steaks, prime rib, spit-roasted half chickens, smoked baby back ribs, grilled salmon and a variety of freshwater fish.

The six The Capital Grille restaurants are currently located in the northeastern region of the United States, Troy, Michigan and Miami, Florida. The Capital Grilles are fine-dining restaurants with menu offerings ranging from chilled baby lobster and beluga caviar appetizers to entrees of dry-aged steaks, lamb and veal steaks, lobster, grilled salmon and chicken to a wine list of over 300 selections.

RESTAURANT LOCATIONS

The following tables set forth the location of each existing restaurant by concept at March 9, 1997 and the number of restaurants in each area.

                   LONGHORN STEAKHOUSE RESTAURANTS

          EXISTING COMPANY-OWNED/JOINT VENTURE RESTAURANTS

Florida                              Alabama
   Miami/Ft. Lauderdale.......... 4     Dothan..................... 1
   Jacksonville.................. 4     Montgomery................. 1
   Tallahassee................... 1     Mobile..................... 1
   Orlando....................... 7
   Ocala......................... 1  Tennessee
   West Palm..................... 2     Chattanooga................ 1
   Ft. Myers..................... 1     Knoxville...................1
   Tampa......................... 1     Nashville.................. 5
   Destin........................ 1
                                     Ohio
                                        Cincinnati ................ 4
Georgia                                 Cleveland.................. 7
   Athens........................ 1     Columbus................... 2
   Atlanta.......................19
   Columbus...................... 1  North Carolina
   Macon......................... 1     Greensboro/High Point/
                                        Winston-Salem.............. 2
   Rome.......................... 1     Charlotte.................. 2
   Savannah...................... 1
   Augusta....................... 1  South Carolina
   Valdosta...................... 1     Greenville/Spartanburg .... 2
                                        Hilton Head................ 1
                                        Columbia................... 1

      Total Existing Company-Owned/Joint Venture Restaurants.......79



                  EXISTING FRANCHISE-OWNED RESTAURANTS

Alabama                              North Carolina
   Birmingham.....................1     Raleigh.................... 1


Florida
   Tampa..........................1

      Total Existing Franchise-Owned Restaurants................... 3

      Total Longhorn Steakhouse restaurants........................82


                  BUGABOO CREEK STEAK HOUSE RESTAURANTS

            EXISTING COMPANY-OWNED/JOINT VENTURE RESTAURANTS

Massachusetts                        Rhode Island
   Boston.........................4     Providence  ................2

                                     Connecticut
Virginia                                Manchester  ............... 1
   Springfield....................1
                                     Maine
New York                                Portland................... 1
   Albany.........................1
   Rochester......................1  Maryland
   Poughkeepsie...................1     Gaithersburg............... 1

Pennsylvania
   Philadelphia...................1


      Total Bugaboo Creek Steak House restaurants..................14


                  THE CAPITAL GRILLE RESTAURANTS

                EXISTING COMPANY-OWNED RESTAURANTS

Massachusetts                        Rhode Island
   Boston.........................2     Providence..................1

District of Columbia                 Michigan
   Washington.....................1     Troy........................1

Florida
   Miami..........................1

      Total The Capital Grille restaurants..........................6


                          SPECIALTY RESTAURANTS

                    EXISTING COMPANY-OWNED RESTAURANTS

                                     Rhode Island
Georgia                                 Hemenway's Seafood Grille
   Skeeter's Grille, Atlanta......2      & Oyster Bar, Providence...1
   Lone Star Steaks, Atlanta......1     Monterey, Providence........1
                                        The Old Grist Mill Tavern,
                                          Providence................1
      Total Specialty Restaurants...................................6


RESTAURANTS UNDER CONSTRUCTION


Georgia                              Texas
   Longhorn Steakhouse,                     The Capital Grille,
                  Statesboro......1                  Houston............1

Florida                              Illinois
   Longhorn Steakhouse,                     The Capital Grille,
          St. Petersburg..........1                  Chicago............1
   Longhorn Steakhouse,
          Sarasota................1
   Longhorn Steakhouse,

          Ft. Lauderdale..........1

          Total Restaurants Under Construction.........................6


UNIT ECONOMICS

Longhorn Steakhouse:
The Company's modified restaurant design, developed and refined over the past three years, has increased capacity from an average of 150 seats for restaurants open prior to 1994 to an average of 236 seats for restaurants opened in 1996. The objective of this modification was to increase the revenues of the Company's new restaurants while reducing capital expenditures as a percentage of revenues. On a weighted average basis, the 14 new restaurants opened during 1996 generated annualized revenues of $2,907,000 per unit (40% above the 1996 average revenue by those Company-owned and joint venture restaurants open for the full year), restaurant average annualized operating cash flow of $606,000 per unit (or 20.9% of revenues), and restaurant average annualized operating profit after depreciation and amortization of $269,000 per unit (or 9.3% of revenues). The Company intends to continue to emphasize leasing as its preferred arrangement for Longhorn Steakhouse sites and currently leases all but 17 of its Longhorn Steakhouse sites. The Company purchases land only in those circumstances it believes are cost effective. Four of the 14 Longhorn Steakhouse restaurants opened in 1996 were located on property purchased at an average cost of $649,000 per location. Excluding real estate costs, the average cash investment to open a Longhorn Steakhouse restaurant in 1996 was $1,571,000 including pre-opening expenses of $218,000. The Company amortizes pre-opening expenses over the first 12 months of a restaurant's operation.

Bugaboo Creek Steak House:
The Company has developed a modified restaurant design which will serve as the new prototype for all future Bugaboo Creek Steak House restaurants constructed, beginning in 1997. The objective of this new design is to reduce the capital expenditure for new restaurant construction and reduce ongoing operating costs at these new restaurants due to lower square footage and a more efficient layout. None of the Bugaboo Creek Steak House restaurants constructed to date have utilized this design. The average revenues for Bugaboo Creek Steak House restaurants open for a full year were $3,116,000 per unit, with average operating cash flow per unit of $403,000 and restaurant average annualized operating profit after depreciation and amortization per unit of $173,000. The Company intends to continue to emphasize leasing as its preferred arrangement for Bugaboo Creek Steak House restaurant sites and currently leases all but two of its Bugaboo Creek Steak House restaurant sites. The Company purchases land only in those circumstances it believes are cost effective. None of the three Bugaboo Creek Steak House restaurants opened in 1996 were located on purchased property. Excluding real estate costs, the average cash investment to open a Bugaboo Creek Steak House restaurant in 1996 was $2,664,000, including pre-opening expenses of $197,000. The Company amortizes pre-opening expenses over the first 12 months of a restaurant's operation.

The Capital Grille restaurants:
Due to the historic nature of many of the sites selected for The Capital Grille (which is incorporated into the design of the facility), the development of a prototype is not feasible. Instead, the Company is evaluating methods in which to lower construction costs while retaining the unique ambiance of each location. For 1996, the weighted average revenues for all The Capital Grille restaurants were $5,191,000 per unit, with average operating cash flow per unit of $1,313,000 and restaurant average annualized operating profit after depreciation and amortization per unit of $1,179,000. The Company intends to continue to emphasize leasing as its preferred arrangement for restaurant sites and currently leases all of its restaurant sites. The Company intends to purchase land only in those circumstances it believes are cost effective. The average cash investment to open a The Capital Grille restaurant in 1996 was $3,030,000, including pre-opening expenses of $294,000. The Company amortizes pre-opening expenses over the first 12 months of a restaurant's operation.



EXPANSION STRATEGY

Longhorn Steakhouse and Bugaboo Creek Steak House:
The Company plans to expand through the development of joint ventures and additional Company-owned Longhorn Steakhouse restaurants and Bugaboo Creek Steak House restaurants in existing markets and in other selected metropolitan markets in the southeastern, midwestern, northeastern and mid-Atlantic regions of the United States. Under its joint venture arrangements, the Company intends to expand into those markets where the Company has identified joint venture partners who are experienced restaurant operators with knowledge of the market in which the joint venture will operate. Currently, the Company has joint venture arrangements covering territories in southern Alabama, various areas of Florida, Georgia, North Carolina, South Carolina and Ohio and in the Philadelphia/Baltimore/Harrisburg and St. Louis areas. The Company plans to continue to expand its Company-owned restaurants by clustering its restaurants in existing and new markets, with Longhorn Steakhouse restaurants primarily in the southeastern and midwestern regions of the United States and Bugaboo Creek Steak House restaurants primarily in the northeastern and mid-Atlantic regions of the United States. The Company believes this clustering enhances its ability to supervise operations, market the Company's concept and distribute supplies. The Company also intends to open single restaurants in smaller markets in sufficiently close proximity to the Company's other markets to enable the Company to efficiently supervise operations and distribute supplies. The Company currently does not plan to develop Longhorn Steakhouse restaurants and Bugaboo Creek Steak House restaurants in the same markets.

The Capital Grille:
The Company plans to expand through the development of additional Company-owned The Capital Grille restaurants in selected metropolitan markets nationwide.

Overall:
The Company's objective is to increase earnings by expanding market share in existing markets and by developing restaurants in new markets. The Company intends to open approximately 24 Company-owned and joint venture restaurants in 1997: 17 Longhorn Steakhouse restaurants; three Bugaboo Creek Steak House restaurants and four The Capital Grille restaurants. Of the restaurants proposed for 1997, the Company has opened one restaurant in Ohio, has six restaurants under construction in Florida, Georgia, Texas and Illinois and has signed letters of intent or leases on sites for 17 additional restaurants as of March 9, 1997. The Company expects that 18 of the 20 Longhorn Steakhouse restaurants and Bugaboo Creek Steak House restaurants to be opened in 1997 will be developed under joint ventures, and that all of The Capital Grille restaurants will be Company-owned.

In January, 1997, the Company acquired two previously franchised Longhorn Steakhouse restaurants in Greenville and Spartanburg, South Carolina and the attendant territory franchise development rights for the Greenville-Spartanburg DMA and the Raleigh, NC DMA. The Company may transfer other Company-owned restaurants to joint ventures in connection with the future development of existing territories. The Company is not currently a party to any agreement, arrangement or understanding in connection with any other potential acquisition of existing restaurants other than in the ordinary course of business, but the Company will continue to evaluate suitable acquisitions in the restaurant industry as they are identified.

The Company will consider on a selective basis qualified applicants with substantial restaurant experience and financial resources for franchises of either Longhorn Steakhouse restaurants or Bugaboo Creek Steak House restaurants. The Company does not currently anticipate offering franchises for The Capital Grille restaurants. The Company expects that it will grant franchises to operators who are not joint venture partners with the Company primarily in markets in which the Company would not otherwise expand itself. The Company does not expect franchisees to open any restaurants in 1997.

The preceding discussion of expansion strategy contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed in this Form 10-K, among the other factors that could cause actual results to differ materially are the following: the Company's ability to identify and secure suitable locations on acceptable terms, open new restaurants in a timely manner, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company's strict business discipline over a large restaurant base; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains; business conditions and growth in the restaurant industry and the general economy; and other risks identified from time to time in the Company's SEC reports and public announcements. See the discussion of forward-looking statements found in "Documents Incorporated by Reference."

SITE SELECTION AND RESTAURANT LAYOUT

The Company considers the location of a restaurant to be a critical factor to the unit's long-term success and devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, target population density and household income level as well as specific site characteristics, such as visibility, accessibility and traffic volumes. The Company also reviews potential competition and the profitability of national chain restaurants operating in the area. Senior management inspects and approves each restaurant site. It typically takes 100 to 120 days to construct and open a new Longhorn Steakhouse restaurant, 130 to 140 days to construct and open a new Bugaboo Creek Steak House restaurant and 170 to 185 days to construct and open a new The Capital Grille restaurant. While the Company will consider the option of purchasing sites for its new restaurants where it is cost effective to do so, currently all but 20 of the Company's restaurant sites are leased.

Over the past three years, the Company has modified its prototype Longhorn Steakhouse restaurant, increasing its average seating capacity from approximately 150 seats for Longhorn Steakhouse restaurants open prior to 1994 to 236 seats in approximately 6,000 square feet of space for restaurants opened in 1996. An expanded kitchen design incorporating equipment needed for a broader menu is also part of the prototype. The Company believes the kitchen design simplifies training, lowers costs and improves the consistency and quality of the food. The prototype restaurant design also includes cosmetic changes that provide a total restaurant concept that is inviting and comfortable while maintaining the ambiance of a Texas roadhouse.

The Company is in the process of modifying its prototype Bugaboo Creek Steak House restaurant to incorporate a smaller seating capacity than its average restaurant. This new prototype incorporates a target of 270 seats in approximately 7,500 square feet of space. The Company expects the new prototype will reduce labor, utilities and other operating costs as well as capital required for expansion.

Over the past three years, the Company renovated and remodeled those Longhorn Steakhouse restaurants that had been opened prior to the development of its new prototype in late 1994. The remodeling involved the installation of kitchen equipment needed for new menu items, as well as the installation of kitchen printers in conjunction with the new point-of-sale ("POS") system. The remodeling also included cosmetic improvements such as repainting and refinishing, new lighting and various decor adjustments. Exterior improvements encompassed repainting and additional lighting designed to convey a more inviting image, as well as new signage to reflect the change in the name of the restaurant to Longhorn Steakhouse from Longhorn Steaks. In 1996, those Longhorn Steakhouse restaurants that were remodeled were closed an average of 2.2 days to complete the construction and train the restaurant staff on the new menu items and the new POS system. In 1996, closing these restaurants for remodeling resulted in reduced sales of approximately $10,000 per restaurant during the period of remodeling and additional reductions in restaurant operating profit of approximately $15,000 per restaurant for one to two months following the remodeling as a result of training costs associated with new systems. The average capitalized cost per restaurant remodeled in 1996 was approximately $140,000. The Company remodeled two restaurants in 1994, 25 in 1995 (which included one restaurant that had been acquired in 1995) and 20 restaurants in 1996 (which included five restaurants that had been acquired in 1995 and 1996).


RESTAURANT OPERATIONS

Management and Employees. The management staff of a typical restaurant consists of one general manager or managing partner, two or three assistant managers and one kitchen manager. In addition, a typical Longhorn Steakhouse restaurant employs approximately 30 to 50 staff members, a typical Bugaboo Creek Steak House restaurant employs approximately 85 staff members, and a typical The Capital Grille restaurant employees approximately 60 staff members. The general manager or managing partner of each restaurant has primary responsibility for the day-to-day operation of the restaurant and is responsible for maintaining Company-established operating standards. The Company employs seven Longhorn Steakhouse regional managers, who each have responsibility for the operating performance of three to eight Company-owned Longhorn Steakhouse restaurants and report directly to the Director of Operations for the Longhorn Steakhouse concept. The Company employs two Bugaboo Creek Steak House regional managers, who each have responsibility for the operating performance of seven Bugaboo Creek Steakhouse restaurants and report directly to the Executive Vice President for the Bugaboo Creek Steak House concept. The Company also employs one regional manager responsible for four The Capital Grille restaurants plus the three specialty restaurants in the Providence, Rhode Island market, reporting directly to the Vice President of Operations for The Capital Grille. The Vice President of Operations for The Capital Grille also has direct responsibility for the operating performance of the remaining The Capital Grille restaurants, which have been opened within the last seven months.

The Company seeks to recruit managers with substantial restaurant experience. The Company selects its restaurant personnel utilizing a selection process which includes psychological and analytical testing which is designed to identify individuals with those traits the Company believes are important to success in the restaurant industry. The Company requires new managers to complete an intensive training program focused on both on-the-job training as well as a rigorous in-house classroom-based educational course. The program is designed to encompass all phases of restaurant operations, including the Company's philosophy, management strategy, policies, procedures and operating standards. Through its management information systems, senior management receives weekly reports on daily sales, customer counts and costs of sales. Based upon these various reports, management believes that it is able to closely monitor the Company's operations.

The Company maintains a performance measurement and an incentive compensation program for its management level employees. The performance programs reward restaurant management teams with cash bonuses for meeting profitability targets and for improved profitability at the restaurant. In addition, if profitability targets are met, the management team is also awarded cash bonuses for improvements in restaurant sales. Incentive compensation is also sometimes provided to management in the form of stock options. For 1996, no stock options were awarded to Longhorn Steakhouse restaurant level managers, and Bugaboo Creek Steak House general managers received stock options upon appointment as general managers.

Management Information Systems. The Company utilizes a Windows-based accounting software package and a network that enables electronic communication throughout the entire Company. In addition, the Longhorn Steakhouse restaurants utilize a Windows-based POS system. The Company utilizes these management information systems to develop pricing strategies, monitor new product reception and evaluate restaurant-level productivity. The Company expects to continue to develop its management information systems in each concept to assist restaurant management in analyzing their business and to improve efficiency.

Purchasing. The Company establishes product quality standards for beef, then negotiates directly with suppliers to obtain the lowest possible prices for the required quality. The Company also utilizes select long-term contracts on certain items to avoid short-term meat cost fluctuations. For the Bugaboo Creek Steak House restaurants, beef is received from suppliers at age specifications; all steaks, other than bone steaks, are then cut in each restaurant by restaurant-level management on a daily basis. For the Longhorn Steakhouse restaurants, beef is aged at the facility of the Company's largest distributor, who delivers the beef to the Longhorn Steakhouse restaurants when the age reaches specified guidelines; this arrangement is closely monitored by Company personnel and management believes it provides for efficient and cost-effective meat processing and distribution, while maintaining the Company's control and supervision of purchasing and aging. Except for bone steaks, which are cut by a meat company in Atlanta under contract with the Company, the restaurant-level management at Longhorn Steakhouse restaurants cuts all steaks on a daily basis. For The Capital Grille restaurants, beef is aged in a controlled climate in each individual restaurant and all steaks, other than bone steaks, are cut in each restaurant by restaurant-level management on a daily basis.

The Company's management negotiates directly with suppliers for most other food and beverage products to ensure uniform quality and adequate supplies and to obtain competitive prices. The Company purchases its meat, food and other supplies from a sufficient number of suppliers such that the loss of any one supplier would not have a material effect on the Company. In mid-1996, the Company completed a transition from its current distribution system which utilized various regional distributors to a consolidated system under which a single distributor services all of the Longhorn Steakhouse restaurants. In early 1997, this system was also phased in for the Bugaboo Creek Steak House restaurants. There are no plans to expand this to The Capital Grille restaurants, which are more geographically diverse and require a wider selection of raw products than the Longhorn Steakhouse restaurants and Bugaboo Creek Steak House restaurants.

Seasonality. Although individual restaurants have seasonal patterns of performance that depend on local factors, aggregate sales by the Company's restaurants have not displayed pronounced seasonality, other than lower sales during the "back-to-school" season, which falls in the Company's third fiscal quarter, and higher sales during the Christmas holiday season, which falls in the Company's fourth fiscal quarter. Extreme weather, especially during the winter months, may adversely affect sales.


OWNERSHIP STRUCTURES

The Company's interests in its restaurants are divided into three categories:
(1) Company-owned restaurants, (2) joint venture restaurants and (3) franchised restaurants.

Company-owned restaurants. 43 Longhorn restaurants, all Bugaboo Creek Steak House restaurants, all The Capital Grille restaurants, the two Skeeter's Grille restaurants, and the Lone Star Steaks, Hemenway's, The Old Grist Mill Tavern and Monterey are owned and operated by the Company. The general manager of each of these restaurants is employed and compensated by the Company. See "Restaurant Operations - Management and Employees" above.

Joint Venture Restaurants. The Company is a partner in thirteen joint ventures for the operation of Longhorn Steakhouse restaurants that in the aggregate operate 36 restaurants as of March 9, 1997. In each case the Company's partner is an experienced restaurant operator who owns from 10% to 50% of the joint venture. While the scope and terms of these joint ventures vary, they are generally formed with the goal of developing multiple restaurants in a particular market under the supervision of the Company's joint venture partner. The joint ventures generally contemplate that the general manager of each restaurant developed or operated by the joint venture will purchase a 10% interest in the cash flow of the restaurant managed thereby ratably diluting the interest of the Company and its joint venture partner.

The joint ventures generally pay fees to the managing partner at a rate of $1,000 to $2,500 per restaurant per month and pay fees to the Company at a rate of $1,500 to $4,000 per restaurant per month. Those joint ventures that operate under franchise agreements pay royalties at the rate of 1.5% of gross sales. In addition, under the terms of the Company's 50/50 joint ventures, the Company is paid a $15,000 opening supervision fee from the joint venture for services performed in connection with each restaurant opening.

The joint ventures either operate their restaurants under the control of the Company or under franchise agreements with the Company. Franchise agreements for joint ventures are modified by an addendum that provides that no franchise fee is payable and reduces the royalty rate. In the event that the Company's partner in the joint venture or any other entity should acquire the joint venture's restaurants, this addendum to the franchise agreement would terminate and the operation of the restaurants would continue under the terms of the franchise agreement. Three of the joint ventures have area development agreements with the Company for the development of additional restaurants.
Six other joint ventures do not have specific development rights although the Company has agreed, during a specified time, not to establish restaurants in their market areas except through the joint venture, so long as a specified development schedule is met.

The Joint ventures are terminable by either joint venture partner upon default by the other partner. Certain of the joint ventures give the Company the option under certain circumstances to acquire the interest of the 10% joint venture partner for cash or shares of the Company's common stock. Five of the joint ventures obligate the Company to purchase the interest of its 10% joint venture partner upon the death of the principal of the joint venture partner and three include a provision permitting either partner to set a price at which the other partner must either buy the interest of the terminating partner or sell its interest to the terminating partner.
Franchised Restaurants. As of March 9, 1997, 27 of the 36 restaurants operated by the Company's joint ventures are operated under franchise agreements. In addition, the Company has three unaffiliated franchises that currently operate three Longhorn Steakhouse restaurants in Alabama, Florida and North Carolina. In addition, the Company has entered into an area development agreement with an unaffiliated entity with the right to operate franchised Longhorn Steakhouse restaurants in Puerto Rico. In 1996, no unaffiliated franchise restaurants were opened and two were closed, one each in Roanoke, Virginia and in Birmingham, Alabama.
Original Franchise Agreements. The Company entered into its first generation of franchise agreements during the years 1987 through 1993. Three Longhorn Steakhouse restaurants currently operate under the original franchise agreements. These franchise agreements were typically for a ten-year period and were usually renewable for two or three subsequent five year periods. The franchise agreements permitted the operation of multiple restaurants in a specified territory and typically provided for payment of a franchise fee in the aggregate amount of $50,000, generally payable in installments upon execution and the opening of the second and third units. The franchise fee could vary depending on the territorial size and location of the franchise area and the number of restaurants the Company estimates could be developed within the designated franchise area.

The franchise agreements also provided for royalties with respect to each franchise unit of 4% of gross sales per unit on the first $1.0 million in annual gross sales and 3% of gross sales per unit on the second $1.0 million of annual gross sales, with a minimum payment of $2,800 per month per franchised unit. In addition to the royalties described above, the franchise is required to pay a 3% royalty with respect to each franchise unit on annual gross sales between $2.0 million and $2.5 million during the first five year renewal period, and on annual sales between $2.0 million and $3.0 million during the second five year renewal period.

The franchisee has the right to terminate a franchise agreement at any time, upon 30 days written notice to the Company. The Company has the right to terminate a franchise agreement for a variety of reasons, including the franchisee's failure to pay all amounts due when required or the willful failure to adhere to the Company's methods and standards.

New Franchise Agreements. In 1994, the Company revised its form of franchise agreement and all franchises granted since 1993 have been on this revised form. 27 Longhorn Steakhouse restaurants operate under the new franchise agreement, all of which are operated by joint ventures. The Company may grant additional franchises to operate Longhorn Steakhouse and Bugaboo Creek Steak House restaurants under the revised form. The franchise agreements are granted with respect to individual restaurants and are either for a term of ten years with a right of the franchisee to acquire a successor franchise for an additional ten-year period if specified conditions are met or for a period of twenty years. The franchise agreements provide for a franchise fee of $60,000, which amount is reduced for subsequent franchises acquired by the same franchisee. The franchise fee is payable in full upon execution. The franchise agreements provide for royalties with respect to each restaurant of 4% of gross sales and require the franchisee to expend on local advertising during each calendar month an amount equal to at least 1.5% of gross sales and, if the Company establishes an advertising fund, to contribute an additional amount of 0.5% of gross sales to such fund or up to 4.5% of the restaurant's gross sales during the conduct of a market, regional or national advertising campaign.

The franchisee has the right to terminate the franchise agreement upon default by the Company. The Company also retains the right to terminate a franchise for a variety of reasons, including the franchisee's failure to pay amounts due under the agreement or to otherwise comply with the terms of the franchise agreement.

General. An important element of the Company's franchise program is the training the Company provides for each franchisee. With respect to each new franchisee, the Company provides the same training program provided to the Company's management and employees. In addition to this initial training, the Company provides supervision at the opening of the franchisee's first restaurant, beginning one week prior to opening, and routine supervision thereafter. In addition, the Company makes available, at no cost to franchisees, the advertising materials which it has developed for its own Longhorn Steakhouse restaurants, or Bugaboo Creek Steak House restaurants as appropriate.

All franchisees are required to operate their restaurants in compliance with the Company's methods, standards and specifications regarding such matters as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. The franchisee has full discretion to determine the prices to be charged to all customers. In addition, all franchisees are required to purchase food, ingredients, supplies and materials that meet standards established by the Company or which are provided by suppliers approved by the Company. Although not required to do so by the franchise agreements, all of the franchisees currently purchase beef from the Company's suppliers. The Company does not receive fees or profits on sales by third-party suppliers to franchisees.

Many state franchise laws limit the ability of a franchisor to terminate or renew a franchise.

Area Development Agreements. The Company has also entered into area development agreements with developers, including joint ventures in which the Company is a partner. Under these agreements, the developer has exclusive rights to establish and operate Longhorn Steakhouse restaurants in a defined territory generally for a period of five years, conditioned upon meeting a development schedule provided in the area development agreement. The Company may enter into similar agreements with respect to Bugaboo Creek Steak House restaurants. The area development agreements provide the developer with the option to renew the agreement, usually for an additional five-year period, predicated upon the establishment of new performance goals and the Company's determination that the developer has the capability to comply with the new performance goals. Development fees paid upon execution of area development agreements reflect the size of the territory involved and are non-refundable, but are applied to the payment of franchise fees for restaurants opened pursuant to franchises granted to the developer.


TRADEMARKS

The Company has registered LONGHORN STEAKS and BUGABOO CREEK STEAK HOUSE and design and THE CAPITAL GRILLE as service marks with the United States Patent and Trademark Office and has applied for registration of its LONGHORN STEAKHOUSE and design service mark. The Company regards its service marks as having significant value and as being important factors in the marketing of its restaurants. The Company is aware of names and marks similar to the service marks of the Company used by other persons in certain geographic areas; however, the Company believes such uses will not adversely affect the Company. It is the Company's policy to pursue registration of its mark whenever possible and to oppose vigorously any infringement of its marks.


COMPETITION

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Company. Such competitors include a large number of national and regional restaurant chains. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.


GOVERNMENT REGULATION

The Company is subject to various federal, state and local laws affecting its business. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. In addition, most municipalities in which the Company's restaurants are located require local business licenses. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. The Company is also subject to federal and state environmental regulations, but they have not had a material effect on the Company's operations.

Approximately 17% of the Company's restaurant sales are attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The Company has not experienced and does not presently anticipate experiencing any delays or other problems in obtaining or renewing licenses or permits to sell alcoholic beverages; however, the failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations.

The Company and its franchisees are subject in each state in which they operate restaurants to "dramshop" statutes or case law interpretations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

The Company is also subject to federal and state laws regulating the offer and sale of franchises administered by the Federal Trade Commission and various similar state agencies. Such laws impose registration and disclosure requirements on franchisers in the offer and sale of franchises. These laws often apply substantive standards to the relationship between franchisor and franchisee and limit the ability of a franchisor to terminate or refuse to renew a franchise.

The Federal Americans With Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. The Company designs its restaurants to be accessible to the disabled and believes that it is in substantial compliance with all current applicable regulations relating to restaurant accommodations for the disabled.

The Company's restaurant operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements, overtime and tip credits. Significant numbers of the Company's food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage could increase the Company's labor costs.

Various proposals for comprehensive health care reform have been or are expected to be submitted to Congress. To the extent that proposals are enacted which require employers to pay for employees' health insurance or other coverage, such legislation may have a significant effect on the Company.


EMPLOYEES

As of March 9, 1997, the Company employed approximately 6,321 persons,
117 of whom were corporate personnel, 466 of whom were restaurant management personnel and the remainder of whom were hourly personnel. Of the 117 corporate employees, 46 are in management positions and 71 are administrative or office employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.


ITEM 2.    PROPERTIES

As of March 9, 1997, all but 20 of the Company's restaurants were located in leased space. The Company's Tucker, Georgia restaurant is leased from a partnership that is 50% owned by the four original shareholders of the Company. Initial lease expirations typically range from five to ten years, with the majority of these leases providing for an option to renew for at least one additional term. All of the Company's leases provide for a minimum annual rent, and approximately half of the leases call for additional rent based on sales volume (generally 2.0% to 8.0%) at the particular location over specified minimum levels. Generally the leases are net leases which require the Company to pay the costs of insurance, taxes and a portion of lessors' operating costs.

The leases on the operating Company-owned restaurants will expire (assuming exercise of all renewal options) on the following schedule: 1 in 1997; 2 in 1998; 2 in 1999 and the remainder over the period from 2000 through 2028. (A complete listing of each restaurant is set forth under "Restaurant Locations.")

The Company's executive offices are located in 10,000 square feet of space in Atlanta, Georgia, in a building purchased by the Company in November 1992. In addition, the Company leases approximately 7,300 square feet of space in East Providence, Rhode Island to house primarily operations, marketing, training, purchasing, and administrative staff to support the operation of Bugaboo Creek Steak House restaurants and The Capital Grille restaurants.


ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company's financial position.


In addition, on December 11, 1996 the Company announced it had reached an agreement in principle to settle for $1.4 million the putative class action filed on February 10, 1994 against the Company, several of its directors, and the two managing underwriters of its previous public offering of common stock, styled Linda Upton v. George W. McKerrow, Jr., Ronald P. Sheean, Ronald W. San Martin, J. William Norman, George W. McKerrow, Sr., J. C. Bradford & Co., The Robinson-Humphrey Company, Inc., and Longhorn Steaks, Inc., Civil Action No. 1:94-CV-0353-MHS, U. S. District Court for the Northern District of Georgia, Atlanta Division. The consummation of the settlement is subject to documentation, approval by the court, conditional certification of a class for settlement purposes, and approval by that class of the settlement. The Company believes that the settlement will be consummated. A total consideration of $1.4 million, the major portion of which was funded by an officers and directors liability insurance policy, has been placed in escrow to fund this settlement. The cost to the Company, including related attorneys' fees, was approximately $605,000.

The Plaintiff purported to represent a class of all persons who purchased the Common Stock of the Company between July 27, 1992 and June 17, 1993. The complaint alleged that during this interval the defendants made material misrepresentations and omissions in connection with the financial condition of the Company which had the effect of artificially inflating the market price of the Company's Common Stock. The complaint alleged that by virtue of this conduct defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the 1934 "Act") and SEC Rule 10b-5 thereunder. The complaint sought compensatory damages along with pre- and post-judgment interest, reasonable attorney's fees, expert witness fees, costs and equitable relief. In the plaintiff's answers to mandatory interrogatories filed under the Court's rules, the plaintiff states that, although this is a matter for experts, at this point, it appears that "class-wide damages likely total in excess of $40 million." The defendants deny any wrongdoing and liability, and this settlement reflects the desire of the Company to limit further expenses,

On March 25, 1997, Michael Blocker, a former employee of the Company filed a complaint, styled Michael Blocker v. RARE Hospitality International, Inc. d/b/a Longhorn Steaks, Inc., in the United States District Court, Northern District of Georgia, Atlanta Division. Civil Action File No. 1:97-CV-0794-JEC. The individual plaintiff, who purports to represent a class of all male applicants who have sought wait staff positions with the Company, filed this putative class action alleging a pattern and practice of discrimination on the basis of race and gender in the hiring of wait staff employees. The complaint further alleges the individual plaintiff has been discriminated against on the basis of his race and gender, and has been retaliated against upon complaining of the discrimination. The complaint has only recently been filed, and an answer is not due for some time. Discovery has not commenced. The Company believes that the claims of the plaintiff in this lawsuit are unfounded and completely without merit. The Company denies any liability with respect to these claims and intends to vigorously defend the case, including contesting certification of the class action, and defending against the individual claims by the plaintiff. This action is at its earliest stages and it is not possible at this time to determine the outcome of the lawsuit or the effect of its resolution on the Company's Financial position or operating results. Management believes that the Company's defenses have merit and that the resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

On September 13, 1996, Longhorn Steaks of Alabama, Inc. (the Company's franchisee in certain Alabama counties), William L. Kemp, and James E. Adams, each 50% stockholders of Longhorn Steaks of Alabama, Inc., filed suit in the Circuit Court of Jefferson County, Alabama, alleging that the Company had breached certain terms of the Franchise Agreement between Longhorn Steaks of Alabama, Inc. and the Company. The case is styled Longhorn Steaks of Alabama, Inc., William L. Kemp, and James E. Adams v. Longhorn Steaks, Inc. and Richard
E. Rivera, in the Circuit Court of Jefferson County, Alabama, Civil Action No. CV9605485. Specifically, plaintiffs allege that the Company violated a right of first refusal concerning future expansion by the Company into Alabama counties not specifically assigned to Longhorn Steaks of Alabama, Inc. The Company filed its responsive pleading on October 21, 1996, and intends to vigorously defend the action. While the Company denies all allegations in this action, it is not possible to determine the outcome of this action. Management believes that the Company's defenses have merit and that the resolutions of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

distraction and diversion of personnel, and to remove the cloud of protracted litigation.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of security holders during the Fourth Quarter of 1996.


ITEM X.    EXECUTIVE OFFICERS OF THE REGISTRANT

Information about the Registrant's Executive Officers is incorporated herein by reference from the section of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1997, entitled "Executive Officers".


PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

The Common Stock has been traded on Nasdaq National Market under the symbol "LOHO" since March 31, 1992 (the stock now trades under the symbol "RARE" to reflect the January name change). The table below sets forth the high and low sales prices of the Common Stock, as reported on the Nasdaq National Market, during the periods indicated.

                                                                High             Low
                                                                ----             ---
         Fiscal Year Ended December 31, 1995
         -----------------------------------
                  First Quarter..................             $11               $ 8 1/2
                  Second Quarter.................              14 1/2            10 1/2
                  Third Quarter..................              18 3/4            13 3/4
                  Fourth Quarter.................              18 1/4            14 1/2

         Fiscal Year Ended December 29, 1996
         -----------------------------------
                  First Quarter..................             $24 3/4            $15 1/2
                  Second Quarter.................              29 1/2             21 3/4
                  Third Quarter..................              25 1/2             14 1/2
                  Fourth Quarter.................              21 1/8             14 3/4

         As of March 9, 1997, there were 425 holders of record of Common Stock.

         Since the Company's public offering in 1992, the Company has not declared or paid any cash dividends or distributions on its capital stock. The Company does not intend to pay any cash dividends on its Common Stock in the foreseeable future, as the current policy of the Company's Board of Directors is to retain all earnings to support operations and finance expansion. The Company's existing revolving line of credit restricts the payment of cash dividends without prior lender approval. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Future declaration and payment of dividends, if any, will be determined in light of then current conditions, including the Company's earnings, operations, capital requirements, financial condition, restrictions in financing arrangements and other factors deemed relevant by the Board of Directors.

ITEM 6.    SELECTED FINANCIAL DATA

Following is selected consolidated financial data as of and for each of the years in the five years ended December 29, 1996. The Consolidated Financial Statements as of December 29, 1996 and December 31, 1995 and for each of the years in the three year period ended December 29, 1996 and the independent auditors' report thereon are included in this Form 10-K. The data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations," also included in this Form 10-K.



                                                 Fiscal Years Ended
                                                 ------------------
                                   Dec. 29,      Dec. 31,      Dec. 31,         Dec. 31,        Dec. 31
                                    1996           1995          1994            1993            1992
                                    ----           ----          ----            ----            ----
                                                 (in thousands, except per share data)
Statement of Earnings Data:

Revenues:
  Restaurant sales .........        $212,894      $149,279     $111,025        $85,710          59,705
  Wholesale meat sales .....           2,547         6,495        3,389          3,504           3,575
  Franchise revenues........             308           606          615            478             667

           Total revenues...         215,749       156,380      115,029         89,692          63,947

Costs and expenses:
  Cost of restaurant sales..          78,637        54,074       39,956         30,143          19,764
  Cost of wholesale meat
         sales    ..........           2,491         6,159        3,137          3,174           3,199
  Operating expenses -
         restaurants........          94,587        67,629       50,924         37,622          26,664
  Operating expenses -
         meat division......             234           766          702            734             610
  Provision for restaurant
         closings...........           1,436           155        1,120            --              --
  Merger and conversion
         expenses...........           2,900            --           --            --              --
  Depreciation and
         amortization-
         restaurants........          12,191         7,171        5,025          3,946           2,877
  General and administrative
         expenses...........          13,732        11,082       10,131          6,896           5,661
                                      ------        ------       ------          -----          ------
           Total costs and
                  expenses..         206,208       147,036      110,995         82,515          58,775

           Operating income..          9,541         9,344        4,034          7,177           5,172

Interest income (expense),
        net.................              79           291          794            372              (8)
Provision for litigation
        settlement..........             605            --           --             --             --
Minority interest...........             602             5           --             --              71

           Earnings before
               income taxes            8,413         9,630        4,828          7,549           5,093

Income taxes................           3,170         3,047        1,286          1,855           1,384
                                       -----         -----        -----          -----          ------
           Net earnings.....           5,243         6,583        3,542          5,694           3,709


Earnings per common and
  common equivalent share...      $  0.46         $ 0.66       $ 0.37        $ 0.69            $  .50

Weighted average common and
  common equivalent shares
  outstanding...............       11,302          9,955        9,517         8,227             7,480

                                                  Fiscal Years Ended
                                                  ------------------
                                   Dec. 29,       Dec. 31,     Dec. 31,     Dec. 31,       Dec. 31
                                     1996           1995         1994         1993          1992
                                     ----           ----         ----         ----          ----
                                                         (in thousands)
Balance Sheet Data:

Working capital                     $ 2,065      $    561      $22,488      $19,076        $ 6,238
Total assets                        151,594       107,735       81,951       62,319         33,727
Long-term debt                        7,100        13,858        1,808        5,108          3,807
Minority interest                     3,301           615          --           --             --
Total stockholders' equity          121,384        78,133       70,289       49,446         23,483



ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


GENERAL

On September 13, 1996, the Company completed the acquisition of Bugaboo Creek Steak House, Inc., along with related restaurant and real estate properties. The acquisition provided for the issuance of 2,939,062 shares of the Company's common stock to the stockholders of Bugaboo Creek Steak House, Inc. and 240,410 shares of the Company's common stock for the purchase of three other related restaurants and certain related real estate. The exchange of shares was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Bugaboo Creek Steak House, Inc. and the related restaurant and real estate properties that were acquired for all periods presented.

Effective July 1, 1996, the Company changed its fiscal year-end from December 31 to a 52- or 53-week year ending on the Sunday closest to December 31. Interim reporting periods within 1996 contained three months for the first two quarters. The third and fourth quarters each contained 13 weeks. Fiscal 1996, which ended on December 29, 1996, contains 52 weeks. All general references to years relate to fiscal years, unless otherwise noted.

The Company's revenues are derived primarily from restaurant sales from Company-owned and joint venture restaurants. The Company also derives a small percentage of its total revenue from franchise revenues from unaffiliated franchised restaurants. Cost of restaurant sales consists of food and beverage costs for Company-owned and joint venture restaurants. Restaurant operating expenses consist of all other restaurant-level costs. These expenses include the cost of labor, advertising, operating supplies, rent, and utilities. Depreciation and amortization includes only the depreciation attributable to restaurant level capital expenditures and amortization primarily associated with pre-opening expenditures.

General and administrative expenses include finance, accounting, management information systems, and other administrative overhead related to support functions for Company-owned, joint venture, and franchise restaurant operations.
Minority interest consists of partners' share of earnings in joint venture restaurants.

In April, 1996, the Company discontinued the meat cutting and distribution operations at the Company's meat division, but retained the purchasing and quality control functions. As a result, the Company no longer generates wholesale meat sales to franchises or unaffiliated businesses.
Prior to April 1996, the Longhorn Steakhouse restaurants were not charged distribution costs, which were absorbed by the Company's meat division. Subsequent to April 1996 the Longhorn Steakhouse restaurants absorb the full cost of purchased beef.

The Company defines the comparable restaurant base for 1996 to include those restaurants open prior to October 1, 1994. The Company defines the comparable restaurant base for 1995 to include those restaurants open prior to October 1, 1993. Average weekly sales are defined as total restaurant sales divided by restaurant weeks. A "restaurant week" is one week during which a single restaurant is open, so that two restaurants open during the same week constitutes two restaurant weeks.

The Company's revenues and expenses can be significantly affected by the number and timing of the opening of additional restaurants. The timing of restaurant openings also can affect the average sales and other period-to-period comparisons.

The following table sets forth the percentage relationship to total revenues of the listed items included in the Company's statement of earnings, except as indicated:

                                                        Fiscal Years Ended
                                            December 29,   December 31,  December 31,
                                                1996          1995          1994
                                                ----          ----          ----
Revenues:
  Restaurant Sales:
    Longhorn Steakhouse                          63.3%         62.7%         68.5%
    Bugaboo Creek Steak House                    20.4          16.6          11.4
    The Capital Grille                            9.4           9.1           7.3
    Other restaurants                             5.6           7.1           9.3
                                                -----         -----         -----
         Total restaurant sales                  98.7          95.5          96.5
  Wholesale meat sales                            1.2           4.1           3.0
  Franchise revenues                              0.1           0.4           0.5
                                                -----         -----         -----
         Total revenues                         100.0         100.0         100.0

Costs and expenses:
  Cost of restaurant sales (1)                   36.0          36.2          36.0
  Cost of wholesale meat sales (1)               97.8          94.8          92.6
  Operating expenses - restaurants (1)           44.4          45.3          45.9
  Operating expenses - meat division              0.1           0.5           0.6
  Provision for restaurant closings               0.7           0.1           1.0
  Merger and conversion expenses                  1.3            --            --
  Depreciation and amortization -
    restaurants (1)                               5.7           4.6           4.4
  General and administrative expenses             6.4           7.1           8.8
                                                -----         -----         -----
         Total costs and expenses                95.6          94.0          96.5

         Operating income                         4.4           6.0           3.5

Interest income, net                              0.1           0.2           0.7
Provision for litigation settlement               0.3            --            --
Minority interest                                 0.3            --            --


         Earnings before income taxes             4.2           6.2           3.9

Income taxes                                      1.1           2.0           1.5

         Net earnings                             3.1           4.2           2.4

================================================================================
(1) Cost of restaurant sales, restaurant operating expenses, and depreciation and amortization are expressed as a percentage of restaurant sales, and cost of wholesale meat sales is expressed as a percentage of wholesale meat sales.


RESULTS OF OPERATIONS

Year Ended December 29, 1996 Compared to Year Ended December 31, 1995

Revenues
Total revenues increased 37.9% to $215.7 million for 1996 compared to $156.4 million for 1995. Restaurant sales increased 42.5% to $212.8 million in 1996 compared to $149.3 million in 1995.

Longhorn Steakhouse:
Sales in the Longhorn Steakhouse restaurants increased 39.3% to $136.5 million for 1996 compared to $98.0 million for 1995. The increase reflects a 28.8% increase in restaurant weeks in 1996 as compared to 1995, resulting primarily from the opening of 14 new Longhorn Steakhouse restaurants and the acquisition of 3 additional Longhorn Steakhouse restaurants. Average weekly sales for all Longhorn Steakhouse restaurants in 1996 were $38,858, a 8.1% increase over 1995. Sales for the 45 comparable Longhorn Steakhouse restaurants increased 3.0% in fiscal 1996 as compared to fiscal 1995. The increase in comparable restaurant sales at the Longhorn Steakhouse restaurants is primarily attributable to an increase in customer counts.

Bugaboo Creek Steak House:
Sales in the Bugaboo Creek Steak House restaurants increased 70.0% to $44.1 million for 1996 compared to $25.9 million for 1995. The increase reflects a 77.6% increase in restaurant weeks in 1996 as compared to 1995, resulting primarily from the opening of 3 new Bugaboo Creek Steak House restaurants. Average weekly sales for all Bugaboo Creek Steak House restaurants in 1996 were $62,370, a 4.3% decrease from 1995. Sales for the 5 comparable Bugaboo Creek Steak House restaurants decreased 9.4% in fiscal 1996 as compared to fiscal 1995. The decrease in comparable restaurants sales at the Bugaboo Creek Steak House restaurants is primarily attributable to a decrease in customer counts. Bugaboo Creek Steak House restaurant customer counts and sales in 1996 were severely impacted by record setting winter storms in the northeastern and mid-Atlantic regions of the United States.

The Capital Grille:

Sales in The Capital Grille restaurants increased 43.0% to $20.3 million for 1996 compared to $14.2 million for 1995. The increase reflects a 32.1% increase in restaurant weeks in 1996 as compared to 1995, resulting primarily from the opening of 3 new The Capital Grille restaurants. Average weekly sales for all The Capital Grille restaurants in 1996 were $99,166, a 8.3% increase over 1995. Sales for the 2 comparable The Capital Grille restaurants increased 15.2% in fiscal 1996 as compared to fiscal 1995. The increase in comparable restaurants sales at The Capital Grille restaurants is primarily attributable to an increase in customer counts.

Company-wide:

Wholesale meat sales decreased $4.0 million to $2.5 million in 1996 from $6.5 million in 1995. This decrease resulted from the cessation of meat cutting and distribution at the Company's meat division, Superior Meats, Ltd. As a result, the Company discontinued selling meat to its Longhorn Steakhouse franchisees and other unaffiliated parties.

Franchise revenues decreased $298,000 to $308,000 in 1996 from $606,000 in 1995. This decrease resulted primarily from the closure of a franchised Longhorn Steakhouse restaurant in Roanoke, Virginia in the first quarter of 1996, the Company's purchase of the two franchised Longhorn Steakhouse restaurants in Greensboro and High Point, North Carolina in the third quarter of 1995, the formation of a joint venture to own and operate these two restaurants along with the three franchised Longhorn Steakhouse restaurants in Charlotte, North Carolina and Columbia, South Carolina in the second quarter of 1996 and the closure of a franchised Longhorn Steakhouse restaurant in Birmingham, Alabama in the third quarter of 1996.

Costs and Expenses

Cost of restaurant sales in 1996 as a percentage of restaurant sales increased to 36.9% from 36.2% in 1995. During 1995 and early 1996, the cost of restaurant sales in the Longhorn Steakhouse restaurants was reduced by the distribution costs absorbed by the Company's meat division. If these distribution costs absorbed by the meat division in 1995 and 1996 were charged directly to the Longhorn Steakhouse restaurants, cost of restaurant sales would have been 37.1% in 1996 compared to 36.9% in 1995. The increase was primarily due to higher contracted beef prices and late year increases in dairy and baked good costs during 1996.

The cost of wholesale meat sales increased to 97.8% of wholesale meat sales in 1996 as compared to 94.8% in 1995, primarily as the result of the resale of certain overstocks of beef at lower than normal margins.

Restaurant operating expenses decreased as a percentage of restaurant sales in 1996 to 44.4% from 45.3% in 1995. This decrease was primarily attributable to higher sales levels and relatively stable fixed costs in the Longhorn Steakhouse restaurants and The Capital Grille restaurants. Meat division operating costs decreased to 0.1% of revenues in 1996 as compared to 0.5% in 1995 as the meat cutting and distribution operations were discontinued.

In 1996, the Company recorded a $1.4 million provision before tax benefits related to the closure of two Longhorn Steakhouse restaurants in Cincinnati, Ohio and Knoxville, Tennessee. The Ohio restaurant was closed in the fourth quarter of 1996. In 1995, the Company recorded a $155,000 provision before tax benefits related to the closure of one Longhorn Steakhouse restaurant in Jacksonville, Florida, which was closed in the first quarter of 1996. The provisions included estimated future net lease obligations and other costs of closing the facilities and the writedown of restaurant assets to estimated net realizable value.

In 1996, the Company expensed transaction costs of $2.9 million associated with the acquisition of Bugaboo Creek Steak House, Inc. and related restaurant and real estate properties. These transaction costs consisted of investment banking, accounting, legal and regulatory agency fees and other expenses related to completing the acquisition and integrating the management information systems.

General and administrative expenses increased to $13.7 million in 1996, or 6.4% of total revenues, from $11.1 million in 1995, or 7.1% of total revenues. The dollar amount increase was primarily due to increased labor and support expenses related to managing a larger number of restaurants; further, in the restated 1995 and 1996 periods, two full support offices were maintained, one of which (Providence, Rhode Island) was reduced to an operations support office during the last quarter of 1996. The decreased percentage is due to restaurant revenues increasing at a faster rate than general and administrative expenses, which have a large fixed component.

Operating income increased to $9.5 million for 1996 from $9.3 million for 1995. After adjusting for one-time merger and conversion expenses, operating income increased a total of $3.1 million, or 33.3%. This increase is primarily attributable to higher sales levels resulting from an increase in the Company's restaurant base, relatively stable fixed costs and decrease in general and administrative costs as a percentage of revenues, but is partially offset by the provision for restaurant closings discussed above.

Interest income, net decreased to $79,000 for 1996 from $291,000 for 1995. The reduction was due to lower average levels of cash and cash equivalents and higher average levels of long-term debt in 1996 as compared to 1995.

In 1996, the Company recorded a $605,000 provision associated with the defense and settlement of a shareholder litigation matter. (See "Item 3 -- Legal Proceedings").

Minority interest increased to $602,000 in 1996 from $5,000 in 1995. This reflects the increase in the number of joint venture restaurants to 35 restaurants at fiscal year end 1996 from 16 at fiscal year end 1995.

Income tax expense for 1996 was 37.7% of earnings before income taxes reflecting $2.5 million of non-deductible merger and conversion expenses, offset primarily by the benefits of FICA tip credits.

Net earnings decreased 21.2% to $5.2 million for 1996 from net earnings of $6.6 million for 1995, reflecting the net effect of the items discussed above.


Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Revenues

Total revenues increased 35.9% to $156.4 million for 1995 compared to $115.0 million for 1994. Restaurant sales increased 34.5% to $149.3 million in 1995 compared to $111.0 million in 1994.

Longhorn Steakhouse:
Sales in the Longhorn Steakhouse restaurants increased 24.4% to $98.0 million for 1995 compared to $78.8 million for 1994. The increase reflects a 15.2% increase in restaurant weeks in 1995 as compared to 1994, resulting primarily from the opening of 10 new Longhorn Steakhouse restaurants, the acquisition of 2 additional Longhorn Steakhouse restaurants, and the conversion of one restaurant acquired in 1995 to a Longhorn Steakhouse. Average weekly sales for all Longhorn Steakhouse restaurants in 1995 were $35,932, a 8.1% increase over 1994. Sales for the 40 comparable restaurants increased 5.1% in fiscal 1995 as compared to fiscal 1994. The increase in comparable restaurant sales at the Longhorn Steakhouse restaurants is primarily attributable to an increase in customer counts.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants increased 97.7% to $25.9 million for 1995 compared to $13.1 million for 1994. The increase reflects a 109.3% increase in restaurant weeks in 1995, resulting primarily from the opening of 6 new Bugaboo Creek Steak House restaurants. Average weekly sales for all Bugaboo Creek Steak House restaurants in 1995 were $65,195, a 5.6% decrease from 1994. Sales for the 2 comparable restaurants decreased 3.7% in fiscal 1995 as compared to fiscal 1994. The decrease in comparable restaurant sales at the Bugaboo Creek Steak House restaurants is primarily attributable to a decrease in customer counts.

The Capital Grille:

Sales in The Capital Grille restaurants increased 69.0% to $14.2 million for 1995 compared to $8.4 million for 1994. The increase reflects a 43.3% increase in restaurant weeks in 1995 as compared to 1994. Average weekly sales for all The Capital Grille restaurants in 1995 were $91,535, an 18.4% increase over 1994. Sales for the 2 comparable restaurants increased 15.7% in fiscal 1995 as compared to fiscal 1994. The increase in comparable restaurant sales at The Capital Grille restaurants is primarily attributable to an increase in customer counts.

Company-wide:

Wholesale meat sales increased $3.1 million to $6.5 million in 1995 from $3.4 million in 1994. This increase resulted from increased meat sales to unrelated parties, partially offset by a decrease in sales to franchisees.

Franchise revenues decreased $9,000 to $606,000 in 1995 from $615,000 in 1994. This decrease resulted primarily from closure of one franchised Longhorn Steakhouse restaurant in Charlotte, North Carolina in the first quarter of 1995 and the Company's purchase of the two franchised Longhorn Steakhouse restaurants Greensboro and High Point, North Carolina in the third quarter of 1995. The was partially offset by the opening of another franchised Longhorn Steakhouse restaurant in Raleigh, North Carolina in the third quarter of 1995.

Costs and Expenses

Cost of restaurant sales in 1995 as a percentage of restaurant sales increased to 36.2% from 36.0% in 1994. In both 1995 and 1994, the cost of restaurant sales in the Longhorn Steakhouse restaurants was reduced by the distribution costs absorbed by the Company's meat division. If these distribution costs absorbed by the meat division in 1995 and 1994 were charged directly to the Longhorn Steakhouse restaurants, cost of restaurant sales would have been 36.9% in 1995 compared to 37.0% in 1994. The decrease was primarily due to lower beef costs and an increase in sales of non-beef items in Longhorn Steakhouse restaurants, partially offset by higher beef costs in Bugaboo Creek Steak House restaurants and The Capital Grille restaurants.

The cost of wholesale meat sales increased to 94.8% of wholesale meat sales in 1995 as compared to 92.6% in 1994, primarily as the result of the resale of certain overstocks of beef at lower than normal margins.

Restaurant operating expenses decreased as a percentage of restaurant sales in 1995 to 45.3% from 45.9% in 1994. This decrease was primarily attributable to higher sales levels and relatively stable fixed costs in the Longhorn Steakhouse restaurants and The Capital Grille restaurants. Meat division operating costs decreased to 0.5% of revenues in 1995 as compared to 0.6% in 1994. The decrease was primarily attributable to higher sales levels and relatively stable fixed costs.

In 1995, the Company recorded a $155,000 provision before tax benefits related to the closure of one Longhorn Steakhouse restaurant in Jacksonville, Florida, which was closed in the first quarter of 1996. In 1994, the Company recorded a $1,120,000 provision before tax benefits related to the closure of one
Longhorn Steakhouse restaurant in Orlando, Florida and the planned relocation of one Longhorn Steakhouse restaurant in Jacksonville, Florida. The provisions included estimated future net lease obligations and other costs of closing the facilities and the writedown of restaurant assets to estimated net realizable value.

General and administrative expenses increased to $11.1 million in 1995, or 7.1% of total revenues, from $10.1 million in 1994, or 8.8% of total revenues. The dollar increase was primarily due to increased labor and support expenses related to managing a larger number of restaurants; further, in the restated 1995 and 1996 periods, two full support offices were maintained, one of which (Providence, Rhode Island) was reduced to an operations support office during the last quarter of 1996. The decreased percentage is due to restaurant revenues increasing at a faster rate than general and administrative expenses, which have a fixed component.

Operating income increased to $9.3 million for 1995 from $4.0 million for 1994. The increase is primarily attributable to higher sales levels resulting from an increase in the Company's restaurant base, relatively stable fixed costs and decrease in general and administrative costs as a percentage of revenues.

Interest income for 1995 was $291,000 compared to $794,000 for 1994. The reduction was due to lower average levels of cash and cash equivalents and higher average levels of long-term debt in 1995 as compared to 1994.

Income tax expense for 1995 was 31.6% of earnings before income taxes reflecting the benefits of FICA tip credits.

Net earnings increased 85.9% to $6.6 million for 1995 from net earnings of $3.5 million for 1994, reflecting the net effect of the items discussed above.



LIQUIDITY AND CAPITAL RESOURCES


The Company requires capital primarily for the development of new restaurants, selected acquisitions and the refurbishment of existing restaurants. Capital expenditures totaled $45.5 million in 1996, $41.1 million in 1995, and $18.1 million in 1994. The Company's primary sources of working capital have been the proceeds of its previous public offerings of Common Stock in 1992, 1993 and 1994, the public offering of Bugaboo Creek Steak House, Inc. in 1994, cash flow from operations and borrowings under its line of credit. The Company had working capital of $2.1 million, $0.6 million and $3.6 million at the end of 1996, 1995 and 1994, respectively.

As of March 9, 1997, the Company had borrowings of $13.1 million under a $60.0 million line of credit, which bears interest at the rate of either (i) 75 basis points over the LIBOR rate with a term that the Company selects, ranging from 30 days to 6 months or (ii) prime. As of March 9, 1997, the weighted average rate on all outstanding borrowings was 6.26%. Borrowings under the line of credit are unsecured. The line of credit contains certain financial covenants including a debt to capitalization ratio, a leverage ratio, an interest coverage ratio, a minimum net worth and a limit on capital expenditures and payment of dividends.

The Company intends to open approximately 24 Company-owned and joint venture restaurants in 1997 and approximately 30 in 1998. The Company estimates that its capital expenditures (without consideration of contributions from joint venture partners) will be approximately $50-55 million in fiscal 1997 and $60-70 million in fiscal 1998. The capital expenditure estimate for 1997 includes the estimated cost of developing 24 new restaurants, continuing to refurbish Longhorn Steakhouse restaurants, and continuing to invest in improved management information systems. The Company expects that available borrowing under the Company's line of credit, together with cash on hand and cash provided by operating activities will provide sufficient funds to finance its expansion plans through 1998.

The preceding discussion of liquidity and capital resources contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed in this Form 10-K, among the other factors that could cause actual results to differ materially are the following: the Company's ability to identify and secure suitable locations on acceptable terms, open new restaurants in a timely manner, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company's strict business discipline over a large restaurant base; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains; business conditions and growth in the restaurant industry and the general economy; and other risks identified from time to time in the Company's SEC reports and public announcements. See the description of forward-looking statements found in "Documents Incorporated by Reference."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)

                        Consolidated Financial Statements

                     December 29, 1996 and December 31, 1995


                    With Independent Auditors' Report Thereon

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)

                   Index to Consolidated Financial Statements


Independent Auditors' Report

Consolidated Balance Sheets as of December 29, 1996 and
    December 31, 1995

Consolidated Statements of Earnings for Each of the Years in the Three-Year Period ended December 29, 1996

Consolidated Statements of Stockholders' Equity for Each of the Years in the Three-Year Period ended December 29, 1996

Consolidated Statements of Cash Flows for Each of the Years in the Three-Year
    Period ended December 29, 1996

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
RARE Hospitality International, Inc.:


We have audited the accompanying consolidated balance sheets of RARE Hospitality International, Inc. and subsidiaries (the "Company") - (formerly Longhorn Steaks, Inc.) as of December 29, 1996 and December 31, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RARE Hospitality International, Inc. and subsidiaries as of December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 1996 in conformity with generally accepted accounting principles.


                                          KPMG PEAT MARWICK LLP



Atlanta, Georgia
January 31, 1997

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)

                          Consolidated Balance Sheets

                    December 29, 1996 and December 31, 1995

                       (In thousands, except share data)

                            Assets                                                     1996          1995
                            ------                                                     ----          ----
Current assets:

 Cash and cash equivalents                                                        $       6,478        2,427
 Marketable debt securities                                                                 861          817
 Accounts receivable                                                                      2,522        2,292
 Inventories                                                                              7,883        6,137
 Prepaid expenses                                                                         1,465        1,467
 Preopening costs, net of accumulated amortization                                        2,665        2,271
                                                                                  -------------   ----------
        Total current assets                                                             21,874       15,411

Property and equipment, less accumulated depreciation
 and amortization (note 4)                                                              120,431       84,913
Goodwill, less accumulated amortization                                                   6,139        5,691
Property acquired, held for sale                                                              -          680
Deferred income taxes (note 7)                                                              816            -
Other                                                                                     2,334        1,040





                                                                                  -------------   ----------
        Total assets                                                              $     151,594      107,735
                                                                                  =============   ==========


See accompanying notes to consolidated financial statements.

                  Liabilities and Stockholders' Equity                                       1996         1995
                  ------------------------------------                                       ----         ----
Current liabilities:
    Current debt (note 6)                                                                $        -        1,025
    Accounts payable                                                                         11,385        6,492
    Accrued expenses (note 5)                                                                 8,152        7,267
    Deferred income taxes (note 7)                                                              272           66
                                                                                         ----------    ---------
           Total current liabilities                                                         19,809       14,850

Debt, net of current installments (note 6)                                                    7,100       13,858
Deferred income taxes (note 7)                                                                   -           146
Other                                                                                            -           133
                                                                                         ----------    ---------
           Total liabilities                                                                 26,909       28,987
                                                                                         ----------    ---------

Minority interest                                                                             3,301          615

Stockholders' equity (notes 2, 11, and 12):
    Preferred stock, no par value.  Authorized 10,000
      shares, none issued                                                                        -            -
    Common stock, no par value.  Authorized 25,000
      shares; issued and outstanding 11,653 shares and
      9,805 shares at December 29, 1996 and December 31, 1995,
      respectively                                                                          100,180       61,861
    Additional paid-in capital                                                                  919          919
    Retained earnings                                                                        20,231       15,349
    Unrealized gain on marketable debt securities                                                54            4
                                                                                         ----------    ---------
           Total stockholders' equity                                                       121,384       78,133

Commitments and contingencies (notes 8, 9, and 13)
                                                                                         ----------    ---------
           Total liabilities and stockholders' equity                                    $  151,594      107,735
                                                                                         ==========    =========

          See accompanying notes to consolidated financial statements.

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)

                       Consolidated Statements of Earnings

          Years ended December 29, 1996 and December 31, 1995 and 1994

                      (In thousands, except per share data)

                                                                            1996            1995         1994
                                                                            ----            ----         ----
Revenues:
    Restaurant sales:
      Longhorn Steakhouse                                             $      136,547         98,034       78,780
      Bugaboo Creek Steak House                                               44,060         25,929       13,121
      The Capital Grille                                                      20,329         14,201        8,372
      Other restaurants                                                       11,958         11,115       10,752
                                                                      --------------     ----------    ---------
           Total restaurant sales                                            212,894        149,279      111,025

    Wholesale meat sales                                                       2,547          6,495        3,389
    Franchise revenues                                                           308            606          615
                                                                      --------------     ----------    ---------
           Total revenues                                                    215,749        156,380      115,029
                                                                      --------------     ----------    ---------

Costs and expenses:
    Cost of restaurant sales                                                  78,637         54,074       39,956
    Cost of wholesale meat sales                                               2,491          6,159        3,137
    Operating expenses - restaurants                                          94,587         67,629       50,924
    Operating expenses - meat division                                           234            766          702
    Provision for restaurant closings                                          1,436            155        1,120
    Merger and conversion expenses (note 3)                                    2,900             -            -
    Depreciation and amortization - restaurants                               12,191          7,171        5,025
    General and administrative expenses                                       13,732         11,082       10,131
                                                                      --------------     ----------    ---------
           Total costs and expenses                                          206,208        147,036      110,995
                                                                      --------------     ----------    ---------

           Operating income                                                    9,541          9,344        4,034

Interest income, net                                                              79            291          794
Provision for litigation settlement (note 13)                                    605             -            -
Minority interest (note 2)                                                       602              5           -
                                                                      --------------     ----------    ---------
           Earnings before income taxes                                        8,413          9,630        4,828

Income taxes (note 7)                                                          3,170          3,047        1,286
                                                                      --------------     ----------    ---------

           Net earnings                                               $        5,243          6,583        3,542
                                                                      ==============     ==========    =========

Earnings per common and common
    equivalent share                                                  $          .46            .66          .37
                                                                      ==============     ==========    =========

Weighted average common and common
    equivalent shares outstanding                                             11,302          9,955        9,517
                                                                      ==============     ==========    =========


See accompanying notes to consolidated financial statements.

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)

                 Consolidated Statements of Stockholders' Equity

          Years ended December 29, 1996 and December 31, 1995 and 1994

                                 (In thousands)

                                                                                                Unrealized
                                                                                               gain/loss on     Total
                                                     Common stock      Additional               marketable     stock-
                                                     ------------        paid-in     Retained      debt        holders'
                                                   Shares    Dollars     capital     earnings   securities     equity
                                                   ------    -------     -------     --------   ----------     ------
Balance, December 31, 1993                         8,730   $   42,622      919         5,236       -           48,777
Net earnings                                          -            -        -          3,542       -            3,542
Issuance of shares pursuant to
    public offering                                  970       18,995       -             -        -           18,995
Distributions made by acquired
    companies                                         -        (1,110)      -            (12)      -           (1,122)
Exercise of stock options                              1           11       -             -        -               11
Unrealized loss on marketable
    debt securities                                   -            -        -             -      (246)           (246)
                                                  ------   ----------      ---       -------     ----        --------
Balance, December 31, 1994                         9,701       60,518      919         8,766     (246)         69,957

Net earnings                                          -            -        -          6,583       -            6,583
Exercise of stock options                              8           93       -             -        -               93
Issuance of shares in
    connection with acquisition                       96        1,250       -             -        -            1,250
Unrealized gain on marketable
    debt securities                                   -            -        -             -       250             250
                                                  ------   ----------      ---       -------      ---        --------
Balance, December 31, 1995                         9,805       61,861      919        15,349        4          78,133

Net earnings                                          -            -        -          5,243       -            5,243
Issuance of shares pursuant to
    public offering                                1,781       37,638       -             -        -           37,638
Exercise of stock options                             67          681       -             -        -              681
Distributions made by acquired
    companies                                         -            -        -           (361)      -             (361)
Unrealized gain on marketable
    debt securities                                   -            -        -             -        50              50
                                                  ------   ----------      ---       -------     ----        --------

Balance, December 29, 1996                        11,653   $  100,180      919        20,231       54         121,384
                                                  ======   ==========      ===       =======     ====        ========

See accompanying notes to consolidated financial statements.

                      RARE HOSPITALITY INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

          Years ended December 29, 1996 and December 31, 1995 and 1994

                           (In thousands of dollars)

                                                            December 29,      December 31,      December 31,
                                                               1996              1995              1994
                                                            ------------      ------------      ------------
Operating activities:
Net earnings                                                  $  5,243            6,583            3,542
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                               12,856            7,475            5,242
    Provision for restaurant closings                            1,436              155            1,120
    Provision for litigation settlement                            605               -                -
    Minority interest                                              602                5               -
    Preopening costs                                            (4,341)          (4,293)          (1,766)
    Deferred tax (benefit) expense                                (743)              15             (353)
    Loss on sale of property and equipment                          -                68               -

Changes in:
  Accounts receivable                                             (230)            (263)          (1,229)
  Inventories                                                   (1,746)          (2,961)            (601)
  Prepaid expenses                                                   2             (572)            (389)
  Other assets                                                     (97)              -              (745)
  Income taxes refundable                                           -               507             (507)
  Accounts payable                                               1,020            1,628            1,719
  Accrued expenses                                                 885            2,396              656
  Other liabilities                                               (133)            (347)              92
                                                              --------         --------          -------
    Net cash provided by operating activities                   15,359           10,396            6,781
                                                              --------         --------          -------

Investing activities
Purchase of marketable debt securities                              -            (2,288)         (12,207)
Proceeds from sale of marketable debt securities                     6            6,728            5,754
Proceeds from maturity of marketable debt securities                -             1,200               -
Purchase of property and equipment                             (45,524)         (41,115)         (18,058)
Proceeds from sale of property and equipment                        -                16               -
Asset acquisitions                                                  -            (4,716)              -
                                                              --------         --------          -------
    Net cash used in investing activities                      (45,518)         (40,175)         (24,511)
                                                              --------         --------          -------

Financing activities
(Repayments of) proceeds from borrowings on
  lines of credit                                               (5,950)          13,050              800
Principal payments on long-term debt                            (1,833)             (13)          (4,189)
Proceeds from issuance of shares pursuant to
  public offering                                               37,638               -            18,995
Proceeds from minority partner contributions                     1,796              833               -
Distributions to minority partners                              (1,634)            (223)              -
Increase in bank overdraft included in accounts payable          3,873              647               -
Distributions made by acquired companies                          (361)              -            (1,122)
Proceeds from exercise of stock options                            681               93               11
                                                              --------         --------          -------
Net cash provided by financing activities                       34,210           14,387           14,495
                                                              --------         --------          -------

    Net increase (decrease) in cash and cash
      equivalents                                                4,051          (15,392)          (3,235)

Cash and cash equivalents at beginning of year                   2,427           17,819           21,054
                                                              --------         --------          -------
Cash and cash equivalents at end of year                      $  6,478            2,427           17,819
                                                              ========         ========          =======

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                     2,807              983            1,742
                                                              ========         ========          =======
  Cash paid for interest                                           109              147              257
                                                              ========         ========          =======

See accompanying notes to consolidated financial statements

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)

                   Notes to Consolidated Financial Statements

                December 29, 1996 and December 31, 1995 and 1994


(1)       Summary of Significant Accounting Policies

          Operations

          RARE Hospitality International, Inc. (formerly Longhorn Steaks, Inc.), including its wholly owned subsidiaries (the "Company"), is a multi-concept restaurant company operating throughout the Eastern United States. At December 29, 1996, the Company operated the following restaurants:

                             Concept                       Number in operation
                             -------                       -------------------
                  Longhorn Steakhouse                              76
                  Bugaboo Creek Steak House                        14
                  The Capital Grille                                6
                  Other specialty concepts                          6

          The Company has also franchised certain Longhorn Steakhouse restaurants throughout the southeastern region of the United States. The Company operated a wholesale meat division through April 1996. Operations of this division consisted of the purchasing, cutting, aging and distribution of meat, primarily to the Company's Longhorn Steakhouse restaurants, including franchisees.

          The Company is a partner in several joint ventures organized for the purpose of operating Longhorn Steakhouse restaurants. As of December 29, 1996, 35 of the Company's restaurants operate in joint ventures.

          Fiscal Year

          Effective July 1, 1996, the Company changed its fiscal year-end from December 31 to a 52- or 53-week year ending on the Sunday closest to December 31. Interim reporting periods within 1996 contained three months for the first two quarters. The third and fourth quarters each contained 13 weeks. Fiscal 1996, which ended on December 29, 1996, contains 52 weeks. All general references to years relate to fiscal years, unless otherwise noted.

          Revenue Recognition

          The Company recognizes initial franchise fees as income when substantially all of its obligations are satisfied, which generally coincides with the opening of the franchised restaurants. The Company also receives continuing royalty fees based upon a percentage of each franchised restaurant's gross revenues. Royalty fees are recognized when earned.

                                                                    (Continued)

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)

                   Notes to Consolidated Financial Statements


          Cash Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The carrying amount of these instruments approximates their fair values. All bank overdraft balances have been reclassified to accounts payable.

          Marketable Debt Securities

          Marketable debt securities are classified as available-for-sale and are reported at fair value, with any unrealized gains or losses, net of deferred taxes, reflected as a separate component of stockholders' equity.

          Inventories

          Inventories, consisting principally of food and beverages, are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

          Property and Equipment

          Property and equipment are stated at cost. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the assets. Depreciation expense is computed using principally the straight-line method over the estimated useful lives of the respective assets.

          Principles of Consolidation

          The consolidated financial statements include the financial statements of RARE Hospitality International, Inc., its wholly owned subsidiaries, and joint ventures over which the Company exercises control. All material balances and transactions between the consolidated entities have been eliminated.

          Pre-opening Costs

          Costs related to hiring and training and other direct costs associated with opening new restaurants are capitalized and amortized over the first 12 months of a new restaurant's operations.

          Unredeemed Gift Certificates

          The Company records a liability for outstanding gift certificates at the time they are issued. Upon redemption, sales are recorded and the liability is reduced by the amount of certificates redeemed.


                                                                    (Continued)

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)
                   Notes to Consolidated Financial Statements

          Goodwill

          Goodwill, net of accumulated amortization of $499,219 and $234,450 at December 29, 1996 and December 31, 1995, respectively, represents the excess of purchase price over fair value of net assets acquired. Goodwill is amortized using the straight-line method over the expected period to be benefited, 25 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

          Other Assets

          Other assets consist of organization costs, debt issuance costs, trademarks, and liquor licenses. Organization costs, trademarks, and liquor licenses are amortized on a straight-line basis over five years. Debt issuance costs are amortized on a straight-line basis over the term of the debt.

          Restaurant Closing Costs

          Upon the decision to close or relocate a restaurant, estimated unrecoverable costs are charged to expenses. Such costs include leasehold improvements, equipment, and furniture and fixtures, net of salvage value, and a provision for the present value of future lease obligations, less estimated subrental income. The Company provided for the closure of two restaurants in 1996, one restaurant in 1995, and two restaurants in 1994.

          Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

          The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
          Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Settlement did not have a material impact on the Company's financial position, results of operations, or liquidity.

          Income Taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          In connection with the merger of the Company with Bugaboo Creek Steak House, Inc. ("Bugaboo Creek") (note 2), the Company acquired certain enterprises affiliated with Bugaboo Creek in a transaction accounted for as a pooling of interests. Prior to the merger, these affiliated entities were either S Corporations or partnerships, and as such, their stockholders or partners, and not the enterprises, were responsible for Federal and state income taxes.

                                                                (Continued)

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)

                   Notes to Consolidated Financial Statements


          Development Costs

          Certain direct and indirect costs are capitalized in conjunction with acquiring and developing new restaurant sites. These costs are amortized over the life of the related building. Development costs were capitalized as follows: $389,000 in 1996, $411,000 in 1995, and $156,000 in 1994.

          Stock-Based Compensation

          Stock-based compensation is determined using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock (note 12).

          Advertising and Promotion Expenses

          Advertising and promotion costs are expensed over the period covered by the related promotion. Advertising expense was $4,929,000, $3,438,000, and $2,959,000 for 1996, 1995, and 1994, respectively.

          Earnings Per Share

          Earnings per common and common equivalent share are computed by dividing net earnings by the weighted average common and common equivalent shares outstanding during the year. Outstanding stock options, which are common stock equivalents, were not included in the computation of 1995 and 1994 earnings per share, as their effect would have been antidilutive. The difference between primary and fully diluted earnings per share was not significant in 1996.

          Accounts Receivable

          Accounts receivable represent amounts due from restaurant customers and suppliers and interest receivable relating to marketable debt securities.

          Use of Estimates

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

          Reclassifications

          Certain reclassifications have been made to prior years' financial statements to conform with the current year's presentation.

                                                                 (Continued)

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)

                   Notes to Consolidated Financial Statements


(2)       Business Combinations and Joint Ventures

          Lone Star-Georgia

          During 1995, the Company purchased certain assets and trademark rights of Lone Star Steaks, Inc. for a purchase price, including acquisition expenses, of $3,402,000. The purchase price included cash consideration of $2,152,000 and 96,153 newly issued shares of the Company's common stock. These shares had a market value at the time of the transaction of $1,250,000. Goodwill on this acquisition of $3,002,000 is being amortized over 25 years.

          Bullhead

          In 1995, the Company also purchased the assets of two previously franchised locations in Greensboro and High Point, North Carolina for $2,564,000. Goodwill on this acquisition of $1,358,000 is being amortized over 25 years.

          Bugaboo Creek

          On September 13, 1996, the Company exchanged approximately 3,179,000 newly issued shares of its common stock for all of the outstanding shares of Bugaboo Creek Steak House, Inc. and certain affiliated entities (2,939,000 shares for Bugaboo Creek Steak House, Inc. and 240,000 shares for other nonpublic affiliated enterprises). Bugaboo Creek Steak House, Inc. operated 14 Bugaboo Creek Steak Houses and five The Capital Grille restaurants, and managed three specialty concept restaurants at the time of the merger.

          The exchange of shares was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Bugaboo Creek for all periods presented. Separate results for the combining entities for the years ended December 31, 1995 and 1994, and for the most recent interim period prior to acquisition (the six-month period ended June 30, 1996) are as follows (amounts are in thousands of dollars):



                                                        June 30,         December 31,        December 31,
                                                          1996              1995                 1994
                                                          ----              ----                 ----
                Revenues:

                   Previously reported               $      69,139           102,188              82,510
                   Bugaboo Creek and
                      affiliated enterprises                34,720            54,192              32,519
                                                     -------------        ----------          ----------

                                                     $     103,859           156,380             115,029
                                                     =============        ==========          ==========

                                                                    (Continued)

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)

                   Notes to Consolidated Financial Statements



                                                        June 30,         December 31,        December 31,
                                                          1996              1995                 1994
                                                          ----              ----                 ----
                Net earnings:
                   Previously reported                  $    3,204             4,137               1,514

                 Bugaboo Creek and                           1,221             2,446               2,028
                  affiliated enterprises                ----------        ----------          ----------

                                                        $    4,425             6,583               3,542
                                                        ==========        ==========          ==========



          There were no adjustments required to conform Bugaboo Creek's accounting policies to those of the Company.

          The following summary, prepared on an unaudited pro forma basis, presents the results of operations of the Company and Bugaboo Creek on a pooled basis, combined with the acquired assets of the Lone Star-Georgia and Bullhead acquisitions for the years ended December 31, 1995 and 1994 as if the purchase business combinations had been completed as of the beginning of the periods presented, after the impact of certain adjustments, such as amortization of intangibles, elimination of franchise revenues, and increased interest expense (or reduced interest income).

                                                              1995           1994
                                                              ----           ----
                Net earnings                               $6,382,000      3,476,000
                Earnings per common and common
                   equivalent share outstanding            $      .64            .37

       Dukes-Joint Venture

       During 1996, the Company entered into a joint venture arrangement whereby the Company contributed two Longhorn Steakhouse restaurants and agreed to contribute funds to construct a third Longhorn Steakhouse restaurant to a joint venture. The other partners in the joint venture contributed three restaurants with a fair market value of approximately $780,000 for a 49% minority interest. The Company has recorded goodwill of $1,050,000 on this joint venture, based on the fair value of assets the Company contributed for its 51% interest versus joint venture partner contributions.

(3)    Merger and Conversion Expenses

       Merger and conversion expenses are nonrecurring costs related to the merger with Bugaboo Creek, consisting primarily of investment banking fees, accounting and legal fees, printing costs, costs to integrate point-of-sale systems, and other costs related to the merger.


                                                                 (Continued)
                                      -12-

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)

                   Notes to Consolidated Financial Statements


(4)    Property and Equipment

       Major classes of property and equipment at December 29, 1996 and December 31, 1995 are summarized as follows (in thousands of dollars):

                                                                     1996           1995
                                                                     ----           ----
      Land and improvements                                     $      13,294        12,868
      Buildings                                                        15,032         9,167
      Leasehold improvements                                           68,039        43,569
      Restaurant equipment                                             28,220        18,542
      Furniture and fixtures                                           16,300        10,219
      Construction in progress                                          4,131         5,858
                                                                -------------    ----------
                                                                      145,016       100,223
      Less accumulated depreciation and amortization                   24,585        15,310
                                                                -------------    ----------

                                                                $     120,431        84,913
                                                                =============    ==========

       During 1996 and 1995, the Company capitalized interest during construction of approximately $135,000 and $183,000, respectively, as a component of property and equipment.

       The Company has, in the normal course of business, entered into agreements with vendors for the purchase of restaurant equipment, furniture, fixtures, buildings, and improvements for restaurants that have not yet opened. At December 29, 1996, such commitments totaled approximately $6,000,000.

(5)    Accrued Expenses

       Accrued expenses consist of the following at December 29, 1996 and December 31, 1995 (in thousands of dollars):

                                                         1996             1995
                                                         ----             ----
     Payroll and related                              $     1,456         1,548
     Income taxes                                             500           428
     Other taxes accrued and withheld                       1,096         1,490
     Gift certificates                                      3,689         1,494
     Construction costs                                       442           478
     Other                                                    969         1,829
                                                      -----------         -----
                                                      $     8,152         7,267
                                                      ===========         =====

                                                                   (Continued)

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)

                   Notes to Consolidated Financial Statements


(6)       Debt

          At December 29, 1996 and December 31, 1995, debt outstanding was as follows (in thousands of Dollars):

                                                                   1996      1995
                                                                   ----      ----

             Variable interest rate revolving credit and term loan
             agreement, with conversion of amounts outstanding
             at May 1, 1998 into a term note repayable over the
             forthcoming five years at a fixed or variable rate,
             at the option of the Company; bearing interest at
             7.39% at December 31, 1995                              --     5,000

             Variable interest rate revolving credit and term loan
             agreement, with conversion of amounts outstanding
             at May 31, 1996 into a term note repayable over five
             years; bearing interest at 9% at December 31, 1995      --     8,050

             Variable interest rate revolving credit and term
             agreement (the "1996 Facility")                      7,100       --

             Other notes payable, secured by real estate             --     1,833
                                                                  -----    ------
             Total debt                                           7,100    14,883
             Less current portion                                    --     1,025
                                                                  -----    ------
             Debt, net of current portion                         7,100    13,858
                                                                  =====    ======


          The 1996 Facility permits the Company to borrow up to $60,000,000 through December 1999. At that date, all amounts outstanding will convert to a two-year term loan, payable in eight equal quarterly installments of principal, plus interest. The 1996 Facility bears interest at the Company's option of LIBOR plus a margin of .75% to 1.25% (depending on the Company's leverage ratio) or the administrative agent's prime rate of interest. At December 29, 1996, the interest rate on outstanding obligations under the 1996 Facility was 6.375%, based on LIBOR plus .75%. Amounts available under the credit facility totaled $52,900,000 at December 29, 1996.

          The 1996 Facility restricts payment of dividends, without prior approval of the lender, and contains certain financial covenants, including debt to capitalization, leverage and interest coverage ratios, as well as minimum net worth and maximum capital expenditure covenants. The agreement is unsecured. At December 29, 1996, the Company was in compliance with the provisions of the 1996 Facility.


                                                                    (Continued)

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)

                   Notes to Consolidated Financial Statements


(7)    Income Taxes

       Income tax (benefit) expense consists of (in thousands of dollars):


                                                        Current          Deferred     Total
                                                        -------          --------     -----
          Year ended December 29, 1996:
              U.S. Federal                             $    2,884         (534)       2,350
              State and local                               1,029         (209)         820
                                                       ----------         ----      -------

                                                       $    3,913         (743)       3,170
                                                       ==========         ====      =======

          Year ended December 31, 1995:
              U.S. Federal                             $    2,403           12        2,415
              State and local                                 629            3          632
                                                       ----------         ----      -------

                                                       $    3,032           15        3,047
                                                       ==========         ====      =======

          Year ended December 31, 1994:
              U.S. Federal                             $    1,366         (327)       1,039
              State and local                                 273          (26)         247
                                                       ----------         ----      -------

                                                       $    1,639         (353)       1,286
                                                       ==========         ====      =======

       The differences between income taxes at the statutory Federal income tax rate of 34% and income tax expense reported in the consolidated statements of earnings are as follows:

                                                                                1996         1995       1994
                                                                                ----         ----       ----
     Federal statutory income tax rate                                          34.0%        34.0       34.0
     State income taxes, net of federal benefit                                  5.0          4.2        4.1
     Nondeductible merger and conversion expenses                               11.1          -          -
     Meals and entertainment                                                      .6           .3         .1
     FICA tip credit                                                           (11.2)        (5.2)      (8.2)
     Other                                                                      (1.8)        (1.7)      (3.4)
                                                                               -----        -----       ----
           Effective tax rates                                                  37.7%        31.6       26.6
                                                                               =====        =====       ====

                                                                    (Continued)

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)

                   Notes to Consolidated Financial Statements


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 29, 1996 and December 31, 1995 are presented below:

                                                                                 1996         1995
                                                                                 ----         ----
       Deferred tax assets:
          Provisions for restaurant closings                                  $      599        367
          Deferred rent                                                              490        299
          Alternative minimum taxes and general business
              credit carryforwards                                                   785        413
          Conversion costs not currently deductible                                  129         -
          Accrued health insurance not currently deductible                          122        111
          Accrued workers' compensation not currently deductible                      36         86
          Other                                                                       47         51
                                                                               ---------     ------
                    Total gross deferred tax assets                                2,208      1,327

          Less valuation allowance                                                    -          45
                                                                               ---------     ------
                    Net deferred tax assets                                        2,208      1,282
                                                                               ---------     ------

       Deferred tax liabilities:
          Property and equipment due to differences in
              depreciation and amortization                                       (1,187)    (1,211)
          Preopening costs expensed for tax purposes
              when incurred                                                         (430)      (263)
          Other                                                                      (47)       (20)
                                                                               ---------     ------
                    Total gross deferred liabilities                              (1,664)    (1,494)
                                                                               ---------     ------
                    Net deferred tax assets (liabilities)                      $     544       (212)
                                                                               =========     ======

(8)    Employee Benefit Plans

       The Company provides employees, not covered by the Bugaboo Creek plan discussed in the following paragraph and who meet minimum service requirements, with retirement benefits under a 401(k) salary reduction and profit sharing plan. Under the plan, employees may make contributions of between 1% and 20% of their annual compensation. The Company is required to make an annual matching contribution up to a maximum of 2-1/2% of employee compensation. Additional contributions are made at the discretion of the Board of Directors. The Company's expense under the plan was $220,000 for 1996 and $200,000 for 1995 and 1994.

       Additionally, commencing April 1, 1996, the Company provides a 401(k) salary reduction plan to Bugaboo Creek employees at the date of the merger. Under the plan, employees make contributions of between 1% and 15% of their annual compensation. The Company is required to make a matching contribution of 10% of the first 6% contributed by each employee. All employees of Bugaboo Creek prior to the merger with one year and 1,000 hours of service are eligible for the plan. The Company's expense under the plan was $20,000 for 1996.


                                                                  (Continued)

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)

                   Notes to Consolidated Financial Statements


(9)    Leases and Related Commitments

       The Company leases certain restaurant facilities under various noncancelable leases. The leases include minimum lease payments, plus additional amounts based on sales at the individual stores (contingent rentals). Many of the leases provide for the payment of taxes, insurance, and maintenance by the lessee. Under the terms of the leases, there are certain rent holidays and escalations in payments over the lease term. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the life of the anticipated lease terms. The Company also leases vehicles and equipment under operating leases. Future minimum lease payments under these operating leases with initial or remaining terms of one year or more are summarized as follows (in thousands of dollars):


                 Years ending at or
                 about December 31:
                    1997                                     $     8,128
                    1998                                           8,322
                    1999                                           8,130
                    2000                                           7,916
                    2001                                           7,918
                    Thereafter                                    42,980
                                                             -----------
                                                             $    83,394
                                                             ===========

Rental expense consisted of the following (in thousands of dollars):

                                                         1996         1995       1994
                                                         ----         ----       ----
          Minimum lease payments                      $    6,218      5,207      3,321
          Contingent rentals                                 640        536        374
                                                      ----------      -----      -----

                    Total rental expense              $    6,858      5,743      3,695
                                                      ==========      =====      =====

       Future minimum lease payments to related parties aggregated $253,800 at December 29, 1996.

       Rental expense includes approximately $120,000, $163,000, and $114,000 for 1996, 1995, and 1994, respectively, for rents paid to entities in which certain of the Company's principal stockholders have a financial interest.

       The Company has guaranteed a restaurant lease of a franchisee that expires in 1999. Future minimum lease payments under this lease aggregated approximately $400,000 at December 29, 1996. The lease guarantee is collateralized by an agreement by the stockholders of the franchisee to indemnify the Company for any loss thereunder. In addition, the Company has guaranteed lease payments of a lease assignee in a former Company-leased location. Future minimum lease payments under this lease aggregate approximately $350,000 at December 29, 1996. The Company does not believe that these guarantees subject it to a material risk of loss.

                                                                 (Continued)

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)

                   Notes to Consolidated Financial Statements


       A standby letter of credit in the amount of $750,000 has been issued to secure the Company's obligations under a lease of real estate. Drafts may be presented against this letter of credit in the event that the Company is in default of the terms of the lease, all applicable grace periods have expired and the Company has failed to cure all such defaults. The amount of such drafts may be for the amount presently due and owing by the Company to the landlord or the full amount of the letter of credit if the landlord has notified tenant that it has terminated the lease or has exercised its right to repossess the leased premises.

(10)   Related Party Transactions

       In February 1994, pursuant to an employment agreement, the Company purchased the Dallas, Texas home of the Company's new president for $740,000, the home's appraised value at that point in time. The property was sold in 1996 for approximately $650,000 in net proceeds to the Company.

       During 1996, 1995, and 1994, RDM Design, a company owned by a relative of two Company directors, provided architectural design services to the Company. Fees paid for these services (including payments for subcontracted engineering services) amounted to $114,000, $961,000, and $319,000 for the years 1996, 1995, and 1994, respectively.

(11)   Stockholders' Equity

       On April 13, 1994, Bugaboo Creek sold 1,500,000 shares of common stock to the public as part of an initial public stock offering. On May 10, 1994, an additional 225,000 shares were sold upon exercise by the underwriters of their over allotment provision. Net proceeds from this offering were approximately $19,000,000.

       On April 1, 1996, the Company closed a secondary public offering for 1,875,000 shares of common stock. Net proceeds to the Company from this offering were approximately $38,000,000, including the underwriters' overallotment.

(12)   Stock Options

       In February 1992, the Company's Board of Directors adopted and the stockholders approved a stock option plan ("1992 Stock Option Plan"). The 1992 Stock Option Plan provides for the granting of incentive stock options, nonqualified stock options, and stock appreciation rights to key employees and directors, based upon selection by the Stock Option Committee. All stock options issued under the 1992 Stock Option Plan were granted at prices which equate to fair market value on the date of the grant and must be exercised within ten years from the date of grant.

       The 1994 Bugaboo Creek Stock Option Plan (the "1994 Stock Option Plan") provides for the granting of approximately 306,550 shares of the

                                                                 (Continued)

       Company's common stock to directors, officers, and key employees. Through December 29, 1996, approximately 214,050 options have been awarded, pursuant to the terms of the 1994 Stock Option Plan. Options awarded under the 1994 Stock Option Plan prior to the merger were adjusted based on the exchange ratio of 1.78 shares of common stock of Bugaboo Creek for each share of the Company's common stock. Options awarded under the 1994 Stock Option Plan are generally granted at prices which equate to fair market value on the date of the grant, are generally exercisable after two to three years, and expire ten years subsequent to award.


                                                                  (Continued)

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)

                   Notes to Consolidated Financial Statements


       On January 6, 1994, the Board of Directors adopted a resolution granting nonqualifying options for the purchase of 485,417 shares to the Company's new President and Chief Executive Officer. Of these options granted, 300,000 are exercisable at the closing price of $8.75 on that date, 91,667 at $12.00 per share, and 93,750 at $16.00 per share. The options become exercisable in installments on the first five anniversaries of the date of grant and expire in 2004.

       During 1995, the Company granted 2,500 nonqualifying options to a director of the Company at the closing price of $9.50 on the date of grant.

       The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value methodology prescribed under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation, the Company's 1996 net earnings and net earnings per share would have been reduced by approximately $705,000, or approximately $.06 per share. The effects of disclosing compensation cost under SFAS No. 123 may not be representative of the effects on reported earnings for future years. The fair value of the options granted during 1996 is estimated at $1,593,000 on the date of grant, using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero, volatility of 20%, risk-free interest rate of 6%, and an average expected life of eight years.

       As of December 29, 1996, options to purchase 436,898 shares were exercisable at a weighted-average exercise price of $14.10. Option activity under the Company's option plans is as follows:

                                                                                       Average
                                                                       Shares           price
                                                                       ------          -------
          Outstanding at December 31, 1993                              125,983         21.48
          Granted in 1994                                             1,036,970         13.45
          Exercised in 1994                                              (1,000)        11.00
          Canceled in 1994                                              (35,135)        21.48
                                                                      ---------
          Outstanding at December 31, 1994                            1,126,818         14.10

          Granted in 1995                                               512,586         18.68
          Exercised in 1995                                              (8,300)        11.20
          Canceled in 1995                                              (61,127)        19.45
                                                                      ---------
          Outstanding at December 31, 1995                            1,569,977         15.40

          Granted in 1996                                               162,115         21.56
          Exercised in 1996                                             (67,367)        10.10

                                                                  (Continued)
                                      -21-


          Canceled in 1996                                             (253,959)         21.39
                                                                      ---------
          Outstanding at December 29, 1996                            1,410,766          15.28
                                                                      =========




                                                                   (Continued)

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)

                   Notes to Consolidated Financial Statements


         The following table summarizes information concerning currently outstanding and exercisable options:

                                        Options Outstanding                       Options Exercisable
                           -------------------------------------------        ----------------------------
            Range of                        Weighted-        Weighted-                           Weighted-
            exercise                         average          average                            average
           prices (in         Number        remaining        exercise            Number          exercise
            dollars)       outstanding        life             price          exercisable         price
           ----------      -----------      ---------        ---------        -----------       ----------
         8.75 to 10          393,900           8.0             8.86              203,580            8.82
         10.01 to 15         230,833           8.2            12.38               45,500           11.85
         15.01 to 20         431,581           8.5            17.25               62,012           17.55
         20.01 to 25         344,452           5.1            21.78              125,806           21.76
         25.01 to 27.25       10,000          10.0            26.50                    -               -

(13)     Commitments and Contingencies

         Joint Ventures

         Several of the Company's joint venture agreements and employment agreements with joint venture partners and restaurant managers require or provide the Company with the option, to purchase the managers' interest upon termination of the joint venture. The purchase prices are based upon certain multiples of the relevant restaurant's cash flow.

         Shareholder Suit

         In February 1994, the Company, several directors, and the two managing underwriters of its previous public offering were named as defendants in a lawsuit filed as a class action in the United States District Court in Atlanta, Georgia. The suit was filed by a shareholder of the Company who claims to represent a class of all persons who purchased the Company's common stock between July 27, 1992 and June 17, 1993.

         The Plaintiff alleged that the defendants made material misrepresentations and omissions in connection with the financial condition of the Company and sought compensatory damages and other relief. A total consideration of $1.4 million, the major portion of which was funded by an officers and directors liability insurance policy, has been placed in escrow to fund this settlement. The cost to the Company, including related attorneys' fees, was approximately $605,000.

         Purchase Commitments

         The Company has entered into certain purchasing agreements with a meat supplier which required the Company to purchase contracted quantities of meat at established prices through their expiration on varying dates in 1997. The quantities contracted for are based on quantities management believes to be conservative estimates of actual requirements during the contract terms. The Company does not anticipate any material adverse effect on its results of operations or financial position from these contracts.

         Other

                                                                   (Continued)

         Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation and employee medical costs. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred.




                                                                 (Continued)

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (formerly Longhorn Steaks, Inc.)

                   Notes to Consolidated Financial Statements


         Letters of credit for approximately $510,000 at December 29, 1996 are being maintained as security under the Company's workers' compensation policies.

         The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company's financial position.

(14)     Quarterly Financial Data (Unaudited)

         The following is a summary of the unaudited quarterly results of operations for the years ended December 29, 1996 and December 31, 1995 (in thousands, except per share data):

                                                                   First      Second        Third      Fourth
                                                                  quarter     quarter      quarter     quarter      Total year
                                                                  -------     -------      -------     -------      ----------
       1996:
          Revenues                                                $53,330       51,672      54,635       56,112       215,749
          Operating income (loss)                                   3,382        3,440      (1,285)       4,004         9,541
          Earnings (loss) before
             income taxes                                           3,013        3,406      (1,188)       3,182         8,413
          Net earnings (loss)                                       2,008        2,381      (1,659)       2,513         5,243
          Net earnings (loss) per share                               .20          .20        (.15)         .21           .46

       1995:
          Revenues                                                $35,541       35,602      39,886       45,351       156,380
          Operating income                                          2,002        2,081       2,409        2,852         9,344
          Earnings before income taxes                              2,164        2,165       2,430        2,871         9,630
          Net earnings                                              1,409        1,438       1,585        2,151         6,583
          Net earnings per share                                      .15          .14         .16          .21           .66

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None required to be reported in this report.


PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about directors and nominees for director of the Registrant and Executive Officer is incorporated herein by reference from the section of the Registrant's definitive Proxy Statement to be delivered to shareholders of the Registrant in connection with the annual meeting of shareholders to be held May 20, 1997 (the "Proxy Statement"), entitled "Election of Directors - Certain Information Concerning Nominees and Directors," and "-Meetings of the Board of Directors and Committees and Executive Officers."

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding Executive Compensation is incorporated herein by reference from the section of the Proxy Statement entitled "Executive Compensation". In no event shall the information contained in the Proxy Statement under the sections entitled "Shareholder Return Analysis," and "Compensation and Stock Option Committee's Report on Executive Compensation" be incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Information required by this item is incorporated herein by reference from the section of the Proxy Statement entitled "Beneficial Owners of More Than Five Percent of the Company's Common Stock; Shares Held by Directors and Executive Officers".


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding Certain Relationships and Related Transactions is incorporated herein by reference from the section of the Proxy Statement entitled "Certain Transactions".


PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)(1) Listing of Financial Statements

The following financial statements of the Registrant, included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in Part II, Item 8:

   Consolidated Balance Sheets as of
   December 29, 1996 and 1995

   Consolidated Statements of Earnings-

   For Each of the Years in the Three-Year Period Ended December 29, 1996

   Consolidated Statements of Stockholders' Equity-
   For Each of the Years in the Three-Year Period Ended December 29, 1996

   Consolidated Statements of Cash Flows-
   For Each of the Years in the Three-Year Period Ended December 29, 1996

   Notes to Consolidated Financial Statements

   Independent Auditors' Report

   Selected Financial Data


(a)(2) Listing of Financial Statement Schedules

No schedules are required to be filed herewith pursuant to Article 5 of Regulation S-X.

(a)(3) Listing of Exhibits

Exhibit
Number                         Description of Exhibits
-------                        -----------------------
3(a)      - Amended and Restated Articles of Incorporation of the Registrant
              (incorporated by reference from the Registrant's Current Report on Form 8-K filed January 17, 1997).

3(b)      - Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3(b) to Registration Statement on Form S-1,
              Registration Statement No. 33-45695).

4(a)      - See Exhibits 3(a) and 3(b) for provisions of the Amended and
              Restated Articles of Incorporation and Bylaws of the Registrant
              defining rights of holders of Common Stock of the Registrant.

4(b)      - Specimen Stock Certificate for the Common Stock of the Registrant
              (incorporated by reference from exhibit 4(b) to Registration
              Statement on Form S-1, Registration Statement No. 33-45695).

10(a)     - Line of Credit Agreement dated as of December 18, 1996 by and among
              Longhorn Steaks, Inc. and First Union National Bank of Georgia.

10(b)     - Credit Agreement dated as of December 18, 1996 by and among
              Longhorn Steaks, Inc. and several lenders with First Union
              National Bank of Georgia as Agent and Fleet National Bank as
              Co-Agent.


Executive Compensation Plans and Arrangements

10(c)  - Longhorn Steaks, Inc. Amended and Restated 1992 Incentive Plan
              (incorporated by reference from Exhibit 10(n) to Registration Statement on Form S-1, Registration Statement No. 33-45695).

10(d)  - Longhorn Steaks, Inc. 1996 Stock Plan for Outside Directors
              (incorporated be reference from Exhibit 4(c) to Registration Statement on Form S-8, Registration No. 333-11963).

10(e)  - Employment Agreement dated February 13, 1992 between the Registrant and George W. McKerrow, Sr. (incorporated by reference from
              Exhibit 10(o) to Registration Statement on Form S-1, Registration Statement No. 33-45695).

10(f)  - Employment Agreement dated February 13, 1992 between the Registrant and George W. McKerrow, Jr. (incorporated by reference from
              Exhibit 10(p) to Registration Statement on Form S-1, Registration Statement No. 33-45695).

10(g)  - Employment Agreement dated as of February 1, 1994 between the
              Registrant and Richard E. Rivera (incorporated by reference from
              Exhibit 10(x) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

10(h)  - Employment Agreement dated as of January 6, 1994 between the
              Registrant and Richard E. Rivera (incorporated by reference from
              Exhibit 10(x) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).

21     - Subsidiaries of the Company.

23(a)  - Consent of KPMG Peat Marwick.

27     - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

None.

(c) Exhibits

The exhibits in response to this Report are listed under Item 14(a)(3) above.

(d) Financial Statement Schedules

The financial statement schedules to this Report are listed under Item 14(a)(2) above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      RARE Hospitality International, Inc.




                 By           /s/ Richard E. Rivera
                   -----------------------------------------
                          Richard E. Rivera, President


                              Date  March 28, 1997
                                  ---------------------




                   By         /s/ Anne D. Huemme
                     ---------------------------------------
                     Anne D. Huemme, Chief Financial Officer


                              Date March 28, 1997
                                  ----------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By                                            Date March 28, 1997
  ----------------------------------------        ---------------
   George W. McKerrow, Jr., Chairman
      Director





By /s/ Anne D. Huemme                          Date March 28, 1997
  --------------------------------------           ---------------
    Anne D. Huemme, Chief Financial
      Officer and Director
      (Principal Financial Officer and
      Principal Accounting Officer)

By /s/ Richard E. Rivera                      Date March 28, 1997
   -------------------------------------          ---------------
   Richard E. Rivera, President, Chief
      Executive Officer and Director




By /s/ George W. McKerrow, Sr.                Date March 28, 1997
   -------------------------------------          ---------------
   George W. McKerrow, Sr.
      Director




By /s/ Edward P. Grace                        Date March 28, 1997
   -------------------------------------          ---------------
   Edward P. Grace
      Director




By /s/ Ronald W. San Martin                   Date March 28, 1997
   -------------------------------------          ---------------
   Ronald W. San Martin
      Director




By /s/ John G. Pawly                          Date March 28, 1997
  --------------------------------------          ---------------
   John G. Pawly
      Director




By                                            Date March 28, 1997
  --------------------------------------          ---------------
    Don L. Chapman
      Director




By /s/ John C. Metz                           Date March 28, 1997
  --------------------------------------          ---------------
    John C. Metz
      Director