Form 10-K/A
period 1996-12-29
RARE HOSPITALITY INTERNATIONAL INC
filed 1997-04-09
CIK 883976

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------


                                  FORM 10-K/A


   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                 FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-19924
                             ---------------------
                      RARE HOSPITALITY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                     GEORGIA                                            58-1498312
         (State or Other Jurisdiction of                             (I.R.S. Employer
          Incorporation or Organization)                           Identification No.)
           8215 ROSWELL ROAD, BLDG 200;                                   30350
                ATLANTA, GA 30350                                       (Zip Code)
     (Address of principal executive offices)

                                  770-399-9595
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                             (Title of Each Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 9, 1997, the aggregate market value of the voting stock held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the Registrant) of the Registrant was $121,749,446 based upon the last reported sale price in the NASDAQ National Market System on March 7, 1997 of $14.00.

    As of March 7, 1997, the number of shares outstanding of the Registrant's Common Stock, no par value, was 11,660,425.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 20, 1997 are incorporated by reference in Part III, hereof.

                           FORWARD-LOOKING STATEMENTS

    Certain of the matters discussed in the following pages, particularly regarding estimates of the number and locations of new restaurants that the Company intends to open during fiscal 1997, constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended and the Exchange Act of 1934, as amended. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed in this Form 10-K, among the other factors that could cause actual results to differ materially are the following: the Company's ability to identify and secure suitable locations on acceptable terms, open new restaurants in a timely manner, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company's strict business discipline over a large restaurant base; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains; business conditions, such as inflation or a recession, and growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.
================================================================================

                      RARE HOSPITALITY INTERNATIONAL, INC.

                                     INDEX

                                                                         PAGE
                                                                         ----
Part I
  Item 1.  Business....................................................    1
  Item 2.  Properties..................................................   12
  Item 3.  Legal Proceedings...........................................   12
  Item 4.  Submission of Matters to a Vote of Security Holders.........   13

Part II
  Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   13
  Item 6.  Selected Financial Data.....................................   14
  Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   15
  Item 8.  Financial Statements and Supplementary Data.................   22
  Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   42

Part III
  Item 10. Directors and Executive Officers of the Registrant..........   42
  Item 11. Executive Compensation......................................   42
  Item 12. Security Ownership of Certain Beneficial Owners and
             Management................................................   42
  Item 13. Certain Relationships and Related Transactions..............   42

Part IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................   42
Signatures.............................................................   44
Financial Statement Schedules
Exhibits

                                     PART I

ITEM 1.  BUSINESS

GENERAL


     RARE Hospitality International, Inc. (the "Company"), formerly known as Longhorn Steaks, Inc., operates and franchises 108 restaurants as of March 9, 1997, including 82 Longhorn Steakhouse restaurants, 14 Bugaboo Creek Steak House restaurants, and six The Capital Grille restaurants, as well as six additional restaurants ("Specialty restaurants"), consisting of two Skeeter's Grilles and one Lone Star Steaks in Atlanta, Georgia and Hemenway's Seafood Grille & Oyster Bar ("Hemenway's"), The Old Grist Mill Tavern, and Monterey in the Providence, Rhode Island market. The Company was incorporated in Georgia in December 1982.



     On September 13, 1996, the Company completed the acquisition of Bugaboo Creek Steak House, Inc., along with certain related restaurant and real estate properties. Bugaboo Creek Steak House, Inc., now a wholly-owned subsidiary of the Company, owns and operates the 14 Bugaboo Creek Steak House restaurants and the six The Capital Grille restaurants. A separate subsidiary, Whip Pooling Corporation, owns and operates the Hemenway's, The Old Grist Mill Tavern, and Monterey restaurants, as well as the real estate associated with two of the Company's other restaurants.


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

                        LONGHORN STEAKHOUSE RESTAURANTS

                EXISTING COMPANY-OWNED/JOINT VENTURE RESTAURANTS

FLORIDA
  Miami/Ft. Lauderdale..................    4
  Jacksonville..........................    4
  Tallahassee...........................    1
  Orlando...............................    7
  Ocala.................................    1
  West Palm.............................    2
  Ft. Myers.............................    1
  Tampa.................................    1
  Destin................................    1
GEORGIA
  Athens................................    1
  Atlanta...............................   19
  Columbus..............................    1
  Macon.................................    1
  Rome..................................    1
  Savannah..............................    1
  Augusta...............................    1
  Valdosta..............................    1
ALABAMA
  Dothan................................    1
  Montgomery............................    1
  Mobile................................    1
TENNESSEE
  Chattanooga...........................    1
  Knoxville.............................    1
  Nashville.............................    5
OHIO
  Cincinnati............................    4
  Cleveland.............................    7
  Columbus..............................    2
NORTH CAROLINA
  Greensboro/High Point/Winston-Salem...    2
  Charlotte.............................    2
SOUTH CAROLINA
  Greenville/Spartanburg................    2
  Hilton Head...........................    1
  Columbia..............................    1

        Total Existing Company-Owned/Joint Venture Restaurants................79

                      EXISTING FRANCHISE-OWNED RESTAURANTS

ALABAMA
  Birmingham............................    1
FLORIDA
  Tampa.................................    1
NORTH CAROLINA
  Raleigh...............................    1

        Total Existing Franchise-Owned Restaurants.............................3

        Total Longhorn Steakhouse restaurants.................................82

                     BUGABOO CREEK STEAK HOUSE RESTAURANTS

                EXISTING COMPANY-OWNED/JOINT VENTURE RESTAURANTS

MASSACHUSETTS
  Boston................................    4
VIRGINIA
  Springfield...........................    1
NEW YORK
  Albany................................    1
  Rochester.............................    1
  Poughkeepsie..........................    1
PENNSYLVANIA
  Philadelphia..........................    1
RHODE ISLAND
  Providence............................    2
CONNECTICUT
  Manchester............................    1
MAINE
  Portland..............................    1
MARYLAND
  Gaithersburg..........................    1

        Total Bugaboo Creek Steak House restaurants...........................14

                         THE CAPITAL GRILLE RESTAURANTS

                       EXISTING COMPANY-OWNED RESTAURANTS

MASSACHUSETTS
  Boston................................    2
DISTRICT OF COLUMBIA
  Washington............................    1
FLORIDA
  Miami.................................    1
RHODE ISLAND
  Providence............................    1
MICHIGAN
  Troy..................................    1

        Total The Capital Grille restaurants...................................6

                             SPECIALTY RESTAURANTS

                       EXISTING COMPANY-OWNED RESTAURANTS

GEORGIA
  Skeeter's Grille, Atlanta.............    2
  Lone Star Steaks, Atlanta.............    1
RHODE ISLAND
  Hemenway's Seafood Grille & Oyster
     Bar, Providence....................    1
  Monterey, Providence..................    1
  The Old Grist Mill Tavern,
     Providence.........................    1

        Total Specialty Restaurants............................................6

                         RESTAURANTS UNDER CONSTRUCTION

GEORGIA
  Longhorn Steakhouse, Statesboro.......    1
FLORIDA
  Longhorn Steakhouse, St. Petersburg...    1
  Longhorn Steakhouse, Sarasota.........    1
  Longhorn Steakhouse, Ft. Lauderdale...    1
TEXAS
  The Capital Grille, Houston...........    1
ILLINOIS
  The Capital Grille, Chicago...........    1

        Total Restaurants Under Construction...................................6

UNIT ECONOMICS


  Longhorn Steakhouse


     The Company's modified Longhorn Steakhouse restaurant design, developed and refined over the past three years, has increased capacity from an average of 150 seats for Longhorn Steakhouse restaurants open prior to 1994 to an average of 236 seats for Longhorn Steakhouse restaurants opened in 1996. The objective of this modification was to increase the revenues of the Company's new Longhorn Steakhouse restaurants while reducing capital expenditures as a percentage of revenues. On a weighted average basis, the 14 new Longhorn Steakhouse restaurants opened during 1996 generated annualized revenues of $2,907,000 per unit (40% above the 1996 average revenue by those Company-owned and joint venture restaurants open for the full year), restaurant average annualized operating cash flow of $606,000 per unit (or 20.9% of revenues), and restaurant average annualized operating profit after depreciation and amortization of $269,000 per unit (or 9.3% of revenues). The Company intends to continue to emphasize leasing as its preferred arrangement for Longhorn Steakhouse sites and currently leases all but 17 of its Longhorn Steakhouse sites. The Company purchases land only in those circumstances it believes are cost effective. Four of the 14 Longhorn Steakhouse restaurants opened in 1996 were located on property purchased at an average cost of $649,000 per location. Excluding real estate costs, the average cash investment to open a Longhorn Steakhouse restaurant in 1996 was $1,571,000 including pre-opening expenses of $218,000. The Company amortizes pre-opening expenses over the first 12 months of a restaurant's operation.


  Bugaboo Creek Steak House


     The Company has developed a modified Bugaboo Creek Steak House restaurant design which will serve as the new prototype for all future Bugaboo Creek Steak House restaurants constructed, beginning in 1997. The objective of this new design is to reduce the capital expenditure for new restaurant construction and reduce ongoing operating costs at these new restaurants due to lower square footage and a more efficient layout. None of the Bugaboo Creek Steak House restaurants constructed to date have utilized this design. The average revenues for Bugaboo Creek Steak House restaurants open for a full year were $3,116,000 per unit, with average operating cash flow per unit of $403,000 and restaurant average annualized operating profit after depreciation and amortization per unit of $173,000. The Company intends to continue to emphasize leasing as its preferred arrangement for Bugaboo Creek Steak House sites and currently leases all but two of its Bugaboo Creek Steak House sites. The Company purchases land only in those circumstances it believes are cost effective. None of the three Bugaboo Creek Steak House restaurants opened in 1996 were located on purchased property. Excluding real estate costs, the average cash investment to open a Bugaboo Creek Steak House restaurant in 1996 was $2,664,000, including pre-opening expenses of $197,000. The Company amortizes pre-opening expenses over the first 12 months of a restaurant's operation.


  The Capital Grille


     Due to the historic nature of many of the sites selected for The Capital Grille restaurants (which is incorporated into the design of the facility), the development of a prototype is not feasible. Instead, the Company is evaluating methods in which to lower construction costs while retaining the unique ambiance of each location. For 1996, the weighted average revenues for The Capital Grille restaurants open for a full year were $5,191,000 per unit, with average operating cash flow per unit of $1,313,000 and restaurant average annualized operating profit after depreciation and amortization per unit of $1,179,000. The Company intends to continue to emphasize leasing as its preferred arrangement for The Capital Grille sites and currently leases all of its The Capital Grille sites. The Company intends to purchase land only in those circumstances it believes are cost effective. The average cash investment to open a The Capital Grille restaurant in 1996 was $3,030,000, including pre-opening expenses of $294,000. The Company amortizes pre-opening expenses over the first 12 months of a restaurant's operation.

EXPANSION STRATEGY

  Longhorn Steakhouse and Bugaboo Creek Steak House:


     The Company plans to expand through the development of joint ventures and additional Company-owned Longhorn Steakhouse restaurants and Bugaboo Creek Steak House restaurants in existing markets and in other selected metropolitan markets in the southeastern, midwestern, northeastern and mid-Atlantic regions of the United States. Under its joint venture arrangements, the Company intends to expand into those markets where the Company has identified joint venture partners who are experienced restaurant operators with knowledge of the market in which the joint venture will operate. Currently, the Company has joint venture arrangements covering territories in southern Alabama, various areas of Florida, Georgia, North Carolina, South Carolina and Ohio and in the Philadelphia/Baltimore/Harrisburg and St. Louis areas. The Company plans to continue to expand its Company-owned restaurant base by clustering its restaurants in existing and new markets, with Longhorn Steakhouse restaurants primarily in the southeastern and midwestern regions of the United States and Bugaboo Creek Steak House restaurants primarily in the northeastern and mid-Atlantic regions of the United States. The Company believes this clustering enhances its ability to supervise operations, market the Company's concept and distribute supplies. The Company also intends to open single restaurants in smaller markets in sufficiently close proximity to the Company's other markets to enable the Company to efficiently supervise operations and distribute supplies. The Company currently does not plan to develop Longhorn Steakhouse restaurants and Bugaboo Creek Steak House restaurants in the same markets.


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


     Over the past three years, the Company has modified its prototype Longhorn Steakhouse restaurant, increasing its average seating capacity from approximately 150 seats for Longhorn Steakhouse restaurants open prior to 1994 to 236 seats in approximately 6,000 square feet of space for Longhorn Steakhouse restaurants opened in 1996. An expanded kitchen design incorporating equipment needed for a broader menu is also part of the prototype. The Company believes the kitchen design simplifies training, lowers costs and improves the consistency and quality of the food. The prototype restaurant design also includes cosmetic changes that provide a total restaurant concept that is inviting and comfortable while maintaining the ambiance of a Texas roadhouse.


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


     The Company seeks to recruit managers with substantial restaurant experience. The Company selects its restaurant personnel utilizing a selection process which includes psychological and analytical testing which is designed to identify individuals with those traits the Company believes are important to success in the restaurant industry. The Company requires new managers to complete an intensive training program focused on both on-the-job training as well as a rigorous in-house classroom-based educational course. The program is designed to encompass all phases of restaurant operations, including the Company's philosophy, management strategy, policies, procedures and operating standards. Through its management information systems, senior management receives weekly reports on daily sales, customer counts, payroll and cost of sales. Based upon these various reports, management believes that it is able to closely monitor the Company's operations.

     The Company maintains a performance measurement and an incentive compensation program for its management level employees. The performance programs reward restaurant management teams with cash bonuses for meeting profitability targets and for improved profitability at the restaurant. In addition, if profitability targets are met, the management team is also awarded cash bonuses for improvements in restaurant sales. Incentive compensation is also sometimes provided to management in the form of stock options. During 1996, no stock options were awarded to Longhorn Steakhouse restaurant level managers. However, stock options were awarded to joint venture-owned Longhorn Steakhouse restaurant level managing partners upon execution of their employment agreement and to Bugaboo Creek Steak House general managers upon appointment as general managers.


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


     Company-owned restaurants. 43 Longhorn Steakhouse restaurants, all Bugaboo Creek Steak House restaurants, all The Capital Grille restaurants, the two Skeeter's Grille restaurants, and the Lone Star Steaks, Hemenway's, The Old Grist Mill Tavern and Monterey are owned and operated by the Company. The general manager of each of these restaurants is employed and compensated by the Company. See "Restaurant Operations -- Management and Employees" above.


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


     Franchised Restaurants. As of March 9, 1997, 27 of the 36 restaurants operated by the Company's joint ventures are operated under franchise agreements. In addition, the Company has three unaffiliated franchises that currently operate three Longhorn Steakhouse restaurants in Alabama, Florida and North Carolina. The Company has also entered into an area development agreement with an unaffiliated entity with the right to operate franchised Longhorn Steakhouse restaurants in Puerto Rico. In 1996, no unaffiliated franchise restaurants were opened and two were closed, one each in Roanoke, Virginia and in Birmingham, Alabama.


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


     New Franchise Agreements. In 1994, the Company revised its form of franchise agreement and all franchises granted since 1993 have been on this revised form. 27 Longhorn Steakhouse restaurants operate under the new franchise agreement, all of which are operated by joint ventures. The Company may grant additional franchises to operate Longhorn Steakhouse restaurants and Bugaboo Creek Steak House restaurants under the revised form. The franchise agreements are granted with respect to individual restaurants and are either for a term of ten years with a right of the franchisee to acquire a successor franchise for an additional ten-year period if specified conditions are met or for a period of twenty years. The franchise agreements provide for a franchise fee of $60,000, which amount is reduced for subsequent franchises acquired by the same franchisee. The franchise fee is payable in full upon execution. The franchise agreements provide for royalties with respect to each restaurant of 4% of gross sales and require the franchisee to expend on local advertising during each calendar month an amount equal to at least 1.5% of gross sales and, if the Company establishes an advertising fund, to contribute an additional amount of 0.5% of gross sales to such fund or up to 4.5% of the restaurant's gross sales during the conduct of a market, regional or national advertising campaign.


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


     The Company is also subject to federal and state laws regulating the offer and sale of franchises administered by the Federal Trade Commission and various similar state agencies. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises. These laws often apply substantive standards to the relationship between franchisor and franchisee and limit the ability of a franchisor to terminate or refuse to renew a franchise.


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


     On December 11, 1996 the Company announced it had reached an agreement in principle to settle for $1.4 million the putative class action filed on February 10, 1994 against the Company, several of its directors, and the two managing underwriters of its previous public offering of common stock, styled Linda Upton
v. George W. McKerrow, Jr., Ronald P. Sheean, Ronald W. San Martin, J. William Norman, George W. McKerrow, Sr., J. C. Bradford & Co., The Robinson-Humphrey Company, Inc., and Longhorn Steaks, Inc., Civil Action No. 1:94-CV-0353-MHS, U.S. District Court for the Northern District of Georgia, Atlanta Division. The consummation of the settlement is subject to documentation, approval by the court, conditional certification of a class for settlement purposes, and approval by that class of the settlement. The Company believes that the settlement will be consummated. A total consideration of $1.4 million, the major portion of which was funded by an officers and directors liability insurance policy, has been placed in escrow to fund this settlement. The cost to the Company, including related attorneys' fees, was approximately $605,000.


     The Plaintiff purported to represent a class of all persons who purchased the Common Stock of the Company between July 27, 1992 and June 17, 1993. The complaint alleged that during this interval the defendants made material misrepresentations and omissions in connection with the financial condition of the Company which had the effect of artificially inflating the market price of the Company's Common Stock. The complaint alleged that by virtue of this conduct defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the 1934 "Act") and SEC Rule 10b-5 thereunder. The complaint sought compensatory damages along with pre- and post-judgment interest, reasonable attorney's fees, expert witness fees, costs and equitable relief. In the plaintiff's answers to mandatory interrogatories filed under the Court's rules, the plaintiff states that, although this is a matter for experts, at this point, it appears that "class-wide damages likely total in excess of $40 million." The defendants deny any wrongdoing and liability, and this settlement reflects the desire of the Company to limit further expenses, distraction and diversion of personnel, and to remove the cloud of protracted litigation.

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


     On September 13, 1996, Longhorn Steaks of Alabama, Inc. (the Company's franchisee in certain Alabama counties), William L. Kemp, and James E. Adams, each 50% stockholders of Longhorn Steaks of Alabama, Inc., filed suit in the Circuit Court of Jefferson County, Alabama, alleging that the Company had breached certain terms of the Franchise Agreement between Longhorn Steaks of Alabama, Inc. and the Company. The case is styled Longhorn Steaks of Alabama, Inc., William L. Kemp, and James E. Adams v. Longhorn Steaks, Inc. and Richard
E. Rivera, in the Circuit Court of Jefferson County, Alabama, Civil Action No. CV9605485. Specifically, plaintiffs alleged that the Company violated a right of first refusal concerning future expansion by the Company into Alabama counties not specifically assigned to Longhorn Steaks of Alabama, Inc. The Company filed its responsive pleading on October 21, 1996. The Company has reached an agreement with the plaintiffs for the termination of the franchise agreement between the Company and Longhorn Steaks of Alabama, Inc. and the settlement of this litigation. The Company has paid Longhorn Steaks of Alabama, Inc. $1,200,000 for the termination of the franchise agreement as of April 5, 1997, the Longhorn Steaks restaurant operated by the franchisee has been closed, the parties have exchanged mutual releases and the plaintiffs have agreed to dismiss this action with prejudice.


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

FISCAL YEAR ENDED DECEMBER 31, 1995                           HIGH      LOW
-----------------------------------                           ----      ----
  First Quarter............................................. $11        $ 8 1/2
  Second Quarter............................................  14 1/2     10 1/2
  Third Quarter.............................................  18 3/4     13 3/4
  Fourth Quarter............................................  18 1/4     14 1/2

FISCAL YEAR ENDED DECEMBER 29, 1996
------------------------------------------------------------
  First Quarter............................................. $24 3/4    $15 1/2
  Second Quarter............................................  29 1/2     21 3/4
  Third Quarter.............................................  25 1/2     14 1/2
  Fourth Quarter............................................  21 1/8     14 3/4

     As of March 9, 1997, there were 425 holders of record of Common Stock.

     Since the Company's public offering in 1992, the Company has not declared or paid any cash dividends or distributions on its capital stock. The Company does not intend to pay any cash dividends on its Common Stock in the foreseeable future, as the current policy of the Company's Board of Directors is to retain all earnings to support operations and finance expansion. The Company's existing revolving line of credit restricts the payment of cash dividends without prior lender approval. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Future declaration and payment of dividends, if any, will be determined in light of then current conditions, including the Company's earnings, operations, capital requirements, financial condition, restrictions in financing arrangements and other factors deemed relevant by the Board of Directors.

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

                                                          FISCAL YEARS ENDED
                                        -------------------------------------------------------
                                        DEC. 29,    DEC. 31,    DEC. 31,    DEC. 31,    DEC. 31
                                          1996        1995        1994        1993       1992
                                        --------    --------    --------    --------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Revenues:
  Restaurant sales....................  $212,894    $149,279    $111,025     $85,710    $59,705
  Wholesale meat sales................     2,547       6,495       3,389       3,504      3,575
  Franchise revenues..................       308         606         615         478        667
          Total revenues..............   215,749     156,380     115,029      89,692     63,947
Costs and expenses:
  Cost of restaurant sales............    78,637      54,074      39,956      30,143     19,764
  Cost of wholesale meat sales........     2,491       6,159       3,137       3,174      3,199
  Operating expenses -- restaurants...    94,587      67,629      50,924      37,622     26,664
  Operating expenses -- meat
     division.........................       234         766         702         734        610
  Provision for restaurant closings...     1,436         155       1,120          --         --
  Merger and conversion expenses......     2,900          --          --          --         --
  Depreciation and amortization --
     restaurants......................    12,191       7,171       5,025       3,946      2,877
  General and administrative
     expenses.........................    13,732      11,082      10,131       6,896      5,661
                                        --------    --------    --------     -------    -------
          Total costs and expenses....   206,208     147,036     110,995      82,515     58,775
          Operating income............     9,541       9,344       4,034       7,177      5,172
Interest income (expense), net........        79         291         794         372         (8)
Provision for litigation settlement...       605          --          --          --         --
Minority interest.....................       602           5          --          --         71
          Earnings before income
            taxes.....................     8,413       9,630       4,828       7,549      5,093
Income taxes..........................     3,170       3,047       1,286       1,855      1,384
                                        --------    --------    --------     -------    -------
          Net earnings................     5,243       6,583       3,542       5,694      3,709
Earnings per common and common
  equivalent share....................  $   0.46    $   0.66    $   0.37     $  0.69    $  0.50
Weighted average common and common
  equivalent shares outstanding.......    11,302       9,955       9,517       8,227      7,480

                                                          FISCAL YEARS ENDED
                                        -------------------------------------------------------
                                        DEC. 29,    DEC. 31,    DEC. 31,    DEC. 31,    DEC. 31
                                          1996        1995        1994        1993       1992
                                        --------    --------    --------    --------    -------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.......................  $  2,065    $    561    $ 22,488     $19,076    $ 6,238
Total assets..........................   151,594     107,735      81,951      62,319     33,727
Long-term debt........................     7,100      13,858       1,808       5,108      3,807
Minority interest.....................     3,301         615          --          --         --
Total stockholders' equity............   121,384      78,133      70,289      49,446     23,483

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


     Effective July 1, 1996, the Company changed its fiscal year-end from December 31 to a 52- or 53-week year ending on the last Sunday in December. Interim reporting periods within 1996 contained three months for the first two quarters. The third and fourth quarters each contained 13 weeks. Fiscal 1996, which ended on December 29, 1996, contains 52 weeks. All general references to years relate to fiscal years, unless otherwise noted.


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

     The following table sets forth the percentage relationship to total revenues of the listed items included in the Company's statement of earnings, except as indicated:

                                                             FISCAL YEARS ENDED
                                                --------------------------------------------
                                                DECEMBER 29,    DECEMBER 31,    DECEMBER 31,
                                                    1996            1995            1994
                                                ------------    ------------    ------------
Revenues:
  Restaurant Sales:
     Longhorn Steakhouse......................      63.3%           62.7%           68.5%
     Bugaboo Creek Steak House................      20.4            16.6            11.4
     The Capital Grille.......................       9.4             9.1             7.3
     Other restaurants........................       5.6             7.1             9.3
                                                   -----           -----           -----
          Total restaurant sales..............      98.7            95.5            96.5
  Wholesale meat sales........................       1.2             4.1             3.0
  Franchise revenues..........................       0.1             0.4             0.5
                                                   -----           -----           -----
          Total revenues......................     100.0           100.0           100.0
Costs and expenses:
  Cost of restaurant sales(1).................      36.0            36.2            36.0
  Cost of wholesale meat sales(1).............      97.8            94.8            92.6
  Operating expenses -- restaurants(1)........      44.4            45.3            45.9
  Operating expenses -- meat division.........       0.1             0.5             0.6
  Provision for restaurant closings...........       0.7             0.1             1.0
  Merger and conversion expenses..............       1.3              --              --
  Depreciation and
     amortization -- restaurants(1)...........       5.7             4.6             4.4
  General and administrative expenses.........       6.4             7.1             8.8
                                                   -----           -----           -----
          Total costs and expenses............      95.6            94.0            96.5
          Operating income....................       4.4             6.0             3.5
Interest income, net..........................       0.1             0.2             0.7
Provision for litigation settlement...........       0.3              --              --
Minority interest.............................       0.3              --              --
          Earnings before income taxes........       4.2             6.2             3.9
Income taxes..................................       1.1             2.0             1.5
          Net earnings........................       3.1             4.2             2.4

---------------

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

  COSTS AND EXPENSES


     Cost of restaurant sales in 1996 as a percentage of restaurant sales increased to 36.9% from 36.2% in 1995. During 1995 and early 1996, the cost of restaurant sales in the Longhorn Steakhouse restaurants was reduced by the distribution costs absorbed by the Company's meat division. If these distribution costs absorbed by the meat division in 1995 and 1996 had been charged directly to the Longhorn Steakhouse restaurants, cost of restaurant sales would have been 37.1% in 1996 compared to 36.9% in 1995. The increase was primarily due to higher contracted beef prices and late year increases in dairy and baked good costs during 1996.


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


     Franchise revenues decreased to $606,000 in 1995 from $615,000 in 1994. This decrease resulted primarily from closure of one franchised Longhorn Steakhouse restaurant in Charlotte, North Carolina in the first quarter of 1995 and the Company's purchase of the two franchised Longhorn Steakhouse restaurants Greensboro and High Point, North Carolina in the third quarter of 1995. This was partially offset by the opening of another franchised Longhorn Steakhouse restaurant in Raleigh, North Carolina in the third quarter of 1995.


  COSTS AND EXPENSES


     Cost of restaurant sales in 1995 as a percentage of restaurant sales increased to 36.2% from 36.0% in 1994. In both 1995 and 1994, the cost of restaurant sales in the Longhorn Steakhouse restaurants was reduced by the distribution costs absorbed by the Company's meat division. If these distribution costs absorbed by the meat division in 1995 and 1994 had been charged directly to the Longhorn Steakhouse restaurants, cost of restaurant sales would have been 36.9% in 1995 compared to 37.0% in 1994. The decrease was primarily due to lower beef costs and an increase in sales of non-beef items in Longhorn Steakhouse restaurants, partially offset by higher beef costs in Bugaboo Creek Steak House restaurants and The Capital Grille restaurants.


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


     In 1995, the Company recorded a $155,000 provision before tax benefits related to the closure of one Longhorn Steakhouse restaurant in Jacksonville, Florida, which was closed in the first quarter of 1996. In 1994, the Company recorded a $1,120,000 provision before tax benefits related to the closure of one Longhorn Steakhouse restaurant in Orlando, Florida and the planned relocation of one Longhorn Steakhouse restaurant in Jacksonville, Florida. The Orlando restaurant was closed in the third quarter of 1994 and the Jacksonville restaurant was relocated in the second quarter of 1995. The provisions included estimated future net lease obligations and other costs of closing the facilities and the writedown of restaurant assets to estimated net realizable value.


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

LIQUIDITY AND CAPITAL RESOURCES


     The Company requires capital primarily for the development of new restaurants, selected acquisitions and the refurbishment of existing restaurants. Capital expenditures totaled $45.5 million in 1996, $41.1 million in 1995, and $18.1 million in 1994. The Company's primary sources of working capital have been the proceeds of its previous public offerings of Common Stock in 1992, 1993 and 1996, the public offering of Bugaboo Creek Steak House, Inc. in 1994, cash flow from operations and borrowings under its line of credit. The Company had working capital of $2.1 million, $0.6 million and $3.6 million at the end of 1996, 1995 and 1994, respectively.


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

                       CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 29, 1996 AND DECEMBER 31, 1995

                   WITH INDEPENDENT AUDITORS' REPORT THEREON

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY LONGHORN STEAKS, INC.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................

Consolidated Balance Sheets as of December 29, 1996 and
  December 31, 1995.........................................

Consolidated Statements of Earnings for Each of the Years in
  the Three-Year Period ended December 29, 1996.............

Consolidated Statements of Stockholders' Equity for Each of
  the Years in the Three-Year Period ended December 29,
  1996......................................................

Consolidated Statements of Cash Flows for Each of the Years
  in the Three-Year Period ended December 29, 1996..........

Notes to Consolidated Financial Statements..................

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
RARE Hospitality International, Inc.:

     We have audited the accompanying consolidated balance sheets of RARE Hospitality International, Inc. and subsidiaries (the "Company") -- (formerly Longhorn Steaks, Inc.) as of December 29, 1996 and December 31, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                                          KPMG PEAT MARWICK LLP

Atlanta, Georgia
January 31, 1997

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY LONGHORN STEAKS, INC.)

                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 29, 1996 AND DECEMBER 31, 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                1996       1995
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  6,478   $  2,427
  Marketable debt securities................................       861        817
  Accounts receivable.......................................     2,522      2,292
  Inventories...............................................     7,883      6,137
  Prepaid expenses..........................................     1,465      1,467
  Preopening costs, net of accumulated amortization.........     2,665      2,271
                                                              --------   --------
          Total current assets..............................    21,874     15,411
Property and equipment, less accumulated depreciation and
  amortization (note 4).....................................   120,431     84,913
Goodwill, less accumulated amortization.....................     6,139      5,691
Property acquired, held for sale............................        --        680
Deferred income taxes (note 7)..............................       816         --
Other.......................................................     2,334      1,040
                                                              --------   --------
          Total assets......................................  $151,594   $107,735
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current debt (note 6).....................................  $     --   $  1,025
  Accounts payable..........................................    11,385      6,492
  Accrued expenses (note 5).................................     8,152      7,267
  Deferred income taxes (note 7)............................       272         66
                                                              --------   --------
          Total current liabilities.........................    19,809     14,850
Debt, net of current installments (note 6)..................     7,100     13,858
Deferred income taxes (note 7)..............................        --        146
Other.......................................................        --        133
                                                              --------   --------
          Total liabilities.................................    26,909     28,987
                                                              --------   --------
Minority interest...........................................     3,301        615
Stockholders' equity (notes 2, 11, and 12):
  Preferred stock, no par value. Authorized 10,000 shares,
     none issued............................................        --         --
  Common stock, no par value. Authorized 25,000 shares;
     issued and outstanding 11,653 shares and 9,805 shares
     at December 29, 1996 and December 31, 1995,
     respectively...........................................   100,180     61,861
  Additional paid-in capital................................       919        919
  Retained earnings.........................................    20,231     15,349
  Unrealized gain on marketable debt securities.............        54          4
                                                              --------   --------
          Total stockholders' equity........................   121,384     78,133
Commitments and contingencies (notes 8, 9, and 13)
                                                              --------   --------
          Total liabilities and stockholders' equity........  $151,594   $107,735
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY LONGHORN STEAKS, INC.)

                      CONSOLIDATED STATEMENTS OF EARNINGS
          YEARS ENDED DECEMBER 29, 1996 AND DECEMBER 31, 1995 AND 1994
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1996        1995        1994
                                                             --------    --------    --------
Revenues:
  Restaurant sales:
     Longhorn Steakhouse...................................  $136,547    $ 98,034    $ 78,780
     Bugaboo Creek Steak House.............................    44,060      25,929      13,121
     The Capital Grille....................................    20,329      14,201       8,372
     Other restaurants.....................................    11,958      11,115      10,752
                                                             --------    --------    --------
          Total restaurant sales...........................   212,894     149,279     111,025
     Wholesale meat sales..................................     2,547       6,495       3,389
     Franchise revenues....................................       308         606         615
                                                             --------    --------    --------
          Total revenues...................................   215,749     156,380     115,029
                                                             --------    --------    --------
Costs and expenses:
  Cost of restaurant sales.................................    78,637      54,074      39,956
  Cost of wholesale meat sales.............................     2,491       6,159       3,137
  Operating expenses -- restaurants........................    94,587      67,629      50,924
  Operating expenses -- meat division......................       234         766         702
  Provision for restaurant closings........................     1,436         155       1,120
  Merger and conversion expenses (note 3)..................     2,900          --          --
  Depreciation and amortization -- restaurants.............    12,191       7,171       5,025
  General and administrative expenses......................    13,732      11,082      10,131
                                                             --------    --------    --------
          Total costs and expenses.........................   206,208     147,036     110,995
                                                             --------    --------    --------
          Operating income.................................     9,541       9,344       4,034
Interest income, net.......................................        79         291         794
Provision for litigation settlement (note 13)..............       605          --          --
Minority interest (note 2).................................       602           5          --
                                                             --------    --------    --------
          Earnings before income taxes.....................     8,413       9,630       4,828
Income taxes (note 7)......................................     3,170       3,047       1,286
                                                             --------    --------    --------
          Net earnings.....................................  $  5,243    $  6,583    $  3,542
                                                             ========    ========    ========
Earnings per common and common equivalent share............  $    .46    $    .66    $    .37
                                                             ========    ========    ========
Weighted average common and common equivalent shares
  outstanding..............................................    11,302       9,955       9,517
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY LONGHORN STEAKS, INC.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          YEARS ENDED DECEMBER 29, 1996 AND DECEMBER 31, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                                   UNREALIZED
                                                                                  GAIN/LOSS ON
                                        COMMON STOCK      ADDITIONAL               MARKETABLE        TOTAL
                                      -----------------    PAID-IN     RETAINED       DEBT       STOCKHOLDERS'
                                      SHARES   DOLLARS     CAPITAL     EARNINGS    SECURITIES       EQUITY
                                      ------   --------   ----------   --------   ------------   -------------
BALANCE, DECEMBER 31, 1993..........   8,730   $ 42,622      919         5,236          --           48,777
Net earnings........................      --         --       --         3,542          --            3,542
Issuance of shares pursuant to
  public offering...................     970     18,995       --            --          --           18,995
Distributions made by acquired
  companies.........................      --     (1,110)      --           (12)         --           (1,122)
Exercise of stock options...........       1         11       --            --          --               11
Unrealized loss on marketable debt
  securities........................      --         --       --            --        (246)            (246)
                                      ------   --------      ---        ------        ----          -------
BALANCE, DECEMBER 31, 1994..........   9,701     60,518      919         8,766        (246)          69,957
Net earnings........................      --         --       --         6,583          --            6,583
Exercise of stock options...........       8         93       --            --          --               93
Issuance of shares in connection
  with acquisition..................      96      1,250       --            --          --            1,250
Unrealized gain on marketable debt
  securities........................      --         --       --            --         250              250
                                      ------   --------      ---        ------        ----          -------
BALANCE, DECEMBER 31, 1995..........   9,805     61,861      919        15,349           4           78,133
Net earnings........................      --         --       --         5,243          --            5,243
Issuance of shares pursuant to
  public offering...................   1,781     37,638       --            --          --           37,638
Exercise of stock options...........      67        681       --            --          --              681
Distributions made by acquired
  companies.........................      --         --       --          (361)         --             (361)
Unrealized gain on marketable debt
  securities........................      --         --       --            --          50               50
                                      ------   --------      ---        ------        ----          -------
BALANCE, DECEMBER 29, 1996..........  11,653   $100,180      919        20,231          54          121,384
                                      ======   ========      ===        ======        ====          =======

          See accompanying notes to consolidated financial statements.

                      RARE HOSPITALITY INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
          YEARS ENDED DECEMBER 29, 1996 AND DECEMBER 31, 1995 AND 1994
                           (IN THOUSANDS OF DOLLARS)

                                                          DECEMBER 29,   DECEMBER 31,   DECEMBER 31,
                                                              1996           1995           1994
                                                          ------------   ------------   ------------
Operating activities:
  Net earnings..........................................    $  5,243       $  6,583       $  3,542
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization......................      12,856          7,475          5,242
     Provision for restaurant closings..................       1,436            155          1,120
     Provision for litigation settlement................         605             --             --
     Minority interest..................................         602              5             --
     Preopening costs...................................      (4,341)        (4,293)        (1,766)
     Deferred tax (benefit) expense.....................        (743)            15           (353)
     Loss on sale of property and equipment.............          --             68             --
  Changes in:
     Accounts receivable................................        (230)          (263)        (1,229)
     Inventories........................................      (1,746)        (2,961)          (601)
     Prepaid expenses...................................           2           (572)          (389)
     Other assets.......................................         (97)            --           (745)
     Income taxes refundable............................          --            507           (507)
     Accounts payable...................................       1,020          1,628          1,719
     Accrued expenses...................................         885          2,396            656
     Other liabilities..................................        (133)          (347)            92
                                                            --------       --------       --------
          Net cash provided by operating activities.....    $ 15,359       $ 10,396       $  6,781
                                                            --------       --------       --------
Investing activities
Purchase of marketable debt securities..................          --         (2,288)       (12,207)
Proceeds from sale of marketable debt securities........           6          6,728          5,754
Proceeds from maturity of marketable debt securities....          --          1,200             --
Purchase of property and equipment......................     (45,524)       (41,115)       (18,058)
Proceeds from sale of property and equipment............          --             16             --
Asset acquisitions......................................          --         (4,716)            --
                                                            --------       --------       --------
          Net cash used in investing activities.........    $(45,518)      $(40,175)      $(24,511)
                                                            --------       --------       --------
Financing activities
(Repayments of) proceeds from borrowings on lines of
  credit................................................      (5,950)        13,050            800
Principal payments on long-term debt....................      (1,833)           (13)        (4,189)
Proceeds from issuance of shares pursuant to public
  offering..............................................      37,638             --         18,995
Proceeds from minority partner contributions............       1,796            833             --
Distributions to minority partners......................      (1,634)          (223)            --
Increase in bank overdraft included in accounts
  payable...............................................       3,873            647             --
Distributions made by acquired companies................        (361)            --         (1,122)
Proceeds from exercise of stock options.................         681             93             11
                                                            --------       --------       --------
          Net cash provided by financing activities.....    $ 34,210       $ 14,387       $ 14,495
                                                            --------       --------       --------
          Net increase (decrease) in cash and cash
            equivalents.................................       4,051        (15,392)        (3,235)
Cash and cash equivalents at beginning of year..........       2,427         17,819         21,054
                                                            --------       --------       --------
Cash and cash equivalents at end of year................    $  6,478       $  2,427       $ 17,819
                                                            ========       ========       ========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes............................       2,807            983          1,742
                                                            --------       --------       --------
  Cash paid for interest................................    $    109       $    147       $    257
                                                            ========       ========       ========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 29, 1996 AND DECEMBER 31, 1995 AND 1994

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

     RARE Hospitality International, Inc. (formerly Longhorn Steaks, Inc.), including its wholly owned subsidiaries (the "Company"), is a multi-concept restaurant company operating throughout the Eastern United States. At December 29, 1996, the Company operated the following restaurants:

CONCEPT                                                       NUMBER IN OPERATION
-------                                                       -------------------
Longhorn Steakhouse.........................................          76
Bugaboo Creek Steak House...................................          14
The Capital Grille..........................................           6
Other specialty concepts....................................           6

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

FISCAL YEAR


     Effective July 1, 1996, the Company changed its fiscal year-end from December 31 to a 52- or 53-week year ending on the last Sunday in December. Interim reporting periods within 1996 contained three months for the first two quarters. The third and fourth quarters each contained 13 weeks. Fiscal 1996, which ended on December 29, 1996, contains 52 weeks. All general references to years relate to fiscal years, unless otherwise noted.


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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and 1994, and for the most recent interim period prior to acquisition (the six-month period ended June 30, 1996) are as follows (amounts are in thousands of dollars):

                                                  JUNE 30,    DECEMBER 31,    DECEMBER 31,
                                                    1996          1995            1994
                                                  --------    ------------    ------------
Revenues:
  Previously reported...........................  $ 69,139      $102,188        $ 82,510
  Bugaboo Creek and affiliated enterprises......    34,720        54,192          32,519
                                                  --------      --------        --------
                                                  $103,859      $156,380        $115,029
                                                  ========      ========        ========
Net earnings:
  Previously reported...........................  $  3,204      $  4,137        $  1,514
  Bugaboo Creek and affiliated enterprises......     1,221         2,446           2,028
                                                  --------      --------        --------
                                                  $  4,425      $  6,583        $  3,542
                                                  ========      ========        ========

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

                                                                 1995          1994
                                                              ----------    ----------
Net earnings................................................  $6,382,000    $3,476,000
Earnings per common and common equivalent share
  outstanding...............................................  $      .64    $      .37

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

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY LONGHORN STEAKS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4)  PROPERTY AND EQUIPMENT

     Major classes of property and equipment at December 29, 1996 and December 31, 1995 are summarized as follows (in thousands of dollars):

                                                                1996        1995
                                                              --------    --------
Land and improvements.......................................  $ 13,294    $ 12,868
Buildings...................................................    15,032       9,167
Leasehold improvements......................................    68,039      43,569
Restaurant equipment........................................    28,220      18,542
Furniture and fixtures......................................    16,300      10,219
Construction in progress....................................     4,131       5,858
                                                              --------    --------
                                                               145,016     100,223
Less accumulated depreciation and amortization..............    24,585      15,310
                                                              --------    --------
                                                              $120,431    $ 84,913
                                                              ========    ========

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

(5)  ACCRUED EXPENSES

     Accrued expenses consist of the following at December 29, 1996 and December 31, 1995 (in thousands of dollars):

                                                               1996      1995
                                                              ------    ------
Payroll and related.........................................  $1,456    $1,548
Income taxes................................................     500       428
Other taxes accrued and withheld............................   1,096     1,490
Gift certificates...........................................   3,689     1,494
Construction costs..........................................     442       478
Other.......................................................     969     1,829
                                                              ------    ------
                                                              $8,152    $7,267
                                                              ======    ======

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY LONGHORN STEAKS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6)  DEBT

     At December 29, 1996 and December 31, 1995, debt outstanding was as follows (in thousands of Dollars):

                                                               1996      1995
                                                              ------    -------
Variable interest rate revolving credit and term loan
agreement, with conversion of amounts outstanding at May 1,
1998 into a term note repayable over the forthcoming five
years at a fixed or variable rate, at the option of the
Company; bearing interest at 7.39% at December 31, 1995.....      --    $ 5,000
Variable interest rate revolving credit and term loan
agreement, with conversion of amounts outstanding at May 31,
1996 into a term note repayable over five years; bearing
interest at 9% at December 31, 1995.........................      --      8,050
Variable interest rate revolving credit and term agreement
(the "1996 Facility").......................................  $7,100         --
Other notes payable, secured by real estate.................      --      1,833
                                                              ------    -------
Total debt..................................................   7,100     14,883
Less current portion........................................      --      1,025
                                                              ------    -------
Debt, net of current portion................................  $7,100    $13,858
                                                              ======    =======

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

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY LONGHORN STEAKS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7)  INCOME TAXES

     Income tax (benefit) expense consists of (in thousands of dollars):

                                                           CURRENT    DEFERRED    TOTAL
                                                           -------    --------    ------
Year ended December 29, 1996:
  U.S. Federal...........................................  $2,884      $(534)     $2,350
  State and local........................................   1,029       (209)        820
                                                           ------      -----      ------
                                                           $3,913      $(743)     $3,170
                                                           ======      =====      ======
Year ended December 31, 1995:
  U.S. Federal...........................................  $2,403      $  12      $2,415
  State and local........................................     629          3         632
                                                           ------      -----      ------
                                                           $3,032      $  15      $3,047
                                                           ======      =====      ======
Year ended December 31, 1994:
  U.S. Federal...........................................  $1,366      $(327)     $1,039
  State and local........................................     273        (26)        247
                                                           ------      -----      ------
                                                           $1,639      $(353)     $1,286
                                                           ======      =====      ======

     The differences between income taxes at the statutory Federal income tax rate of 34% and income tax expense reported in the consolidated statements of earnings are as follows:

                                                              1996     1995    1994
                                                              -----    ----    ----
Federal statutory income tax rate...........................   34.0%   34.0%   34.0%
State income taxes, net of federal benefit..................    5.0     4.2     4.1
Nondeductible merger and conversion expenses................   11.1      --      --
Meals and entertainment.....................................     .6      .3      .1
FICA tip credit.............................................  (11.2)   (5.2)   (8.2)
Other.......................................................   (1.8)   (1.7)   (3.4)
                                                              -----    ----    ----
          Effective tax rates...............................   37.7%   31.6%   26.6%
                                                              =====    ====    ====

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
                        (FORMERLY LONGHORN STEAKS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 29, 1996 and December 31, 1995 are presented below:

                                                               1996       1995
                                                              -------    -------
Deferred tax assets:
  Provisions for restaurant closings........................  $   599    $   367
  Deferred rent.............................................      490        299
  Alternative minimum taxes and general business credit
     carryforwards..........................................      785        413
  Conversion costs not currently deductible.................      129         --
  Accrued health insurance not currently deductible.........      122        111
  Accrued workers' compensation not currently deductible....       36         86
  Other.....................................................       47         51
                                                              -------    -------
          Total gross deferred tax assets...................    2,208      1,327
  Less valuation allowance..................................       --         45
                                                              -------    -------
          Net deferred tax assets...........................    2,208      1,282
                                                              -------    -------
Deferred tax liabilities:
  Property and equipment due to differences in depreciation
     and amortization.......................................   (1,187)    (1,211)
  Preopening costs expensed for tax purposes when
     incurred...............................................     (430)      (263)
  Other.....................................................      (47)       (20)
                                                              -------    -------
          Total gross deferred liabilities..................   (1,664)    (1,494)
                                                              -------    -------
          Net deferred tax assets (liabilities).............  $   544    $  (212)
                                                              =======    =======

(8)  EMPLOYEE BENEFIT PLANS

     The Company provides employees, not covered by the Bugaboo Creek plan discussed in the following paragraph and who meet minimum service requirements, with retirement benefits under a 401(k) salary reduction and profit sharing plan. Under the plan, employees may make contributions of between 1% and 20% of their annual compensation. The Company is required to make an annual matching contribution up to a maximum of 2 1/2% of employee compensation. Additional contributions are made at the discretion of the Board of Directors. The Company's expense under the plan was $220,000 for 1996 and $200,000 for 1995 and 1994.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

minimum lease payments under these operating leases with initial or remaining terms of one year or more are summarized as follows (in thousands of dollars):

                     YEARS ENDING AT OR
                     ABOUT DECEMBER 31:
                     ------------------
       1997.................................................  $ 8,128
       1998.................................................    8,322
       1999.................................................    8,130
       2000.................................................    7,916
       2001.................................................    7,918
       Thereafter...........................................   42,980
                                                              -------
                                                              $83,394
                                                              =======

     Rental expense consisted of the following (in thousands of dollars):

                                                               1996     1995     1994
                                                              ------   ------   ------
Minimum lease payments......................................  $6,218   $5,207   $3,321
Contingent rentals..........................................     640      536      374
                                                              ------   ------   ------
          Total rental expense..............................  $6,858   $5,743   $3,695
                                                              ======   ======   ======

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The 1994 Bugaboo Creek Stock Option Plan (the "1994 Stock Option Plan") provides for the granting of approximately 306,550 shares of the Company's common stock to directors, officers, and key employees. Through December 29, 1996, approximately 214,050 options have been awarded, pursuant to the terms of the 1994 Stock Option Plan. Options awarded under the 1994 Stock Option Plan prior to the merger were adjusted based on the exchange ratio of 1.78 shares of common stock of Bugaboo Creek for each share of the Company's common stock. Options awarded under the 1994 Stock Option Plan are generally granted at prices which equate to fair market value on the date of the grant, are generally exercisable after two to three years, and expire ten years subsequent to award.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As of December 29, 1996, options to purchase 436,898 shares were exercisable at a weighted-average exercise price of $14.10. Option activity under the Company's option plans is as follows:

                                                                           AVERAGE
                                                               SHARES       PRICE
                                                              ---------    -------
Outstanding at December 31, 1993............................    125,983      21.48
Granted in 1994.............................................  1,036,970      13.45
Exercised in 1994...........................................     (1,000)     11.00
Canceled in 1994............................................    (35,135)     21.48
                                                              ---------
Outstanding at December 31, 1994............................  1,126,818      14.10
Granted in 1995.............................................    512,586      18.68
Exercised in 1995...........................................     (8,300)     11.20
Canceled in 1995............................................    (61,127)     19.45
                                                              ---------
Outstanding at December 31, 1995............................  1,569,977      15.40
Granted in 1996.............................................    162,115      21.56
Exercised in 1996...........................................    (67,367)     10.10
Canceled in 1996............................................   (253,959)     21.39
                                                              ---------
Outstanding at December 29, 1996............................  1,410,766      15.28
                                                              =========

     The following table summarizes information concerning currently outstanding and exercisable options:

                                                OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                       -------------------------------------    ------------------------
                                                      WEIGHTED-    WEIGHTED-                   WEIGHTED-
                                                       AVERAGE      AVERAGE                     AVERAGE
                                         NUMBER       REMAINING    EXERCISE       NUMBER       EXERCISE
RANGE OF EXERCISE PRICES (IN DOLLARS)  OUTSTANDING      LIFE         PRICE      EXERCISABLE      PRICE
-------------------------------------  -----------    ---------    ---------    -----------    ---------
8.75 to 10...........................    393,900          8.0         8.86        203,580         8.82
10.01 to 15..........................    230,833          8.2        12.38         45,500        11.85
15.01 to 20..........................    431,581          8.5        17.25         62,012        17.55
20.01 to 25..........................    344,452          5.1        21.78        125,806        21.76
25.01 to 27.25.......................     10,000         10.0        26.50             --           --

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

(14)  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 29, 1996 and December 31, 1995 (in thousands, except per share data):

                                           FIRST    SECOND     THIRD    FOURTH
                                          QUARTER   QUARTER   QUARTER   QUARTER   TOTAL YEAR
                                          -------   -------   -------   -------   ----------
1996:
  Revenues..............................  $53,330   $51,672   $54,635   $56,112    $215,749
  Operating income (loss)...............    3,382     3,440    (1,285)    4,004       9,541
  Earnings (loss) before income taxes...    3,013     3,406    (1,188)    3,182       8,413
  Net earnings (loss)...................    2,008     2,381    (1,659)    2,513       5,243
  Net earnings (loss) per share.........      .20       .20      (.15)      .21         .46
1995:
  Revenues..............................  $35,541    35,602    39,886    45,351     156,380
  Operating income......................    2,002     2,081     2,409     2,852       9,344
  Earnings before income taxes..........    2,164     2,165     2,430     2,871       9,630
  Net earnings..........................    1,409     1,438     1,585     2,151       6,583
  Net earnings per share................      .15       .14       .16       .21         .66

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None required to be reported in this report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Information about directors and nominees for director of the Registrant and Executive Officers is incorporated herein by reference from the section of the Registrant's definitive Proxy Statement to be delivered to shareholders of the Registrant in connection with the annual meeting of shareholders to be held May 20, 1997 (the "Proxy Statement"), entitled "Election of Directors -- Certain Information Concerning Nominees and Directors," and "-- Meetings of the Board of Directors and Committees" and "Executive Officers."


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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) LISTING OF FINANCIAL STATEMENTS

     The following financial statements of the Registrant, included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in Part II, Item 8:

          Consolidated Balance Sheets as of December 29, 1996 and 1995

          Consolidated Statements of Earnings -- For Each of the Years in the Three-Year Period Ended December 29, 1996

          Consolidated Statements of Stockholders' Equity -- For Each of the Years in the Three-Year Period Ended December 29, 1996

          Consolidated Statements of Cash Flows -- For Each of the Years in the Three-Year Period Ended December 29, 1996

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

          Selected Financial Data

(A)(2) LISTING OF FINANCIAL STATEMENT SCHEDULES

     No schedules are required to be filed herewith pursuant to Article 5 of Regulation S-X.

(A)(3) LISTING OF EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
  3(a)  --   Amended and Restated Articles of Incorporation of the
             Registrant (incorporated by reference from the Registrant's
             Current Report on Form 8-K filed January 17, 1997).
  3(b)  --   Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3(b) to Registration Statement on
             Form S-1, Registration Statement No. 33-45695).
  4(a)  --   See Exhibits 3(a) and 3(b) for provisions of the Amended and
             Restated Articles of Incorporation and Bylaws of the
             Registrant defining rights of holders of Common Stock of the
             Registrant.
  4(b)  --   Specimen Stock Certificate for the Common Stock of the
             Registrant (incorporated by reference from exhibit 4(b) to
             Registration Statement on Form S-1, Registration Statement
             No. 33-45695).
 10(a)  --   Line of Credit Agreement dated as of December 18, 1996 by
             and among Longhorn Steaks, Inc. and First Union National
             Bank of Georgia.
 10(b)  --   Credit Agreement dated as of December 18, 1996 by and among
             Longhorn Steaks, Inc. and several lenders with First Union
             National Bank of Georgia as Agent and Fleet National Bank as
             Co-Agent.
Executive Compensation Plans and Arrangements
 10(c)  --   Longhorn Steaks, Inc. Amended and Restated 1992 Incentive
             Plan (incorporated by reference from Exhibit 10(n) to
             Registration Statement on Form S-1, Registration Statement
             No. 33-45695).
 10(d)  --   Longhorn Steaks, Inc. 1996 Stock Plan for Outside Directors
             (incorporated be reference from Exhibit 4(c) to Registration
             Statement on Form S-8, Registration No. 333-11963).
 10(e)  --   Employment Agreement dated February 13, 1992 between the
             Registrant and George W. McKerrow, Sr. (incorporated by
             reference from Exhibit 10(o) to Registration Statement on
             Form S-1, Registration Statement No. 33-45695).
 10(f)  --   Employment Agreement dated February 13, 1992 between the
             Registrant and George W. McKerrow, Jr. (incorporated by
             reference from Exhibit 10(p) to Registration Statement on
             Form S-1, Registration Statement No. 33-45695).
 10(g)  --   Employment Agreement dated as of February 1, 1994 between
             the Registrant and Richard E. Rivera (incorporated by
             reference from Exhibit 10(x) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993).
 10(h)  --   Employment Agreement dated as of January 6, 1994 between the
             Registrant and Richard E. Rivera (incorporated by reference from Exhibit 10(x) to Registrant's Annual Report on Form
             10-K for the year ended December 31, 1993).
    21  --   Subsidiaries of the Company.
 23(a)  --   Consent of KPMG Peat Marwick.
    27  --   Financial Data Schedule (for SEC use only).

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


                                          RARE Hospitality International, Inc.

                                          By:       /s/ ANNE D. HUEMME
                                            ------------------------------------
                                                       Anne D. Huemme
                                                  Chief Financial Officer

Date: April 7, 1997