Form 10-Q
period 1997-03-30
RARE HOSPITALITY INTERNATIONAL INC
filed 1997-05-13
CIK 883976

                                United States

                     Securities and Exchange Commission

                            Washington, DC 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 30, 1997

                         Commission file number 0-19924


                      RARE Hospitality International, Inc.
             (Exact name of registrant as specified in its charter)


          Georgia                                    58-1498312
------------------------------------------------------------------------------
   (State or other jurisdiction of                (I. R. S. Employer
    incorporation or organization)                Identification No.)

   8215 Roswell RD; Bldg 200;      Atlanta, GA                30350
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
                                                      XX Yes      No
                                                     ----     ----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                         Outstanding as of May 12, 1997
          -----                         ------------------------------
   Common Stock, no par value                     11,662,525 shares
                                                  ----------

                      RARE Hospitality International, Inc.


                                      Index

Part I - Financial Information

   Item 1. Financial Statements

                Consolidated Balance Sheets-
                December 29, 1996 and March 30, 1997                     3

                Consolidated Statements of Earnings-
                For the quarters ended
                March 31, 1996 and March 30, 1997                        4

                Consolidated Statement of Shareholders' Equity
                For the quarter ended
                March 30, 1997                                           5

                Condensed Consolidated Statements of Cash Flows-
                For the quarters ended
                March 31, 1996 and March 30, 1997                        6

                Notes to the Consolidated Financial Statements           7

   Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations         8-10



Part II - Other Information

   Item 1. Legal Proceedings                                            11

   Item 6. Exhibits and Reports on Form 8-K                             11

   Signatures                                                           11

Part I. Financial Information
Item 1. Financial Statements

RARE Hospitality International, Inc.
   Consolidated Balance Sheets
          (In thousands)

                                                                               (unaudited)
                             Assets                             12/29/96         03/30/97
                             ------                             --------         --------
Current assets:
     Cash and cash equivalents                                   $  6,478        $  8,274
     Marketable debt securities                                       861             608
     Accounts receivable                                            2,522           2,186
     Inventories                                                    7,883           8,528
     Prepaid expenses                                               1,465           1,380
     Pre-opening costs, net of
          accumulated amortization                                  2,665           2,175
                                                                 --------        --------
              Total current assets                                 21,874          23,151

Property & equipment, less
     accumulated depreciation and
     amortization
                                                                  120,431         125,451
Goodwill, less accumulated
     amortization
                                                                    6,139           7,436
Deferred income taxes                                                 816           1,016
Other                                                               2,334           2,384
                                                                 --------        --------
              Total assets                                       $151,594        $159,438
                                                                 ========        ========


Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                            $ 11,385        $ 11,442
     Accrued expenses                                               8,152           8,095
                                                                 --------        --------
              Total current liabilities                            19,537          19,537

     Notes payable, noncurrent                                      7,100          12,100
     Deferred income taxes                                            272             258
                                                                 --------        --------
              Total liabilities                                    26,909          31,895

Minority Interest                                                   3,301           3,270

Shareholders' equity:
     Preferred stock                                                   --              --
     Common stock                                                 100,180         100,252
     Additional paid-in capital                                       919             919
     Retained earnings                                             20,231          23,102
     Unrealized gain on marketable
         debt securities                                               54              --
                                                                 --------        --------
         Total shareholders' equity                               121,384         124,273
                                                                 --------        --------

         Total liabilities and
              shareholders' equity                               $151,594        $159,438
                                                                 ========        ========


          See accompanying notes to consolidated financial statements.

                      RARE Hospitality International, Inc.
                       Consolidated Statements of Earnings
            For the Quarters Ended March 31, 1996 and March 30, 1997
                      (In thousands, except per share data)
                                   (unaudited)

Revenues:                                           1996           1997
                                                   -------        -------
     Restaurant sales:
         LongHorn Steakhouse                       $30,706        $41,177
         Bugaboo Creek Steak House                  11,996         11,226
         The Capital Grille                          4,768          8,205
         Specialty concepts                          3,288          2,715
                                                   -------        -------
              Total restaurant sales                50,758         63,323
         Wholesale meat sales                        1,633             --
         Franchise revenues                             90             27
                                                   -------        -------
              Total revenues                        52,481         63,350
                                                   -------        -------

Cost of sales:
Cost of restaurant sales                            18,247         22,749
Cost of wholesale meat sales                         1,587             --
Operating expenses - restaurants                    22,562         28,148
Depreciation and amortization - restaurants          2,881          3,525
Operating expenses - meat division                     165             --
General and administrative expenses                  3,693          4,338
                                                   -------        -------
         Total costs and expenses                   49,135         58,760
                                                   -------        -------

         Operating income                            3,346          4,590

Interest expense, net                                  213            150
Minority interest                                       68            339
                                                   -------        -------
         Earnings before income taxes                3,065          4,101

Income taxes                                         1,021          1,230
                                                   -------        -------

         Net earnings                              $ 2,044        $ 2,871
                                                   =======        =======
Earnings per common and common equivalent
   share                                           $  0.20        $  0.25
                                                   =======        =======

Weighted average common and common
  equivalent shares outstanding                     10,320         11,661
                                                   =======        =======


          See accompanying notes to consolidated financial statements.

                      RARE Hospitality International, Inc.

                 Consolidated Statement of Shareholders' Equity
                      for the quarter ended March 30, 1997
                                 (In thousands)
                                   (unaudited)

                                                                                                   Unrealized
                                                                                                  gain/loss on
                                                  Common Stock                                     marketable         Total
                                 Preferred    --------------------       Paid-In      Retained        debt         shareholders'
                                   Stock      Shares        Amount       capital      earnings     securities        equity
                                   -----      ------        ------       -------      --------     ----------        ------
Balance, December 30, 1996           -        11,653       $100,180        $919        $20,231        $ 54         $ 121,384
Net earnings                         -            -              -           -           2,871          -              2,871
Issuance of shares pursuant
   to exercise of stock
   options                           -             8             72          -              -           -                 72
Unrealized loss on
   marketable debt securities        -            -              -           -              -          (54)              (54)
                                  -------     ------       --------        ----        -------        ----         ---------
Balance, March 30, 1997              -        11,661       $100,252        $919        $23,102          -          $ 124,273
                                  =======     ======       ========        ====        =======        ====         =========

          See accompanying notes to consolidated financial statements.

                      RARE Hospitality International, Inc.
                 Condensed Consolidated Statements of Cash Flows
            For the quarters ended March 31, 1996 and March 30, 1997
                                 (In thousands)
                                   (unaudited)

                                                                    1996            1997
                                                                    ----            ----
Net cash provided by operating activities                          $ 4,650         $ 4,104
                                                                   -------         -------

Cash flows from investing activities:
    Proceeds from maturity of marketable debt securities                --             253
    Purchase of property and equipment                              (9,577)         (6,739)
    Net proceeds from marketable securities                            296              --
    Asset acquisitions                                                  --          (2,016)
                                                                   -------         -------
       Net cash used by investing activities                        (9,281)         (8,502)
                                                                   -------         -------

Cash flows from financing activities:
    Proceeds from (repayments of)lines of credit                     7,050           5,000
    Principal payments on long-term debt                              (987)             --
    Proceeds from minority partners' contributions                     153             524
    Distributions to minority partners                                (152)           (894)
    Increase in bank overdraft included in accounts payable                          1,492
    Proceeds from exercise of stock options                            203              72
                                                                   -------         -------
       Net cash provided by financing activities                     6,267           6,194
                                                                   -------         -------

Net increase/(decrease) in cash                                      1,636           1,796
Cash and cash equivalents, beginning of period                       2,427           6,478
                                                                   -------         -------
Cash and cash equivalents, end of period                           $ 4,063         $ 8,274
                                                                   =======         =======

          See accompanying notes to consolidated financial statements.

RARE Hospitality International, Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)


1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. (the "Company") as of December 29, 1996 and March 30, 1997 and for the quarters ended March 30, 1997 and March 31, 1996 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 29, 1996.

In the third quarter of 1996, the Company completed the acquisition of Bugaboo Creek Steak House, Inc., ("Bugaboo Creek") along with related restaurant and real estate properties. The acquisition provided for the issuance of approximately 3.2 million shares of the Company's common stock to the stockholders of Bugaboo Creek and owners of the related restaurant and real estate properties. The exchange of shares was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Bugaboo Creek and the related restaurant and real estate properties that were acquired for all periods presented.

Effective July 1, 1996, the Company changed its fiscal year-end from December 31 to a 52- or 53-week year ending on the last Sunday in December. Interim reporting periods within 1996 for the LongHorn Steakhouse restaurant operations contained three months for the first two quarters and 13 weeks in each of the last two quarters of 1996. Interim reporting periods within 1996 for entities acquired in the Bugaboo Creek acquisition, principally Bugaboo Creek Steak House and The Capital Grille restaurants contained 16 weeks for the first quarter and 12 weeks in each of the last three quarters of 1996. Interim reporting quarters for all operations during 1997 each contain 13 weeks and end on the same date. The accompanying consolidated financial statements reflect results of operations for the respective periods as described above.

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

2. Income Taxes

Income tax expense for the quarter has been provided for based on the estimated effective tax rate expected to be applicable for the full 1997 fiscal year. The income tax rate of 30% for the quarter ended March 30, 1997 differs from applying the statutory federal income tax rate of 34% to pre-tax income primarily due to employee FICA tip tax credits (a reduction in income tax expense) offset by state income taxes.

3. Business Combinations and Joint Ventures

On January 27, 1997, the Company purchased the assets of two previously franchised locations in Greenville and Spartanburg, South Carolina and reacquired the attendant franchise territory development rights in a transaction accounted for under the purchase method for approximately $2.0 million in cash. The excess of cost over fair value of tangible assets acquired was approximately $1.4 million in this transaction.

4. Subsequent Events

On April 5, 1997, the Company paid its franchisee, Longhorn Steaks of Alabama, Inc., $1.2 million in cash for the termination of the franchise agreement. Longhorn Steaks of Alabama, Inc. also agreed at that time to close its existing LongHorn Steakhouse restaurant in Hoover, Alabama and dismiss its lawsuit styled Longhorn Steaks of Alabama, Inc., William L. Kemp and James E. Adams v. Longhorn Steaks, Inc. and Richard E. Rivera which was filed on September 13, 1996 in the Circuit Court of Jefferson County, Alabama, Civil Action No. CV9605485. The purchase price approximates the fair value of the undeveloped territory and will be recognized as an intangible asset to be amortized over a 25-year period.

Item 2.             Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Quarter ended March 30, 1997 compared to quarter ended March 31, 1996

REVENUES

The Company currently derives all of its revenues from restaurant sales and franchise revenues. The Company defines the comparable restaurant base for 1997 to include those restaurants open prior to October 1, 1995. Average weekly sales are defined as total restaurant sales divided by restaurant weeks. A "restaurant week" is one week during which a single restaurant is open, so that two restaurants open during the same week constitutes two restaurant weeks. Average weekly sales comparisons disclosed herein for the first quarter of 1997 compared to 1996 have been calculated using the comparable 13-week periods of the respective years. Total revenues increased 20.7% to $63.4 million for the first quarter of 1997 compared to $52.5 million for the first quarter of 1996.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants increased 34.1% to $41.2 million for the first quarter of 1997 compared to $30.7 million for the first quarter of the prior year. The increase reflects a 28.4% increase in restaurant weeks in the first quarter as compared to the same 13 week period of the prior year, resulting from an increase in the restaurant base from 62 LongHorn Steakhouse restaurants at the end of the first quarter of 1996 to 79 at the end of the first quarter of 1997. Average weekly sales for all LongHorn Steakhouse restaurants in the first quarter of 1997 was $40,600, a 4.0% increase over the comparable 13 week period in 1996. Sales for the 55 comparable LongHorn Steakhouse restaurants increased 0.1% in the first quarter of 1997 as compared to the same 13 week period in 1996, primarily due to an increase in customer counts.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants decreased 6.4% to 11.2 million for the first quarter of 1997 (13 weeks) compared to $12.0 million for the same period of 1996 (16 weeks) due to a decrease in length of the reporting period (13 weeks in 1997 vs. 16 weeks in 1996) and a decrease in the average weekly sales rate partially offset by an increase in the average number of restaurants open during the period (14 in the first quarter of 1997 vs. 11.75 in the first quarter of 1996). Average weekly sales for all Bugaboo Creek
Steak House restaurants in the first quarter of 1997 were $61,700, a 2.4% decrease from the comparable 13 week period in 1996. Sales for the 10 comparable Bugaboo Creek Steak House restaurants in the first quarter of 1997 decreased 2.5% as compared to the same 13 week period in 1996, primarily due to a decrease in customer counts.

The Capital Grille:

Sales in The Capital Grille restaurants increased 72.1% to $8.2 million for the first quarter of 1997 (13 weeks) compared to $4.8 million for the same period of 1996 (16 weeks). The increase reflects a 106.6% increase in restaurant weeks in the first quarter as compared to the same 13 week period of the prior year, resulting from an increase in the restaurant base from three The Capital Grille restaurants at the end of the first quarter of 1996 to seven at the end of the first quarter of 1997 partially offset by the fewer number of weeks in the 1997 period. Average weekly sales for all The Capital Grille restaurants in the first quarter of 1997 were $101,800, a 2.8% increase from the comparable 13 week period of 1996. Sales for the three comparable The Capital Grille restaurants increased 10.3% in the 1997 period as compared to the same 13 week period of 1996, which is primarily attributable to an increase in customer counts.

Company-wide:

Wholesale meat sales ceased prior to the first quarter of 1997 compared to $1.6 million in the corresponding period of the prior year as a new meat distribution system was implemented for the LongHorn Steakhouse restaurants during the first two quarters of 1996, thereby eliminating the need for a separate meat production and distribution facility. Franchise revenues decreased 70.0% to $27 thousand in the 1997 period compared to $90 thousand in the 1995 period due to
i)the Company's acquisition of two franchised LongHorn Steakhouse restaurants in the first quarter of 1997, ii) the closure of two franchised LongHorn Steakhouse restaurants (one each, in the first and third quarters of 1996), and iii) the formation of a joint venture to operate three previously franchised LongHorn Steakhouse restaurants in the second quarter of 1996.

COSTS AND EXPENSES

Cost of restaurant sales as a percentage of restaurant sales remained flat at 35.9% for the first quarter of 1997 and for the corresponding period of the prior year. During the first quarter of 1996, the cost of restaurant sales in the LongHorn Steakhouse restaurants was reduced by the distribution costs absorbed by the Company's meat division. If these distribution costs absorbed by the meat division in 1996 had been charged directly to the LongHorn Steakhouse restaurants, cost of restaurant sales would have been 35.9% for the first quarter of 1997 compared to 36.4% for the first quarter of 1996. The decrease was primarily due to lower contracted beef prices for the first quarter of 1997 as compared to the first quarter of 1996.

Restaurant operating expenses as a percentage of restaurant sales also remained flat at 44.5% for the first quarter of 1997 and for the first quarter of 1996. This was due to greater leverage of fixed and semi-fixed expenses, offset by incremental labor, primarily as a result of start-up expenses associated with new unit openings. Restaurant depreciation and amortization increased 22.4% to $3.5 million from $2.9 million in the corresponding period of the prior year principally due the construction of new restaurants. Meat division operating expenses as a percentage of total revenues decreased to 0.0% from 0.3%; this decrease was attributable to the cessation of meat-cutting and distribution operations at the Company's meat division during the second quarter of 1996.

General and administrative expenses as a percentage of total revenues decreased to 6.8% from 7.0%. This decrease was attributable to two full support offices being reduced to one as a result of the acquisition of Bugaboo Creek Steak House, Inc. and restaurant revenues increasing at a faster rate than corporate expenses, which have a large fixed component.

As a result of the relationships between revenues and expenses discussed above, the Company's operating income increased to $4.6 million for the first quarter of 1997 as compared to $3.3 million for the corresponding period of the prior year.

Interest expense, net decreased to $150 thousand in the first quarter of 1997 from $213 thousand for the same period of the prior year due to a reduction in the average balance outstanding under the Company's revolving credit agreements.

Minority interest expense increased to $339 thousand for the first quarter of 1997 from $68 thousand for the same period of the prior year due to an increase in the number and profitability of LongHorn Steakhouse restaurants operated under joint venture agreements.

Income tax expense for the first quarter of 1997 was 30.0% of earnings before income taxes. This compares to 33.3% of earnings before income taxes for the first quarter of 1996. The Company's effective income tax rate differs from applying the statutory federal income tax rate of 34% to pre-tax income primarily due to employee FICA tip tax credits and state income taxes.

Net earnings increased 40.5% to $2.9 million for the first quarter of 1997 from net earnings of $2.0 million for the first quarter of 1996, reflecting the net effect of the items discussed above.


Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first quarter of 1997 the Company's principal sources of working capital were cash provided by operating activities ($4.1 million) and borrowings under the Company's revolving line of credit ($5.0 million). The principal uses of working capital were capital expenditures ($6.7 million) for new and improved facilities and the acquisition of the Greenville and Spartanburg South Carolina LongHorn Steakhouse franchise ($2.0 million). As of March 30, 1997, $12.1 million was outstanding and $47.9 million was available under the Company's $60 million revolving credit facility which, coupled with internally generated funds, should fund expansion through 1998.

SFAS 129 consolidates the existing requirements to disclose certain information about an entity's capital structure and is not expected to change the Company's current capital structure disclosures.

The Company opened 20 Company-owned and joint venture restaurants during 1996 and acquired three. The Company intends to open approximately 17 Company-owned and joint venture LongHorn Steakhouse restaurants, three Bugaboo Creek
Steak House restaurant and four The Capital Grille restaurants in fiscal 1997. The Company estimates that its capital expenditures for fiscal 1997 (net of contributions from joint venture partners) will be approximately $50-55 million. During the first quarter of 1997, the Company opened one LongHorn Steakhouse and one The Capital Grille and acquired two LongHorn Steakhouse restaurants from a franchisee.

As of March 30, 1997 the Company had approximately $8.3 million in cash on hand.

Impact of Recently Issued Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("SFAS 129"), both of which are required to be adopted for the Company's 1997 fiscal year. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"), and is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. The Company has not yet determined the effect on operating results of implementing SFAS 128, however, the adoption of this statement is not expected to have a material adverse effect on the consolidated financial condition.

SFAS 129 consolidates the existing requirements to disclose certain information about an entity's capital structure and is not expected to change the Company's current capital structure disclosures.

Part II - Other Information

Item 1. Legal Proceedings

The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company's financial position.

On March 25, 1997, Michael Blocker, a former employee of the Company filed a complaint, styled Michael Blocker v. RARE Hospitality International, Inc. d/b/a Longhorn Steaks, Inc. in the United States District Court, Northern District of Georgia, Atlanta Division, Civil Action File No. 1:97-CV-0794-JEC. The individual plaintiff, who purports to represent a class of all male applicants who have sought wait staff positions with the Company, filed this putative class action alleging a pattern and practice of discrimination on the basis of race and gender in the hiring of wait staff employees. The complaint further alleges the individual plaintiff has been discriminated against on the basis of his race and gender, and has been retaliated against upon complaining of the discrimination. The complaint has only recently been filed, and an answer is not due for some time. Discovery has not commenced. The Company believes that the claims of the plaintiff in this lawsuit are unfounded and completely without merit. The Company denies any liability with respect to these claims and intends to vigorously defend the case, including contesting certification of the class action, and defending against the individual claims by the plaintiff. This action is at its earliest stages and it is not possible at this time to determine the outcome of the lawsuit or the effect of its resolution on the Company's financial position or operating results. Management believes that the Company's defenses have merit and that the resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operation.

On September 13, 1996, Longhorn Steaks of Alabama, Inc. (the Company's franchisee in central Alabama counties), William L. Kemp, and James E. Adams, each 50% stockholders of Longhorn Steaks of Alabama, Inc., filed suit in the Circuit Court of Jefferson County, Alabama, alleging that the Company had breached certain terms of the Franchise Agreement between Longhorn Steaks of Alabama, Inc. and the Company. The case is styled Longhorn Steaks of Alabama, Inc., William L. Kemp, and James E. Adams v. Longhorn Steaks, Inc. and Richard
E. Rivera, in the Circuit Court of Jefferson County, Alabama, Civil Action No. CV9605485. Specifically, plaintiffs allege that the Company violated a right of first refusal concerning future expansion by the Company into Alabama counties not specifically assigned to Longhorn Steaks of Alabama, Inc. The Company filed its responsive pleading on October 21, 1996, and denied all allegations in this action. In connection with the Company's repurchase of the franchise territory of Longhorn Steaks of Alabama, Inc. for $1.2 million, this suit was dismissed with prejudice on April 8, 1997.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits Filed.
          27   Financial Data Schedule (for SEC use only).


   (b) Reports filed on Form 8-K.
          None.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     RARE Hospitality International, Inc.






Date: May 14, 1997                /s/Anne D. Huemme
     -----------------------     ------------------
                                     Anne D. Huemme
                                     Chief Financial Officer and
                                     Officer (Principal Financial
                                     Officer and Principal
                                     Accounting Officer)