Form 10-Q
period 1997-06-29
RARE HOSPITALITY INTERNATIONAL INC
filed 1997-08-14
CIK 883976

                                  United States

                       Securities and Exchange Commission

                              Washington, DC 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 29, 1997

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
                                    XX Yes            No
                                   ----           ----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                              Outstanding as of August 11, 1997
          ------                             ---------------------------------
Common Stock, no par value                          11,667,825 shares

                      RARE Hospitality International, Inc.


                                      Index


Part I - Financial Information

   Item 1. Consolidated Financial Statements                          Page
                                                                      ----
                Consolidated Balance Sheets . . . . . . . . . . . . . .  3

                Consolidated Statements of Earnings . . . . . . . . . .  4

                Consolidated Statement of Shareholders' Equity  . . . .  5

                Consolidated Statements of Cash Flows . . . . . . . . .  6

                Notes to the Consolidated Financial Statements  . . . .  7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations  . . . . . . .  8


Part II - Other Information

   Item 4. Submission of Matters to a Vote of Security Holders  . . . . 12

   Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 12

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Part I. Financial Information
Item 1. Financial Statements


RARE Hospitality International, Inc.
     Consolidated Balance Sheets
          (In thousands)

                                                                       (unaudited)
                                              December 29,               June 29,
               Assets                             1996                     1997
               ------                             ----                     ----
Current assets:
   Cash and cash equivalents                    $  6,478                 $  2,039
   Marketable debt securities                        861                      609
   Accounts receivable                             2,522                    4,805
   Inventories                                     7,883                    8,940
   Prepaid expenses                                1,465                    1,503
   Pre-opening costs, net                          2,665                    2,241
                                                --------                 --------
      Total current assets                        21,874                   20,137

Property & equipment, net                        120,431                  132,463
Goodwill and other intangibles, net                6,139                    8,589
Deferred income taxes                                816                    3,316
Other                                              2,334                    2,432
                                                --------                 --------
      Total assets                              $151,594                 $166,937
                                                ========                 ========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                             $ 11,385                 $  4,713
   Accrued expenses                                8,152                    5,257
                                                --------                 --------
      Total current liabilities                   19,537                    9,970

   Long-term debt                                  7,100                   27,000
   Deferred income taxes                             272                       58
                                                --------                 --------
      Total liabilities                           26,909                   37,028

Minority Interest                                  3,301                    3,618

Shareholders' equity:
   Preferred stock                                    --                       --
   Common stock                                  100,180                  100,314
   Additional paid-in capital                        919                      919
   Retained earnings                              20,231                   25,058
   Unrealized gain on marketable
     debt securities                                  54                       --
                                                --------                 --------
     Total shareholders' equity                  121,384                  126,291
                                                --------                 --------

     Total liabilities and
        shareholders' equity                    $151,594                 $166,937
                                                ========                 ========

          See accompanying notes to consolidated financial statements.

         RARE Hospitality International, Inc.
         Consolidated Statements of Earnings
         (In thousands, except per share data)
                   (unaudited)

                                                 Quarters Ended       Six Months Ended
                                              June 30,    June 29,   June 30,   June 29,
Revenues:                                       1996        1997       1996       1997
                                                ----        ----       ----       ----
  Restaurant sales:
    LongHorn Steakhouse                       $ 33,380    $ 41,496   $ 64,086   $ 82,673
    Bugaboo Creek Steak House                   10,106      10,477     22,102     21,703
    The Capital Grille                           3,867       9,591      8,635     17,796
    Specialty concepts                           3,042       2,705      6,330      5,420
                                              --------    --------   --------   --------
      Total restaurant sales                    50,395      64,269    101,153    127,592
    Wholesale meat sales                           914          --      2,547         --
    Franchise revenues                              69          --        159         27
                                              --------    --------   --------   --------
      Total revenues                            51,378      64,269    103,859    127,619
                                              --------    --------   --------   --------

Cost of sales:
Cost of restaurant sales                        18,760      24,086     37,007     46,835
Cost of wholesale meat sales                       904          --      2,491         --
Operating expenses - restaurants                22,087      28,935     44,649     57,088
Depreciation and amortization - restaurants      2,684       3,638      5,565      7,162
Operating expenses - meat division                  69          --        234         --
General and administrative expenses              3,434       4,421      7,127      8,759
                                              --------    --------   --------   --------
   Total costs and expenses                     47,938      61,080     97,073    119,844
                                              --------    --------   --------   --------

   Operating income                              3,440       3,189      6,786      7,775

Interest (income) expense, net                    (164)        149         49        299
Minority interest                                  198         250        266        589
                                              --------    --------   --------   --------
   Earnings before income taxes                  3,406       2,790      6,471      6,887

Income taxes                                     1,025         837      2,046      2,060
                                              --------    --------   --------   --------

   Net earnings                               $  2,381    $  1,953   $  4,425   $  4,827
                                              ========    ========   ========   ========
Earnings per common and common
  equivalent share                            $   0.20    $   0.17   $   0.40   $   0.41
                                              ========    ========   ========   ========

Weighted average common and common
  equivalent shares outstanding                 11,700      11,720     11,100     11,726
                                              ========    ========   ========   ========
See accompanying notes to consolidated
financial statements.

                      RARE Hospitality International, Inc.
                 Consolidated Statement of Shareholders' Equity
                            (unaudited, in thousands)

                                                                                              Unrealized
                                                                                             gain/loss on
                                                Common Stock                                  marketable      Total
                               Preferred    --------------------       Paid-In     Retained      debt      shareholders'
                                 Stock      Shares        Amount       capital     earnings   securities      equity
                                 -----      ------        ------       -------     --------  ------------  -------------
Balance, December 30, 1996          --      11,653       $100,180       $919       $20,231       $ 54        $ 121,384
Net earnings                        --          --             --         --         2,874         --            2,874
Exercise of stock options           --           8             72         --            --         --               72
Unrealized loss on
  marketable debt securities        --          --             --         --            --        (54)             (54)
                               -------      ------       --------       ----       -------       ----        ---------
Balance, March 30, 1997             --      11,661        100,252        919        23,105         --          124,276

Net earnings                        --          --             --         --         1,953         --            1,953
Exercise of stock options           --           7             62         --            --         --               62
                               -------      ------       --------       ----       -------       ----        ---------
Balance, June 29, 1997              --      11,668       $100,314       $919       $25,058         --        $ 126,291
                               =======      ======       ========       ====       =======       ====        =========

See accompanying notes to consolidated financial statements.

         RARE Hospitality International, Inc.
         Consolidated Statements of Cash Flows
              (unaudited, in thousands)

                                                             Six Months Ended
                                                             ----------------
                                                           June 30,    June 29,
                                                             1996        1997
                                                             ----        ----
Operating activities:
   Net Earnings                                            $  4,425    $  4,827
   Adjustments to reconcile Net Earnings to net cash
     provided by operating activities:
     Depreciation and amortization                            5,653       7,251
     Changes in working capital accounts                     (5,226)    (13,130)
     Minority Interest                                          186         589
     Preopening costs                                        (1,487)     (1,798)
     Deferred tax (benefit) expense                            (254)     (2,681)
                                                           --------    --------
       Net cash provided by (used in) operating
       activities                                             3,297      (4,942)


Cash flows from investing activities:
   Proceeds from maturity of marketable debt securities          --         252
   Purchase of property and equipment                       (17,080)    (16,249)
   Net proceeds from marketable securities                       10          --
   Asset acquisitions                                            --      (3,262)
                                                           --------    --------
       Net cash used in investing activities                (17,070)    (19,259)


Cash flows from financing activities:
   Proceeds from stock offering, net of expenses             37,638          --
   Proceeds from (repayments of)lines of credit                 758      19,900
   Principal payments on long-term debt                      (1,025)         --
   Proceeds from minority partners' contributions               225       1,203
   Distributions to minority partners                          (411)     (1,475)
   Proceeds from exercise of stock options                      589         134
                                                           --------    --------
      Net cash provided by financing activities              37,774      19,762


Net increase(decrease) in cash                               24,001      (4,439)
Cash and cash equivalents, beginning of period                2,427       6,478
                                                           --------    --------
Cash and cash equivalents, end of period                   $ 26,428    $  2,039
                                                           ========    ========


See accompanying notes to consolidated financial statements.

RARE Hospitality International, Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)


1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. (the "Company") as of December 29, 1996 and June 29, 1997 and for the quarters and six-month periods ended June 29, 1997 (13 week and 26 week periods, respectively) and June 30, 1996 (the comparable second quarter and first six-months of 1996 contained 12 weeks and 28 weeks, respectively, for the Bugaboo Creek Steak House and The Capital Grille restaurants and were calendar periods for the LongHorn Steakhouse restaurants) have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 29, 1996.

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

2. Income Taxes

Income tax expense for the first six months of 1997 has been provided for based on the estimated effective tax rate expected to be applicable for the full 1997 fiscal year. The income tax rate of 30% for the six month ended June 29, 1997 differs from applying the statutory federal income tax rate of 34% to pre-tax income primarily due to employee FICA tip tax credits (a reduction in income tax expense) offset by state income taxes.

3. Business Combinations and Joint Ventures

On January 27, 1997, the Company purchased the assets of two previously franchised locations in Greenville and Spartanburg, South Carolina in a transaction accounted for under the purchase method for approximately $2.0 million in cash. The excess of cost over fair value of tangible assets acquired was approximately $1.4 million and was recorded as an intangible asset to be amortized over the 13-year period remaining under the acquired franchise agreement.

On April 5, 1997, the Company paid Longhorn Steaks of Alabama, Inc. $1.2 million in cash for the termination of the franchise agreement. Longhorn Steaks of Alabama, Inc. also agreed at that time to close its existing LongHorn Steakhouse restaurant in Hoover, Alabama and dismiss its lawsuit styled Longhorn Steaks of Alabama, Inc., William L. Kemp and James E. Adams v. Longhorn Steaks, Inc. and Richard E. Rivera which was filed on September 13, 1996 in the Circuit Court of Jefferson County, Alabama, Civil Action No. CV9605485. The purchase price approximates the fair value of the undeveloped territory and was recorded as an intangible asset to be amortized over the 13-year period remaining under the acquired franchise agreement.

Proforma results of operation for the above business combinations are not significant to the Company.



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


RESULTS OF OPERATIONS


REVENUES

The Company currently derives all of its revenues from restaurant sales, which increased 27.5% and 26.1% for the second quarter and the six months ended June 29, 1997 compared to the same periods in 1996.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the second quarter and the six months ended June 29, 1997 increased 24.3% and 29.0% compared to the same periods of the prior year. The increase reflects a 20.5% increase in restaurant weeks for the second quarter of 1997 as compared to the same period of the prior year, resulting from an increase in the restaurant base from 68 LongHorn Steakhouse restaurants at the end of the second quarter of 1996 to 82 at the end of the second quarter of 1997. Average weekly sales for all LongHorn Steakhouse restaurants in the second quarter of 1997 was $39,597, a 33% increase over the comparable period in 1996. Same Store Sales for the 59 comparable LongHorn Steakhouse restaurants increased 0.6% in the second quarter of 1997 as compared to the same period in 1996. Same store sales for the quarter ended June 29, 1997 consists of sales at restaurants opened prior to January 1, 1995.

Bugaboo Creek Steak House:

Same Store Sales in the Bugaboo Creek Steak House restaurants increased 3.7% for the second quarter and decreased 1.8% for the first six months of 1997 compared to the same periods of 1996. Average weekly sales for all Bugaboo Creek Steak House restaurants in the second quarter of 1997 were $57,565, a 5.2% decrease from the comparable 13 week period for 1996. Sales for the 11 comparable Bugaboo Creek Steak House restaurants in the second quarter of 1997 decreased 4.7% as compared to the same 13 week period in 1996, primarily due to a decrease in customer counts.

The Capital Grille:

Same Store Sales in The Capital Grille restaurants for the second quarter and the six months ended June 29, 1997 increased 148.0% and 106.1% compared to the same periods of 1996. The increase reflects a 146.2% increase in restaurant weeks in the second quarter as compared to the same 13 week period of the prior year, resulting from an increase in the restaurant base from three The Capital Grille restaurants at the end of the second quarter of 1996 to eight at the end of the second quarter of 1997. Average weekly sales for all The Capital Grille restaurants in the second quarter of 1997 were $99,468, a 13% decrease from the comparable 13 week period of 1996. This decrease is attributable to new store opening at sales rates lower than the existing base of The Capital Grille restaurants. Sales for the three comparable The Capital Grille restaurants increased 9.1% in the second quarter of 1997 as compared to the same period of 1996, which is primarily attributable to an increase in customer counts.

Company-wide:

Wholesale meat sales ceased prior to the second quarter of 1997 compared to $2.5 million in the first six months of the prior year as a new meat distribution system was implemented for the LongHorn Steakhouse restaurants during the first two quarters of 1996, thereby eliminating the need for a separate meat production and distribution facility. Franchise revenues were eliminated by the beginning of the second quarter of 1997 due to the i) the termination of the franchise agreement for the Hoover Alabama franchised Longhorn SteakHouse restaurant, ii) the Company's acquisition of two franchised LongHorn Steakhouse restaurants in the first quarter of 1997, iii) the closure of two franchised LongHorn Steakhouse restaurants (one each, in the first and third quarters of 1996), and iv) the formation of a joint venture to operate three previously franchised LongHorn Steakhouse restaurants in the second quarter of 1996.



COSTS AND EXPENSES

Cost of restaurant sales as a percentage of restaurant sales increased to 37.5% from 37.2% for the second quarter and 36.7% from 36.6% for the first six months of 1997 as compared to the respective periods for 1996. The increase was primarily due to an upgrade of product presentations and the addition of a new steak in the LongHorn Steakhouse concept. The consumer response to the new product introduction was stronger than anticipated by management, resulting in a significant shift in mix and a corresponding increase in food costs.

Restaurant operating expenses as a percentage of restaurant sales increased to 45.0% from 43.8% for the second quarter and 44.7% from 44.1% for the first six months of 1997 as compared to the respective periods for 1996.
This was principally due to incremental labor and controllable expenses associated with the new product introduction and an increased focus on better execution and higher operating standards in the LongHorn Steakhouse concept.

Restaurant depreciation and amortization increased for both the second quarter and year-to-date. Depreciation and amortization increases related to new unit construction costs, acquisitions, and ongoing remodel costs.

Meat division operating expenses were eliminated as a percentage of total revenues in the 1997 periods due to the cessation of meat-cutting and distribution operations at the Company's meat division during the second quarter of 1996.

General and administrative expenses as a percentage of total revenues increased to 6.9% from 6.7% for the second quarter and remained constant at 6.9% for the first six months of 1997 as compared to the same periods of the prior year. This increase was primarily attributable to increased costs associated with the Company's accelerated new restaurant opening program partially offset by reductions in headcount at the support office in Providence resulting from the merger of the Company and Bugaboo Creek Steak House, Inc.

As a result of the relationships between revenues and expenses discussed above, the Company's operating income decreased to $3.2 million for the second quarter of 1997 as compared to $3.4 million for the corresponding period of the prior year.

Interest expense, net increased to $149 thousand in interest expense in the second quarter of 1997 from $164 thousand in interest income for the same period of the prior year due to an increase in the average balance outstanding under the Company's revolving credit agreements.

Minority interest expense increased to $250 thousand for the second quarter of 1997 from $198 thousand for the same period of the prior year due to an increase in the number and profitability of LongHorn Steakhouse restaurants operated under joint venture agreements.

Income tax expense for the second quarter of both 1997 and 1996 was 30.0% of earnings before income taxes. The Company's effective income tax rate differs from applying the statutory federal income tax rate of 34% to pre-tax income primarily due to employee FICA tip tax credits offset by state income taxes.

Net earnings decreased to $2.0 million for the second quarter of 1997 from net earnings of $2.4 million for the second quarter of 1996, reflecting the net effect of the items discussed above.


Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first six months of 1997 the Company's principal sources of working capital were cash provided by borrowings under the Company's revolving line of credit ($19.9 million). The principal uses of working capital were Capital expenditures ($16.2 million) for new and improved facilities and the acquisition of franchise and joint venture restaurant interests ($3.3 million). As of June 29, 1997, $27 million was outstanding and $33 million was available under the Company's $60 million revolving credit facility which, coupled with internally generated funds, should fund expansion through 1998.

The Company opened 20 Company-owned and joint venture restaurants during 1996 and acquired three. The Company intends to open approximately 17 Company-owned and joint venture Longhorn Steakhouse restaurants, three Bugaboo Steakhouse restaurant and four The Capital Grille restaurants in fiscal year 1997. The Company estimates that its capital expenditures for fiscal year 1997 (before contributions from joint venture partners) will be approximately $50-55 million. During the first six months of 1997, the Company opened four LongHorn Steakhouse and two The Capital Grille restaurants and acquired two LongHorn Steakhouse restaurants from a franchisee.

As of June 29, 1997 the Company had approximately $2 million in cash on hand.


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

SUBSEQUENT EVENT

On August 4, 1997, the Company announced the resignation of Richard E. Rivera from his positions as President, Chief Executive Officer and a director of the Company, to pursue other interests. The Company's Board of Directors has appointed a committee to search for a permanent replacement for Mr. Rivera. In the interim, George W. McKerrow, Jr., Chairman, has been elected President and Chief Executive Officer, positions he held prior to Mr. Rivera's joining the Company in 1994.

Part II - Other Information

Item 4. Submission of Matters to a Vote of Securities Holders

The 1997 Annual Meeting of Shareholders of the Company was Held on May 20, 1997. Holders of 11,662,525 shares of the Company's common stock were entitled to vote at that meeting. At the Annual meeting, the shareholders elected three Class II directors with a term, which will expire at the 2000 Annual Meeting. As to each of the following named individuals, the holders of the indicated number of shares of the Company's common stock voted for his election and the holders of the indicated number of shares withheld authority to vote for his election and there were no broker non-votes:

                                   Shares Voting            Shares Withholding
                                        For                      Authority
Class II

  George W. McKerrow, Jr.           10,744,410                    14,916
  Richard E. Rivera                 10,744,410                    14,916
  Edward P. Grace III               10,744,410                    14,916

The following directors' terms of office continue after the meeting and expire at the annual meeting of shareholders in the year indicated.

Class I

  Donald L. Chapman                 1999
  George W. McKerrow, Sr.           1999
  John C Metz.                      1999

Class III

  John G. Pawley                    1998
  Ronald W. San Martin              1998

There is currently a vacant director's position in Class III. The resignation of Richard E. Rivera creates a vacant position in Class II.

The shareholders ratified the selection of KPMG Peat Marwick LLP as independent auditors for the Company for the fiscal year ending December 28, 1997. The holders of 10,744,056 shares of common stock voted in favor of the ratification, holders of 11,118 shares voted against and holders of 4,152 shares abstained. There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits Filed.
         27  Financial Data Schedule (for SEC use only).


   (b) Reports filed on Form 8-K.
         None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    RARE Hospitality International, Inc.






Date: August 14, 1997                /s/Anne D. Huemme
     --------------------------     --------------------------------------------
                                     Anne D. Huemme
                                     Chief Financial Officer and
                                     Officer (Chief Financial
                                     Officer and Principal
                                     Accounting Officer)