Form 10-Q
period 1997-09-28
RARE HOSPITALITY INTERNATIONAL INC
filed 1997-11-12
CIK 883976

                                 United States

                       Securities and Exchange Commission

                              Washington, DC 20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of

                      the Securities Exchange Act of 1934


               For the Quarterly Period Ended September 28, 1997

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
                                          XX     Yes          No
                                         ----            ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Class                         Outstanding as of November 10, 1997
       -----                         -----------------------------------
Common Stock, no par value                     11,943,125 shares

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

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations . . . . . 8


Part II - Other Information

     Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . .  12

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Part I. Financial Information
Item 1. Financial Statements

 RARE Hospitality International, Inc.
    Consolidated Balance Sheets
           (In thousands)

                                                           (unaudited)
                                          December 29,    September 28,
               Assets                         1996            1997
               ------                     ------------    -------------
Current assets:
  Cash and cash equivalents                 $  6,478        $  2,912
  Marketable debt securities                     861             609
  Accounts receivable                          2,522           4,907
  Inventories                                  7,883           9,634
  Prepaid expenses                             1,465           1,763
  Pre-opening costs, net                       2,665           3,183
                                            --------        --------
      Total current assets                    21,874          23,008
Property & equipment, net                    120,431         148,118
Goodwill and other intangibles, net            6,139           8,495
Deferred income taxes                            816           3,316
Other                                          2,334           2,362
                                            --------        --------
      Total assets                          $151,594        $185,299
                                            ========        ========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                          $ 11,385        $  9,818
  Accrued expenses                             8,152           5,584
                                            --------        --------
      Total current liabilities               19,537          15,402
Long-term debt                                 7,100          36,000
Deferred income taxes                            272             597
                                            --------        --------
      Total liabilities                       26,909          51,999
                                            --------        --------
Minority Interest                              3,301           3,306
                                            --------        --------
Shareholders' equity:
  Preferred stock                                 --              --
  Common stock                               100,180         102,723
  Additional paid-in capital                     919             919
  Retained earnings                           20,231          26,352
  Unrealized gain on marketable
    debt securities                               54              --
                                            --------        --------
    Total shareholders' equity               121,384         129,994
                                            --------        --------
    Total liabilities and
      shareholders' equity                  $151,594        $185,299
                                            ========        ========

See accompanying notes to consolidated financial statements.

                     RARE Hospitality International, Inc.
                      Consolidated Statements of Earnings
                     (In thousands, except per share data)
                                  (unaudited)

                                                       Quarters Ended             Nine Months Ended
                                                 Sept. 29,       Sept. 28,      Sept. 29,       Sept. 28,
Revenues:                                           1996           1997           1996             1997
                                                 ---------       ---------      ---------       ---------
  Restaurant sales:
    LongHorn Steakhouse                          $  35,573       $  41,375      $  99,659       $ 124,048
    Bugaboo Creek Steak House                       11,180          10,725         33,282          32,428
    The Capital Grille                               4,855           9,542         13,490          27,338
    Specialty concepts                               2,957           2,664          9,287           8,084
                                                 ---------       ---------      ---------       ---------
      Total restaurant sales                        54,565          64,306        155,718         191,898
    Wholesale meat sales                                --              --          2,547              --
    Franchise revenues                                  70              --            229              27
                                                 ---------       ---------      ---------       ---------
      Total revenues                                54,635          64,306        158,494         191,925
                                                 ---------       ---------      ---------       ---------
Cost of sales:
Cost of restaurant sales                            20,506          23,875         57,513          70,710
Cost of wholesale meat sales                            --              --          2,491              --
Operating expenses - restaurants                    24,517          29,726         69,166          86,814
Depreciation and amortization - restaurants          3,189           3,614          8,754          10,776
Operating expenses - meat division                      --              --            234              --
General and administrative expenses                  3,372           4,671         10,499          13,430
Merger and conversion expenses                       2,900              --          2,900              --
Provision for restaurant closures                    1,436              --          1,436              --
                                                 ---------       ---------      ---------       ---------
    Total costs and expenses                        55,920          61,886        152,993         181,730
                                                 ---------       ---------      ---------       ---------
    Operating income (loss)                         (1,285)          2,420          5,501          10,195
Interest (income) expense, net                         (97)            225            (48)            524
Minority interest                                      183             336            449             925
                                                 ---------       ---------      ---------       ---------
    Earnings (loss) before income taxes             (1,371)          1,859          5,100           8,746
Income taxes                                           288             565          2,334           2,625
                                                 ---------       ---------      ---------       ---------
    Net earnings (loss)                          $(  1,659)      $   1,294      $   2,766       $   6,121
                                                 =========       =========      =========       =========
Earnings (loss) per common and
common equivalent share                          $(   0.14)      $    0.11      $    0.25       $    0.52
                                                 =========       =========      =========       =========
Weighted average common and common
equivalent shares outstanding                       11,650          11,777         11,185          11,743
                                                 =========       =========      =========       =========


See accompanying notes to Consolidated Financial Statements.

                      RARE Hospitality International, Inc.
                 Consolidated Statement of Shareholders' Equity
                            (unaudited, in thousands)

                                                                                                    Unrealized
                                                Common Stock                                       gain/loss on       Total
                              Preferred    -----------------------     Paid-In       Retained     marketable debt shareholders'
                                Stock     Shares         Amount        capital       earnings       securities        equity
                              ---------   -------      ---------      ---------      --------       ----------      ----------
Balance, December 30, 1996       -         11,653      $ 100,180      $     919      $  20,231      $      54       $ 121,384
Net earnings                     -             --             --             --          2,874             --           2,874
Exercise of stock options        -              8             72             --             --             --              72
Unrealized loss on
   marketable debt
securities                       -             --             --             --             --            (54)            (54)
                              --------   --------      ---------      ---------      ---------      ---------       ---------
Balance, March 30, 1997          -         11,661        100,252            919         23,105             --         124,276
Net earnings                     -             --             --             --          1,953             --           1,953
Exercise of stock options        -              7             62             --             --             --              62
                              --------   --------      ---------      ---------      ---------      ---------       ---------
Balance, June 29, 1997           -         11,668        100,314            919         25,058             --         126,291
Net earnings                     -             --             --             --          1,294             --           1,294
Exercise of stock options        -            275          2,409             --             --             --           2,409
                              --------   --------      ---------      ---------      ---------      ---------       ---------
Balance, September 28, 1997      -         11,943      $ 102,723      $     919      $  26,352             $-       $ 129,994
                              ========   ========      =========      =========      =========      =========       =========

See accompanying notes to consolidated financial statements.

            RARE Hospitality International, Inc.
           Consolidated Statements of Cash Flows
                 (unaudited, in thousands)

                                                              Nine Months Ended
                                                              -----------------
                                                            Sept. 29,     Sept. 28,
                                                              1996          1997
                                                            ---------     ---------
Operating activities:
   Net Earnings                                             $  2,766       $  6,121
   Adjustments to reconcile Net Earnings to net cash
     provided by operating activities:
     Depreciation and amortization                             9,018         11,168
     Changes in working capital accounts                      (3,917)        (8,651)
     Minority Interest                                           449            925
     Preopening costs                                         (2,894)        (3,607)
     Deferred tax (benefit) expense                             (255)        (2,175)
                                                            --------       --------
       Net cash provided by operating activities               5,167          3,781
                                                            --------       --------

Cash flows from investing activities:
  Proceeds from maturity of marketable debt securities            --            252
  Purchase of property and equipment                         (33,271)       (34,860)
  Proceeds from the sale of property and equipment               680             --
  Net proceeds from marketable securities                         10             --
  Asset acquisitions                                              --         (3,262)
                                                            --------       --------
      Net cash used in investing activities                  (32,581)       (37,870)
                                                            --------       --------

Cash flows from financing activities:
  Proceeds from stock offering, net of expenses               37,638             --
  Proceeds from (repayments of)lines of credit                  (758)        28,900
  Principal payments on long-term debt                       (12,375)            --
  Proceeds from minority partners' contributions               1,030          1,313
  Distributions to minority partners                            (912)        (2,233)
  Proceeds from exercise of stock options                        622          2,543
                                                            --------       --------
      Net cash provided by financing activities               25,245         30,523
                                                            --------       --------


Net increase(decrease) in cash and cash equivalents           (2,169)        (3,566)
Cash and cash equivalents, beginning of period                 2,427          6,478
                                                            --------       --------
Cash and cash equivalents, end of period                    $    258       $  2,912
                                                            ========       ========


See accompanying notes to consolidated financial statements.

RARE Hospitality International, Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)


1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. (the "Company") as of December 29, 1996 and September 28, 1997 and for the quarters and nine-month periods ended September 28, 1997 (13 week and 39 week periods, respectively) and September 29, 1996 (the comparable third quarter and first nine-months of 1996 contained 13 weeks and 41 weeks, respectively, for the Bugaboo Creek Steak House and The Capital Grille restaurants and contained 13 weeks and 39 weeks, respectively, for the LongHorn Steakhouse restaurants) have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 29, 1996.

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

2. Income Taxes

Income tax expense for the first nine months of 1997 has been provided for based on the estimated effective tax rate expected to be applicable for the full 1997 fiscal year. The income tax rate of 30% for the nine months ended September 28, 1997 differs from applying the statutory federal income tax rate of 34% to pre-tax income primarily due to employee FICA tip tax credits (a reduction in income tax expense) offset by state income taxes.

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



Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations


RESULTS OF OPERATIONS


REVENUES

The Company currently derives all of its revenues from restaurant sales, which increased 17.9% and 23.2% for the third quarter and the nine months ended September 28, 1997 compared to the same periods in 1996.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the third quarter and the nine months ended September 28, 1997 increased 16.3% and 24.5% compared to the same periods of the prior year. The increase reflects a 18.8% increase in restaurant weeks for the third quarter of 1997 as compared to the same period of the prior year, resulting from an increase in the restaurant base from 72 LongHorn Steakhouse restaurants at the end of the third quarter of 1996 to 89 at the end of the third quarter of 1997 (excluding one restaurant temporarily closed for remodeling during the third quarter of 1997, scheduled to reopen in November). Average weekly sales for all LongHorn Steakhouse restaurants in the third quarter of 1997 were $37,904, a 2.1% decrease from the comparable period in 1996. Sales for the 68 comparable LongHorn Steakhouse restaurants decreased 2.8% in the third quarter of 1997 as compared to the same period in 1996. Same store sales for the quarter ended September 28, 1997 consists of sales at restaurants opened prior to April 1, 1996.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants decreased 4.1% for the third quarter and decreased 2.6% for the first nine months of 1997 compared to the same periods of 1996. Average weekly sales for all Bugaboo Creek Steak House restaurants in the third quarter of 1997 were $57,664, a 7.8% decrease from the comparable 13 week period for 1996. Sales for the 12 comparable Bugaboo Creek Steak House restaurants in the third quarter of 1997 decreased 6.4% as compared to the same 13 week period in 1996, primarily due to a decrease in customer counts.


The Capital Grille:

Sales in The Capital Grille restaurants for the third quarter and the nine months ended September 28, 1997 increased 96.5% and 102.7% compared to the same periods of 1996. The increase reflects a 85.7% increase in restaurant weeks in the third quarter as compared to the same 13 week period of the prior year, resulting from an increase in the restaurant base from five The Capital Grille restaurants at the end of the third quarter of 1996 to eight at the end of the third quarter of 1997. Average weekly sales for all The Capital Grille restaurants in the third quarter of 1997 were $91,752, a 4.5% increase from the comparable 13 week period of 1996. This increase is attributable primarily to positive same store sales increases at restaurants included in the comparable same store sale base. Sales for the three comparable The Capital Grille restaurants increased 7.3% in the third quarter of 1997 as compared to the same period of 1996, which is primarily attributable to an increase in customer counts.

Company-wide:

Wholesale meat sales ceased prior to the beginning of 1997 compared to $2.5 million in the first nine months of the prior year as a new meat distribution system was implemented for the LongHorn Steakhouse restaurants during the first two quarters of 1996, thereby eliminating the need for a separate meat production and distribution facility. Franchise revenues were eliminated by the end of the first quarter of 1997 due to i) the termination of the franchise agreement for the Hoover Alabama franchised Longhorn SteakHouse restaurant, ii) the Company's acquisition of two franchised LongHorn Steakhouse restaurants in the first quarter of 1997, iii) the closure of two franchised LongHorn Steakhouse restaurants (one each, in the first and third quarters of 1996), and
iv) the formation of a joint venture to operate three previously franchised LongHorn Steakhouse restaurants in the second quarter of 1996.

COSTS AND EXPENSES

Cost of restaurant sales as a percentage of restaurant sales decreased to 37.1% from 37.6% for the third quarter and 36.8% from 36.9% for the first nine months of 1997 as compared to the respective periods for 1996. The decrease was primarily due to i) new meat purchasing contracts put in place at all Company concepts for 1997; and ii) adjustments to menu offerings and pricing made during the third quarter of 1997 in response to a second quarter 1997 upgrade of product presentations and the addition of a new steak in the LongHorn Steakhouse concept, which had resulted in a significant shift in mix and a corresponding increase in food costs.

Restaurant operating expenses as a percentage of restaurant sales increased to 46.2% from 44.9% for the third quarter and 45.2% from 44.4% on a year-to-date basis. This increase was principally due to i)incremental labor, controllable expenses and start-up expenses associated with the Company's new store opening program and ii) increased labor and controllable expenses as the Company focused on better execution and higher operating standards in the LongHorn Steakhouse concept.

Restaurant depreciation and amortization increased for both the third quarter and year-to-date. Depreciation and amortization increased related to new unit construction costs, acquisitions, and ongoing remodel costs.

Meat division operating expenses were eliminated as a percentage of total revenues in the 1997 periods due to the cessation of meat-cutting and distribution operations at the Company's meat division during the second quarter of 1996.

General and administrative expenses as a percentage of total revenues increased to 7.3% from 6.2% for the third quarter and 7.0% from 6.7% for the first nine months as compared to the same periods of the prior year. This increase was primarily attributable to increased costs associated with the Company's accelerated new restaurant opening program partially offset by reductions in headcount at the support office in Providence resulting from the merger of the Company and Bugaboo Creek Steak House, Inc.

As a result of the relationships between revenues and expenses discussed above, the Company's operating income increased to $2.4 million for the third quarter of 1997 as compared to an operating loss of $1.7 million (after a one-time charge of $2.9 million for merger and conversion expenses for the September 1996 merger with Bugaboo Creek Steak House, Inc. and an approximate $1.4 million charge attributable to plans to close two under-performing restaurants) for the corresponding period of the prior year.

Interest expense, net increased to $225 thousand in interest expense in the third quarter of 1997 from $97 thousand in interest income for the same period of the prior year due to an increase in the average balance outstanding under the Company's revolving credit agreements.

Minority interest expense increased to $336 thousand for the third quarter of 1997 from $183 thousand for the same period of the prior year due to an increase in the number and profitability of LongHorn Steakhouse restaurants operated under joint venture agreements. As of September 28, 1997, 47 of the 90 LongHorn Steakhouse restaurants were operated under joint venture arrangements.

Income tax expense for the third quarter of both 1997 and 1996 was 30.0% of earnings before income taxes. The Company's effective income tax rate differs from applying the statutory federal income tax rate of 34% to pre-tax income primarily due to employee FICA tip tax credits offset by state income taxes.

Net earnings increased to $1.3 million for the third quarter of 1997 from a net loss of $1.7 million for the third quarter of 1996, reflecting the net effect of the items discussed above.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first nine months of 1997, the Company's principal source of working capital was cash provided by borrowings under the Company's revolving line of credit ($28.9 million). The principal uses of working capital were Capital expenditures ($34.9 million) for new and improved facilities and the acquisition of franchise and joint venture restaurant interest ($3.3 million). As of September 28, 1997, $36 million was outstanding and $24 million was available under the Company's $60 million revolving credit facility which, coupled with internally generated funds, should fund expansion into 1998.

As of September 28, 1997, the Company had opened 13 LongHorn Steakhouse restaurants, two The Capital Grille restaurants, one Bugaboo Creek Steakhouse restaurant and acquired two LongHorn Steakhouse restaurants from a franchisee. The Company intends to open five Company-owned and joint venture Longhorn Steakhouse restaurants, two Bugaboo Creek Steakhouse restaurants and two The Capital Grille restaurants in the remainder of fiscal year 1997. The Company estimates that its capital expenditures for fiscal year 1997 (before contributions from joint venture partners) will be approximately $50-55 million.

As of September 28, 1997 the Company had approximately $2.9 million in cash on hand.

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

OTHER EVENTS

On August 4, 1997, the Company announced the resignation, effective August 29, 1997, of Richard E. Rivera from his positions as President, Chief Executive Officer and a director of the Company, to pursue other interests. On October 7, 1997, the Company announced the appointment of Philip Hickey Jr. to the positions of president and chief operating officer. George W. McKerrow, Jr., Chairman, has assumed the position of Chief Executive Officer, a position he held prior to Mr. Rivera's joining the Company in 1994.


Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits Filed

       10.1   First Amendment to Line of Credit Agreement dated as of November
              6, 1997, by and among RARE Hospitality International, Inc. and
              First Union National Bank.

       10.2 First Amendment to Credit Agreement dated as of November 6, 1997, by and among RARE Hospitality International, Inc. and several lenders with First Union National Bank as Agent and Fleet National
              Bank as Co-Agent.

       27.1   Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K.
              None.




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    RARE Hospitality International, Inc.






Date: November 12, 1997             /s/Anne D. Huemme
      -----------------------       -----------------------------
                                    Anne D. Huemme
                                    Chief Financial Officer and
                                    Officer (Chief Financial
                                    Officer and Principal
                                    Accounting Officer)