Form 10-K
period 1997-12-28
RARE HOSPITALITY INTERNATIONAL INC
filed 1998-03-30
CIK 883976

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K
    (MARK ONE)
        [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997
                                       OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                   FROM              TO
                        ------------    ------------

                         COMMISSION FILE NUMBER 0-19924
                                 ---------------
                      RARE HOSPITALITY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)
               GEORGIA                                   58-1498312
    (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)

     8215 ROSWELL ROAD, BLDG 200;                           30350
              ATLANTA, GA                                (Zip Code)
(Address of principal executive offices)

                                  770-399-9595
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 11, 1998, the aggregate market value of the voting stock held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the Registrant) of the Registrant was $109,723,582 based upon the last reported sale price in the Nasdaq National Market on March 11, 1998 of $10.375.

    As of March 11, 1998, the number of shares outstanding of the Registrant's Common Stock, no par value, was 11,979,308.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 20, 1998 are incorporated by reference in Part III hereof.

                           FORWARD-LOOKING STATEMENTS

    Certain of the matters discussed in the following pages, particularly regarding estimates of the number and locations of new restaurants that the Company intends to open during fiscal 1998, constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended and the Exchange Act of 1934, as amended. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed in this Form 10-K, among the other factors that could cause actual results to differ materially are the following: failure of facts to conform to necessary management estimates and assumptions; the Company's ability to identify and secure suitable locations on acceptable terms, open new restaurants in a timely manner, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company's business discipline over a large restaurant base; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains; business conditions, such as inflation or a recession, and growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.


================================================================================

                      RARE HOSPITALITY INTERNATIONAL, INC.

                                      INDEX

                                                                     PAGE
                                                                     ----
Part I
  Item 1.    Business...........................................       4
  Item 2.    Properties.........................................      14
  Item 3.    Legal Proceedings..................................      14
  Item 4.    Submission of Matters to a Vote of Security
              Holders...........................................      15

Part II
  Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters...............................      16
  Item 6.    Selected Financial Data............................      17
  Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............      18
  Item 7A.   Quantitative and Qualitative Disclosures About
              Market Risk.......................................      25
  Item 8.    Financial Statements and Supplementary Data........      25
  Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...............      43

Part III
  Item 10    Directors and Executive Officers of the Registrant.      43
  Item 11    Executive Compensation.............................      43
  Item 12    Security Ownership of Certain Beneficial Owners
              and Management....................................      43
  Item 13    Certain Relationships and Related Transactions.....      44

Part IV
  Item 14    Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K...............................      45
Signatures......................................................      47
Financial Statement Schedules
Exhibits

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    RARE Hospitality International, Inc. (the "Company"), formerly known as Longhorn Steaks, Inc., operates and franchises 124 restaurants as of March 11, 1998, including 96 LongHorn Steakhouse restaurants, 16 Bugaboo Creek Steak House restaurants, and 10 The Capital Grille restaurants, as well as two additional restaurants (the "specialty restaurants"), Hemenway's Seafood Grille & Oyster Bar ("Hemenway's") and The Old Grist Mill Tavern. The Company was incorporated in Georgia in December 1982.

    On September 13, 1996, the Company completed the acquisition of Bugaboo Creek Steak House, Inc., along with certain related restaurant and real estate properties. The Company issued 2,939,062 shares of the Company's common stock to the stockholders of Bugaboo Creek Steak House, Inc. and 240,410 shares of the Company's common stock for the purchase of three affiliated entities and certain related real estate. Such acquisition was accounted for using the pooling of interests method. Bugaboo Creek Steak House, Inc. operated 14 Bugaboo Creek Steak Houses, five The Capital Grille restaurants, and the affiliated entities operated three specialty concept restaurants, at the time of the merger. Bugaboo Creek Steak House, Inc., now a wholly-owned subsidiary of the Company, owns and operates the Bugaboo Creek Steak House restaurants and The Capital Grille restaurants. Another wholly-owned subsidiary, Whip Pooling Corporation, which was acquired concurrently with Bugaboo Creek Steak House, Inc., owns and operates Hemenway's and The Old Grist Mill Tavern.

    On January 13, 1997, the Company changed its name from Longhorn Steaks, Inc. to RARE Hospitality International, Inc., to reflect the organization of its operations into three distinct restaurant operating businesses. The Company believes that the new name and corporate structure more adequately reflect its position as a multi-concept operator. As a result of this change, the Company's common stock, which had traded on the Nasdaq National Market under the symbol "LOHO", began trading under its current symbol "RARE".

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

    The 16 Bugaboo Creek Steak House restaurants are currently located in the northeastern and mid-Atlantic regions of the United States. The Bugaboo Creek Steak Houses are casual dining restaurants designed to resemble a Canadian Rocky Mountain lodge. Menu offerings include seasoned steaks, prime rib, spit-roasted half chickens, smoked baby back ribs, grilled salmon and a variety of freshwater fish.

    The 10 The Capital Grille restaurants are located in major metropolitan areas across the United States. These restaurants are fine-dining restaurants with menu offerings ranging from chilled baby lobster and beluga caviar appetizers to entrees of dry-aged steaks, lamb and veal steaks, lobster, grilled salmon and chicken to a wine list of over 300 selections.

RESTAURANT LOCATIONS

    The following tables set forth the location of each existing restaurant by concept at March 11, 1998 and the number of restaurants in each area.

                         LONGHORN STEAKHOUSE RESTAURANTS

                EXISTING COMPANY-OWNED/JOINT VENTURE RESTAURANTS

FLORIDA
  Destin ........................................................     1
  Cypress Creek .................................................     1
  Miami/Ft. Lauderdale ..........................................     4
  Jacksonville ..................................................     4
  Largo .........................................................     1
  Tallahassee ...................................................     1
  Orlando .......................................................     7
  Ocala .........................................................     1
  West Palm .....................................................     3
  Ft. Myers .....................................................     1
  St. Augustine .................................................     1
  Tampa/ St. Petersburg .........................................     2
GEORGIA
  Albany ........................................................     1
  Athens ........................................................     1
  Atlanta .......................................................    21
  Cartersville ..................................................     1
  Columbus ......................................................     1
  Macon .........................................................     1
  Rome ..........................................................     1
  Savannah ......................................................     1
  Statesboro ....................................................     1
  Augusta .......................................................     1
  Valdosta ......................................................     1
ALABAMA
  Dothan ........................................................     1
  Montgomery ....................................................     1
  Mobile ........................................................     1
TENNESSEE
  Chattanooga ...................................................     1
  Nashville .....................................................     4
OHIO
  Cincinnati ....................................................     4
  Cleveland .....................................................     7
  Columbus ......................................................     3
MISSOURI
  St. Louis .....................................................     1
NORTH CAROLINA
  Greensboro/High Point/Winston-Salem ...........................     2
  Burlington ....................................................     1
  Concord .......................................................     1
  Charlotte .....................................................     3
  Columbia ......................................................     2
  Lake Norman ...................................................     1
SOUTH CAROLINA
  Greenville/Spartanburg ........................................     2
  Hilton Head ...................................................     1
  Columbia ......................................................     1

     Total Existing Company-Owned/Joint Venture Restaurants .....    95

                      EXISTING FRANCHISE-OWNED RESTAURANTS


 FLORIDA
   Tampa ...................................................     1

         Total Existing Franchise-Owned Restaurants ........     1

         Total LongHorn Steakhouse Restaurants .............    96


                      BUGABOO CREEK STEAK HOUSE RESTAURANTS

                       EXISTING COMPANY-OWNED RESTAURANTS

MASSACHUSETTS
  Boston ...................................................     4
VIRGINIA
  Springfield ..............................................     1
NEW YORK
  Albany ...................................................     1
  Rochester ................................................     1
  Poughkeepsie .............................................     1
PENNSYLVANIA
  Philadelphia .............................................     1
RHODE ISLAND
  Providence ...............................................     2
CONNECTICUT
  Manchester ...............................................     1
MAINE
  Bangor ...................................................     1
  Portland .................................................     1
MARYLAND
  Gaithersburg .............................................     1
NEW HAMPSHIRE
  Newington ................................................     1

        Total Bugaboo Creek Steak House Restaurants ........    16


                         THE CAPITAL GRILLE RESTAURANTS

                       EXISTING COMPANY-OWNED RESTAURANTS

MASSACHUSETTS
  Boston ...................................................     2
DISTRICT OF COLUMBIA
  Washington ...............................................     1
CALIFORNIA
  San Francisco ............................................     1
FLORIDA
  Miami ....................................................     1
ILLINOIS
  Chicago ..................................................     1
RHODE ISLAND
  Providence ...............................................     1
MICHIGAN
  Troy .....................................................     1
MINNESOTA
  Minneapolis ..............................................     1
TEXAS
  Houston ..................................................     1

        Total The Capital Grille Restaurants ...............    10

                              SPECIALTY RESTAURANTS

                       EXISTING COMPANY-OWNED RESTAURANTS

 RHODE ISLAND
  Hemenway's Seafood Grille & Oyster Bar, Providence ...............    1
 MASSACHUSETTS
  The Old Grist Mill Tavern, Seekonk ...............................    1

        Total Specialty Restaurants.................................    2


                  RESTAURANTS UNDER CONSTRUCTION

  DELAWARE
    Bugaboo Creek Steak House, Newark ..............................    1
  GEORGIA
    LongHorn Steakhouse, Atlanta ...................................    1
    LongHorn Steakhouse, Cumming ...................................    1
  ILLINOIS
    LongHorn Steakhouse, Fairview Heights ..........................    1
  MISSOURI
    LongHorn Steakhouse, Ballwin ...................................    1
  NORTH CAROLINA
    The Capital Grille, Charlotte ..................................    1
  OHIO
    LongHorn Steakhouse, Beavercreek ...............................    1

          Total Restaurants Under Construction......................    7

UNIT ECONOMICS

LongHorn Steakhouse

    The Company's modified LongHorn Steakhouse restaurant design, which has been developed and refined over the past four years, has increased capacity from an average of 150 seats for LongHorn Steakhouse restaurants open prior to 1994 to an average of 236 seats for LongHorn Steakhouse restaurants opened in 1997. The objective of this modification was to increase the revenues of the Company's new LongHorn Steakhouse restaurants while reducing capital expenditures as a percentage of revenues. The Company intends to continue to emphasize leasing as its preferred arrangement for LongHorn Steakhouse sites and currently leases all but 20 of its LongHorn Steakhouses in operation, owns one site for a restaurant under construction and owns one site held for resale. The Company purchases land only in those circumstances it believes are cost-effective. Four of the 19 LongHorn Steakhouse restaurants opened in 1997 were located on property purchased at an average cost of $683,000 per location. Excluding real estate costs, the average cash investment to open a LongHorn Steakhouse restaurant in 1997 was $1,571,000 including pre-opening expenses of $171,000. The Company amortizes pre-opening expenses over the first 12 months of a restaurant's operation.

Bugaboo Creek Steak House

    The Company developed a modified Bugaboo Creek Steak House restaurant design which served as the new prototype for Bugaboo Creek Steak House restaurants constructed in 1997. The two Bugaboo Creek Steak House restaurants constructed in 1997 utilized this design.

    The Company is in the process of further refining the prototype, with the objective of reducing the capital expenditure required for new restaurant construction and reducing ongoing operating costs at these new restaurants due to lower square footage and a more efficient layout. The Company intends to continue to emphasize leasing as its preferred arrangement for Bugaboo Creek Steak House sites and currently leases all but two of its Bugaboo Creek Steak House sites. The Company purchases land only in those circumstances it believes are cost-effective. Neither of the two Bugaboo Creek Steak House restaurants opened in 1997 were located on purchased property. Excluding real estate costs, the average cash investment to open a Bugaboo Creek Steak House restaurant in 1997 was $1,937,000, including pre-opening expenses of $155,000. The Company amortizes pre-opening expenses over the first 12 months of a restaurant's operation.

The Capital Grille

    Due to the historic nature of many of the sites selected for The Capital Grille restaurants (which is incorporated into the design of the facility), the development of a prototype is not feasible. Instead, the Company is evaluating methods with which to lower construction costs while retaining the unique ambiance of each location. The Company intends to continue to emphasize leasing as its preferred arrangement for The Capital Grille sites and currently leases all of its The Capital Grille sites. The Company intends to purchase land only in those circumstances it believes are cost-effective. The average cash investment to open a The Capital Grille restaurant in 1997 was $3,314,000, including pre-opening expenses of $338,000. The Company amortizes pre-opening expenses over the first 12 months of a restaurant's operation.

EXPANSION STRATEGY

LongHorn Steakhouse and Bugaboo Creek Steak House:

    The Company plans to expand through the development of existing joint venture partnerships and additional Company-owned LongHorn Steakhouse restaurants and additional Company-owned Bugaboo Creek Steak House restaurants in existing markets and in other selected metropolitan markets in the southeastern, midwestern, northeastern and mid-Atlantic regions of the United States. Under its joint venture arrangements, the Company intends to continue to expand in those markets by utilizing the joint venture partners who are experienced restaurant operators with knowledge of the market in which the joint venture operates. Currently, the Company has joint venture arrangements covering territories in various areas of Florida, North Carolina, South Carolina and Ohio, and in the St. Louis area. The Company plans to continue to expand its Company-owned restaurant base by clustering its restaurants in existing and new markets, with LongHorn Steakhouse restaurants primarily in the southeastern and midwestern regions of the United States and Bugaboo Creek Steak House restaurants primarily in the northeastern and mid-Atlantic regions of the United States. The Company believes this clustering enhances its ability to supervise operations, market the Company's concept and distribute supplies. The Company also intends to open single restaurants in smaller markets in sufficiently close proximity to the Company's other markets to enable the Company to efficiently supervise operations and distribute supplies.

The Capital Grille:

    The Company plans to expand through the development of additional Company-owned The Capital Grille restaurants in selected metropolitan markets nationwide.

Overall:

    The Company's objective is to increase earnings by expanding market share in existing markets and by developing restaurants in new markets. The Company intends to open approximately 12 Company-owned and joint venture restaurants in 1998: eight LongHorn Steakhouse restaurants; two Bugaboo Creek Steak House restaurants and two The Capital Grille restaurants. Of the restaurants proposed for 1998, the Company has opened one restaurant in North Carolina, has seven restaurants under construction in Delaware, Georgia, Illinois, Missouri, North Carolina and Ohio and has signed letters of intent or leases on sites for five additional restaurants as of March 11, 1998. The Company expects that 4 of the 8 LongHorn Steakhouse restaurants to be opened in 1998 will be developed under joint ventures, and that all of the Bugaboo Creek Steak House and The Capital Grille restaurants will be Company-owned.

     In January 1997, the Company acquired two previously franchised LongHorn Steakhouse restaurants in Greenville and Spartanburg, South Carolina and the attendant territory franchise development rights for the Greenville-Spartanburg market area and the Raleigh, North Carolina market area. The Company may transfer other Company-owned restaurants to joint ventures in connection with the future development of existing territories. In the fourth quarter of 1997, the Company acquired joint venture partner ownership interests in 10 LongHorn Steakhouse restaurants located in South Georgia, Southern Alabama, and the Panhandle of Florida for an aggregate purchase price of $1,088,000 in cash, notes payable, and the Company's common stock.

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

SITE SELECTION AND RESTAURANT LAYOUT

    The Company considers the location of a restaurant to be a critical factor to the unit's long-term success and devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, target population density and household income level as well as specific site characteristics, such as visibility, accessibility and traffic volumes. The Company also reviews potential competition and the profitability of national chain restaurants operating in the area. Senior management inspects and approves each restaurant site. It typically takes 100 to 120 days to construct and open a new LongHorn Steakhouse restaurant, 130 to 140 days to construct and open a new Bugaboo Creek Steak House restaurant and 170 to 185 days to construct and open a new The Capital Grille restaurant. While the Company will consider the option of purchasing sites for its new restaurants where it is cost-effective to do so, currently all but 24 of the Company's restaurant sites are leased.

    Over the past four years, the Company has modified its prototypical LongHorn Steakhouse restaurant, increasing its average seating capacity from approximately 150 seats for LongHorn Steakhouse restaurants open prior to 1994 to an average of 236 seats in approximately 6,000 square feet of space for LongHorn Steakhouse restaurants opened in 1997. An expanded kitchen design incorporating equipment needed for a broader menu is also part of the prototype. The Company believes the kitchen design simplifies training, lowers costs and improves the consistency and quality of the food. The prototype restaurant design also includes cosmetic changes that provide a total restaurant concept intended to be inviting and comfortable while maintaining the ambiance of a Texas roadhouse.

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

RESTAURANT OPERATIONS

    Management and Employees. The management staff of a typical restaurant consists of one general manager or managing partner, two or three assistant managers and one kitchen manager. In addition, a typical LongHorn Steakhouse restaurant employs approximately 30 to 80 staff members, a typical Bugaboo Creek Steak House restaurant employs approximately 85 staff members, and a typical The Capital Grille restaurant employs approximately 60 staff members. The general manager or managing partner of each restaurant has primary responsibility for the day-to-day operation of the restaurant and is responsible for maintaining Company-established operating standards. The Company employs nine LongHorn Steakhouse regional managers, who each have responsibility for the operating performance of five to nine Company-owned LongHorn Steakhouse restaurants and report directly to either the Director of Operations or Vice President of Operations for the LongHorn Steakhouse concept. There are also five joint venture partners, who each have responsibility for the operating performance of from one to 11 joint-venture LongHorn Steakhouse restaurants and report directly to either the Director of Operations or Vice President of Operations for the LongHorn Steakhouse concept. The Company employs three Bugaboo Creek Steak House regional managers, who each have responsibility for the operating performance of from four to eight Bugaboo Creek Steakhouse restaurants plus one regional manager who has responsibility for the operating performance of the two specialty restaurants. All four of these regional managers report directly to the Executive Vice President for the Bugaboo Creek Steak House concept. The Company also employs two regional managers who each have responsibility for from four to six The Capital Grille restaurants, reporting directly to the Executive Vice President of Operations for The Capital Grille.

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

    The Company maintains a performance measurement and an incentive compensation program for its management-level employees. The performance programs reward restaurant management teams with cash bonuses for meeting profitability targets and for improved restaurant profitability. In addition, if profitability targets are met, the management team is also awarded cash bonuses for improvements in restaurant sales. Incentive compensation is also sometimes provided to management in the form of stock options. During 1997, no stock options were awarded to LongHorn Steakhouse restaurant-level managers. However, stock options were awarded to joint venture-owned LongHorn Steakhouse restaurant-level managing partners upon execution of their employment agreements.

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

    Purchasing. The Company establishes product quality standards for beef, then negotiates directly with suppliers to obtain the lowest possible prices for the required quality. The Company also utilizes select long-term contracts on certain items to avoid short-term meat cost fluctuations. For the Bugaboo Creek Steak House restaurants, beef is received from suppliers at age specifications. For the LongHorn Steakhouse restaurants, beef is aged at the facility of the Company's largest distributor, who delivers the beef to the LongHorn Steakhouse restaurants when the age reaches specified guidelines; this arrangement is closely monitored by Company personnel and management believes it provides for efficient and cost-effective meat processing and distribution, while maintaining the Company's control and supervision of purchasing and aging.

    The Company's management negotiates directly with suppliers for most other food and beverage products to ensure uniform quality and adequate supplies and to obtain competitive prices. The Company purchases its meat, food and other supplies from a sufficient number of suppliers such that the loss of any one supplier would not have a material effect on the Company. In mid-1996, the Company completed a transition from a distribution system utilizing various regional distributors to a consolidated system under which a single distributor services all LongHorn Steakhouse restaurants. In early 1997, this system was commenced for Bugaboo Creek Steak House restaurants. There are no plans to expand this to The Capital Grille restaurants, which are more geographically diverse and require a wider selection of raw products than the LongHorn Steakhouse restaurants and Bugaboo Creek Steak House restaurants.

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

    Company-owned restaurants. 53 LongHorn Steakhouse restaurants, all Bugaboo Creek Steak House restaurants, all The Capital Grille restaurants, Hemenway's and The Old Grist Mill Tavern are owned and operated by the Company. The general manager of each of these restaurants is employed and compensated by the Company. See "Restaurant Operations -- Management and Employees" above.

    Joint Venture Restaurants. The Company is a partner in various joint venture partnerships and limited partnerships that in the aggregate operate 42 LongHorn Steakhouse restaurants as of March 11, 1998. In each case, the Company's partner is an experienced restaurant operator who owns from 10% to 50% of the partnership. While the scope and terms of these joint ventures vary, they are generally formed with the goal of developing multiple restaurants in a particular market under the supervision of the Company's joint venture partner. The joint ventures generally contemplate that the general manager of each restaurant developed or operated by the joint venture will purchase a 10% interest in the cash flow of the restaurant managed, thereby ratably diluting the interest of the Company and its joint venture partner.

    The joint ventures generally pay fees to the managing partner at a rate of $1,000 to $2,500 per restaurant per month and pay fees to the Company at a rate of $1,500 to $4,000 per restaurant per month. Those joint ventures that operate under franchise agreements pay royalties at the rate of 1.5% of gross sales. In addition, under the terms of the Company's 50/50 joint ventures, the Company is generally paid a $15,000 opening supervision fee from the joint venture for services performed in connection with each restaurant opening.

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

    Franchised Restaurants. As of March 11, 1998, 27 of the 42 restaurants operated by the Company's joint ventures are operated under franchise agreements. In addition, the Company has one unaffiliated franchisee that currently operates one LongHorn Steakhouse restaurant in Florida. The Company has also entered into an area development agreement with an unaffiliated entity with the right to operate franchised LongHorn Steakhouse restaurants in Puerto Rico. In 1997, there were no changes in the unaffiliated franchise restaurants, while in 1996, no unaffiliated franchise restaurants were opened and two were closed, one each in Roanoke, Virginia and in Birmingham, Alabama.

    Original Franchise Agreements. The Company entered into its first generation of franchise agreements during the years 1987 through 1993. These franchise agreements were typically for a ten-year period and were usually renewable for two or three subsequent five year periods. The franchise agreements permitted the operation of multiple restaurants in a specified territory and typically provided for payment of a franchise fee in the aggregate amount of $50,000, generally payable in installments upon execution and the opening of the second and third units. The franchise fee could vary depending on the territorial size and location of the franchise area and the number of restaurants the Company estimates could be developed within the designated franchise area. One LongHorn Steakhouse restaurant currently operates under the original franchise agreement. The Company no longer receives royalties with respect to this restaurant.

    The franchisee has the right to terminate a franchise agreement at any time upon 30 days written notice to the Company. The Company has the right to terminate a franchise agreement for a variety of reasons, including the franchisee's failure to pay all amounts due when required or the willful failure to adhere to the Company's methods and standards.

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

    Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise.

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

COMPETITION

    The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors, both steakhouses and non-steakhouses, with substantially greater financial and other resources than the Company. Such competitors include a large number of national and regional restaurant chains. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

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

EMPLOYEES

    As of March 11, 1998, the Company employed approximately 8,100 persons, 113 of whom were corporate personnel, 514 of whom were restaurant management personnel and the remainder of whom were hourly personnel. Of the 113 corporate employees, 50 are in management positions and 63 are administrative or office employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

    As of March 11, 1998, all but 24 of the Company's restaurants were located in leased space. The Company's Tucker, Georgia restaurant is leased from a partnership that is 50% owned by the four original shareholders of the Company. Initial lease expirations typically range from five to ten years, with the majority of these leases providing for an option to renew for at least one additional term. All of the Company's leases provide for a minimum annual rent, and approximately half of the leases call for additional rent based on sales volume (generally 2.0% to 8.0%) at the particular location over specified minimum levels. Generally the leases are net leases which require the Company to pay the costs of insurance, taxes and a portion of lessors' operating costs.

    The leases on the operating Company-owned restaurants will expire (assuming exercise of all renewal options) on the following schedule: two in 1998; two in 1999; four in 2000 and the remainder over the period from 2001 through 2028.

    The Company owns a 10,000 square feet office building and leases 5,000 square feet of office building in which its corporate offices, LongHorn Steakhouse restaurant operations and The Capital Grille restaurant operations are headquartered in Atlanta, Georgia. In addition, the Company leases approximately 1,500 square feet of space in East Providence, Rhode Island to house staff to support the operation of Bugaboo Creek Steak House restaurants.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company's financial position or results of operations.

    On March 25, 1997, Michael Blocker, a former employee of the Company filed a complaint, styled Michael Blocker v. RARE Hospitality International, Inc. d/b/a Longhorn Steaks, Inc., in the United States District Court, Northern District of Georgia,

Atlanta Division. Civil Action File No. 1:97-CV-0794-JEC. The individual plaintiff, who purports to represent a class of all male applicants who have sought wait staff positions with the Company, filed this putative class action alleging a pattern and practice of discrimination on the basis of race and gender in the hiring of wait staff employees. The complaint further alleges the individual plaintiff has been discriminated against on the basis of his race and gender, and has been retaliated against upon complaining of the discrimination. The Company has answered this complaint, denies any liability and intends to vigorously defend the case. On August 4, 1997 the plaintiff filed a motion to certify the action as a class action. On December 16, 1997, the court denied the plaintiff's motion for class certification, requiring the action to proceed on an individual basis. Although it is not possible at this time to determine the outcome of the lawsuit or the effect of its resolution on the Company's financial position or operating results, management believes that the Company's defenses have merit and that the resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted for a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock was traded on the Nasdaq National Market under the symbol "LOHO" from March 31, 1992 to January 10, 1997. The stock now trades under the symbol "RARE". The table below sets forth the high and low sales prices of the Company's Common Stock, as reported on the Nasdaq National Market, during the periods indicated.

      FISCAL YEAR ENDED DECEMBER 29, 1996                 HIGH       LOW
      --------------------------------------------      --------    ------
        First Quarter.............................      $24 3/4     $15 1/2
        Second Quarter............................       29 1/2      21 3/4
        Third Quarter.............................       25 1/2      14 1/2
        Fourth Quarter............................       21 1/8      14 3/4

      FISCAL YEAR ENDED DECEMBER 28, 1997
      -------------------------------------------
        First Quarter.............................      $19 1/2     $12 3/4
        Second Quarter............................       16 3/4      10 3/4
        Third Quarter.............................       14 1/8       9 1/2
        Fourth Quarter............................       11 1/8       8 5/8

    As of March 11, 1998, there were 385 holders of record of Common Stock.

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

    While the Company has not declared or paid any cash dividends on its capital stock since its initial public offering, due to the accounting for a subsequent acquisition as a pooling of interests the Company's consolidated financial statements reflect distributions made by certain entities acquired by the Company prior to such acquisition.

    On December 28, 1997, the registrant issued 36,183 shares of its common stock (the "Shares") and issued a note payable in the amount of $361,832 to Pangulf Ventures, Inc. ("Pangulf") in exchange for Pangulf's interest in Eagle Ventures, a joint venture partnership between Pangulf and the registrant. Exemption from registration of the Shares was claimed under Rules 504, 505 and 506 promulgated under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

    Following is selected consolidated financial data as of and for each of the years in the five-year period ended December 28, 1997. The Consolidated Financial Statements as of December 28, 1997 and December 29, 1996 and for each of the years in the three-year period ended December 28, 1997 and the independent auditors' report thereon are included in this Form 10-K. The data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations," also included in this Form 10-K.

                                                                                         FISCAL YEARS ENDED
                                                                -----------------------------------------------------------------
                                                                 DEC. 28,     DEC. 29,       DEC. 31,      DEC. 31,      DEC. 31,
                                                                   1997         1996          1995           1994          1993
                                                                ---------     ---------     ---------     ---------     ---------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Restaurant sales .........................................    $ 264,727     $ 212,894     $ 149,279     $ 111,025     $  85,710
  Wholesale meat sales .....................................           --         2,547         6,495         3,389         3,504
  Franchise revenues .......................................           27           308           606           615           478
                                                                ---------     ---------     ---------     ---------      --------
       Total revenues ......................................      264,754       215,749       156,380       115,029        89,692
                                                                ---------     ---------     ---------     ---------      --------
Costs and expenses:
  Cost of restaurant sales .................................       97,568        78,637        54,074        39,956        30,143
  Cost of wholesale meat sales .............................           --         2,491         6,159         3,137         3,174
  Operating expenses-- restaurants .........................      119,480        94,587        67,629        50,924        37,622
  Operating expenses-- meat division .......................           --           234           766           702           734
  Provision for asset impairments,
    restaurant closings, and other charges .................       23,666         1,436           155         1,120            --
  Merger and conversion expenses ...........................           --         2,900            --            --            --
  Depreciation and amortization-- restaurants ..............       15,218        12,191         7,171         5,025         3,946
  General and administrative expenses ......................       23,590        13,732        11,082        10,131         6,896
                                                                ---------     ---------     ---------     ---------     ---------
       Total costs and expenses ............................      279,522       206,208       147,036       110,995        82,515
                                                                ---------     ---------     ---------     ---------     ---------
       Operating (loss) income .............................      (14,768)        9,541         9,344         4,034         7,177
Interest expense (income), net .............................        1,245           (79)         (291)         (794)         (372)
Provision for litigation settlement ........................           --           605            --            --            --
Minority interest ..........................................        1,219           602             5            --            --
                                                                ---------     ---------     ---------     ---------     ---------
       (Loss) earnings before income taxes .................      (17,232)        8,413         9,630         4,828         7,549
Income tax (benefit) expense ...............................       (5,000)        3,170         3,047         1,286         1,855
                                                                ---------     ---------     ---------     ---------     ---------
        Net (loss) earnings ................................    $ (12,232)    $   5,243     $   6,583     $   3,542     $   5,694
                                                                =========     =========     =========     =========     =========
Basic (loss) earnings per common share .....................    $   (1.04)    $    0.46     $    0.67     $    0.37     $    0.69
                                                                =========     =========     =========     =========     =========

Weighted average common shares outstanding (basic) .........       11,751        11,302         9,753         9,517         8,227
                                                                =========     =========     =========     =========     =========
Diluted (loss) earnings per common share ...................    $   (1.04)    $    0.45     $    0.66     $    0.37     $    0.69
                                                                =========     =========     =========     =========     =========

Weighted average common shares outstanding (diluted) .......       11,751        11,631         9,955         9,526         8,227
                                                                =========     =========     =========     =========     =========


                                                                                          FISCAL YEARS ENDED
                                                                 -----------------------------------------------------------------
                                                                  DEC. 28,     DEC. 29,       DEC. 31,      DEC. 31,      DEC. 31,
                                                                    1997         1996          1995           1994          1993
                                                                 ---------     ---------     ---------     ---------     ---------
                                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit) ..................................      $ (2,905)     $  2,065      $    561      $ 22,488      $ 19,076
Total assets ...............................................       193,051       151,594       107,735        81,951        62,319
Debt, net of current installments ..........................        43,000         7,100        13,858         1,808         5,108
Obligations under capital leases, net of
  current installments .....................................         5,051            --            --            --            --
Minority interest ..........................................         4,890         3,301           615            --            --
Total shareholders' equity .................................       111,980       121,384        78,133        70,289        49,446

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


    Effective July 1, 1996, the Company changed its fiscal year-end from December 31 to a 52- or 53-week year ending on the last Sunday in December. Interim reporting periods within 1996 contained three months for the first two quarters. The third and fourth quarters of 1996 each contained 13 weeks. Each quarter within 1997 contained 13 weeks. Fiscal 1996, which ended on December 29, 1996, and fiscal 1997, which ended on December 28, 1997, each contained 52 weeks. All general references to years relate to fiscal years, unless otherwise noted.


    The Company's revenues are derived primarily from restaurant sales from Company-owned and joint venture restaurants. The Company also derives a small percentage of its total revenue from franchise revenues from unaffiliated franchised restaurants. Cost of restaurant sales consists of food and beverage costs for Company-owned and joint venture restaurants. Restaurant operating expenses consist of all other restaurant-level costs. These expenses include the cost of labor, advertising, operating supplies, rent, and utilities. Depreciation and amortization includes only the depreciation attributable to restaurant-level capital expenditures and amortization primarily associated with pre-opening expenditures.

    General and administrative expenses include finance, accounting, management information systems, and other administrative overhead related to support functions for Company-owned, joint venture, and franchise restaurant operations. Minority interest consists of partners' share of earnings in joint venture restaurants.

    In April 1996, the Company discontinued the meat cutting and distribution operations of its meat division, but retained the purchasing and quality control functions. As a result, the Company no longer generates wholesale meat sales to franchises or unaffiliated businesses. Prior to April 1996, the LongHorn Steakhouse restaurants were not charged distribution costs, which were absorbed by the Company's meat division. Subsequent to April 1996 the LongHorn Steakhouse restaurants absorb the full cost of purchased beef.

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

    The following table sets forth the percentage relationship to total revenues of the listed items included in the Company's statement of earnings, except as indicated:

                                                                     FISCAL YEARS ENDED
                                                         ----------------------------------------
                                                         DECEMBER 28,   DECEMBER 29,  DECEMBER 31,
                                                             1997           1996          1995
                                                         ------------   ------------  ------------
Revenues:
 Restaurant Sales:
  LongHorn Steakhouse ............................           64.3%          63.3%          62.7%
  Bugaboo Creek Steak House ......................           16.9           20.4           16.6
  The Capital Grille .............................           14.9            9.4            9.1
  Other restaurants ..............................            3.9            5.6            7.1
                                                            -----          -----          -----
      Total restaurant sales .....................          100.0           98.7           95.5
 Wholesale meat sales ............................            --             1.2            4.1
 Franchise revenues ..............................            --             0.1            0.4
                                                            -----          -----          -----
      Total revenues .............................          100.0          100.0          100.0
                                                            -----          -----          -----
Costs and expenses:
 Cost of restaurant sales(1) .....................           36.9           36.9           36.2
 Cost of wholesale meat sales(1)  ................            --            97.8           94.8
 Operating expenses--restaurants(1) ..............           45.1           44.4           45.3
 Operating expenses-- meat division ..............            --             0.1            0.5
 Provision for asset impairments,
   restaurant closings, and other charges ........            8.9            0.7            0.1
 Merger and conversion expenses ..................            --             1.3            --
 Depreciation and amortization--restaurants(1) ...            5.7            5.7            4.6
 General and administrative expenses .............            8.9            6.4            7.1
      Total costs and expenses ...................          105.5           95.6           94.0
                                                            -----          -----          -----

      Operating (loss) income ....................           (5.5)           4.4            6.0
Interest expense (income), net ...................            0.5           (0.1)          (0.2)
Provision for settlement of shareholder suit .....            --             0.3            --
Minority interest ................................            0.5            0.3            --
                                                            -----          -----          -----
      (Loss) earnings before income taxes ........           (6.5)           3.9           6.2
 Income tax (benefit) expense ....................           (1.9)           1.5            2.0
                                                            -----          -----          -----
      Net (loss) earnings ........................           (4.6)%          2.4%           4.2%
                                                            =====          =====          =====

(1) Cost of restaurant sales, restaurant operating expenses, and depreciation and amortization are expressed as a percentage of restaurant sales, and cost of wholesale meat sales is expressed as a percentage of wholesale meat sales.

RESULTS OF OPERATIONS

Year Ended December 28, 1997 Compared to Year Ended December 29, 1996

REVENUES

Total revenues increased 22.7% to $264.8 million for 1997 compared to $215.7 million for 1996. Restaurant sales increased 24.3% to $264.7 million in 1997 compared to $212.9 million in 1996.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants increased 24.8% to $170.3 million for 1997 compared to $136.5 million for 1996. The increase reflects a 23.7% increase in restaurant operating weeks in 1997 as compared to 1996, resulting from an increase in the number of LongHorn Steakhouse restaurants. Average weekly sales for all LongHorn Steakhouse restaurants in 1997 were $39,035, a 0.5% increase over 1996. Sales for the 54 comparable LongHorn Steakhouse restaurants increased 0.2% in 1997 as compared to 1996.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants increased 1.3% to $44.6 million for 1997 compared to $44.1 million for 1996. The increase reflects a 6.9% increase in restaurant weeks in 1997 as compared to 1996, resulting from an increase in the number of

Bugaboo Creek Steak House restaurants. Average weekly sales for all Bugaboo Creek Steak House restaurants in 1997 were $59,114, a 5.2% decrease from 1996. Sales for the ten comparable Bugaboo Creek Steak House restaurants decreased 5.3% in 1997 as compared to 1996. The decrease in comparable restaurants sales at Bugaboo Creek Steak House restaurants is primarily attributable to a decrease in customer counts.

The Capital Grille:

Sales in The Capital Grille restaurants increased 94.4% to $39.5 million for 1997 compared to $20.3 million for 1996. The increase reflects a 96.4% increase in restaurant operating weeks in 1997 as compared to 1996, resulting from an increase in the number of The Capital Grille Restaurants. Average weekly sales for all The Capital Grille restaurants in 1997 were $98,169, a 1.0% decrease from 1996. Sales for the three comparable The Capital Grille restaurants increased 8.7% in 1997 as compared to 1996. The increase in comparable restaurant sales at The Capital Grille restaurants is primarily attributable to an increase in customer counts.

Company-wide:

A contracted meat distribution system was implemented for the LongHorn Steakhouse restaurants during the first half of 1996, thereby eliminating the need for an internal meat production and distribution facility. Accordingly, the Company's meat cutting and distribution activities ceased during 1996 and wholesale meat sales were eliminated. Franchise revenues decreased to $27,000 in 1997 compared to $308,000 in 1996 due to i) the termination of the franchise agreement for the Hoover Alabama franchised LongHorn Steakhouse restaurant, ii) the Company's acquisition of two franchised LongHorn Steakhouse restaurants in the first quarter of 1997, iii) the closure of two franchised LongHorn Steakhouse restaurants (one each, in the first and third quarters of 1996), and
iv) the formation of a joint venture to operate three previously franchised LongHorn Steakhouse restaurants in the second quarter of 1996.


COSTS AND EXPENSES

Cost of restaurant sales, as a percentage of restaurant sales, remained flat in 1997 and 1996 at 36.9%. Due to the elimination of wholesale meat sales during 1996, there were no wholesale meat costs in 1997, compared to 97.8% of wholesale meat sales in 1996.

Restaurant operating expenses increased as a percentage of restaurant sales in 1997 to 45.1% from 44.4% in 1996. The increase was primarily attributable to i) incremental labor, controllable expenses and start-up expenses associated with increased activity in the Company's new store opening program, as the Company opened 25 restaurants in 1997; and ii) increased labor and controllable expenses as the Company focused on better execution and higher standards in the LongHorn Steakhouse concept.

The provision for asset impairments, restaurant closings, and other charges of $23.7 million in 1997 was determined primarily under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS No. 121") by comparing expected future cash flows to the carrying value of these assets. This determination was the result of a decision by management, in the fourth quarter, to close seven restaurants and certain administrative facilities, as well as the Company's assessment of the impairment of certain assets based upon the Company's current plans. The Company's current plans resulted from significant changes in key management and a strategic review process employed by new management. The provision for asset impairments, restaurant closings, and other charges includes adjustments of $8.3 million to impaired long-lived assets to be disposed of, adjustments of $6.0 million to the carrying values of impaired long-lived assets to be held and used, $4.2 million of goodwill write-offs and approximately $5.2 million in accrued costs primarily associated with closed facilities. The provision for asset impairments, restaurant closings, and other charges of $1.4 million in 1996, represented adjustments to the carrying value of two restaurants that the Company determined would be closed.

General and administrative expenses increased to $23.6 million in 1997, or 8.9% of total revenues, from $13.7 million in 1996, or 6.4% of total revenues. The increase as a percentage of total revenues was primarily due to increased costs related to the accelerated pace of restaurant openings in 1997 and costs resulting from a higher level of management turnover plus $5.0 million in nonrecurring expenses. These non-recurring expenses include charges resulting from current asset reconciliation and evaluation processes and severance, hiring and other employment-related charges.

Interest expense increased to $1.2 million in 1997 compared to $79,000 in interest income in 1996. The increase in interest expense is due to higher average borrowings outstanding under the Company's revolving credit agreement.

Minority interest increased to $1.2 million in 1997 from $602,000 in 1996. This reflects an increase in the number of joint-venture restaurants to 43 at December 28, 1997, from 35 at December 29, 1996, partially offset by the purchase of joint venture partners' partnership interests in 10 joint venture restaurants during the fourth quarter of 1997.

Income tax benefit for 1997 was $5.0 million due to the pre-tax loss reported by the Company, resulting primarily from the aggregate $28.7 million in SFAS No. 121 charges and non-recurring general and administrative expenses recorded during 1997. Income tax expense in 1996 was 37.7% of earnings before income taxes, reflecting $2.5 million of nondeductible merger and conversion expenses, offset primarily by the benefits of FICA tip credits.

The net loss of $12.2 million in 1997, as compared to net earnings of $5.2 million in 1996, reflected the net effect of the items discussed above.

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

Bugaboo Creek Steak House:

    Sales in the Bugaboo Creek Steak House restaurants increased 70.0% to $44.1 million for 1996 compared to $25.9 million for 1995. The increase reflects a 77.6% increase in restaurant weeks in 1996 as compared to 1995, resulting primarily from the opening of 3 new Bugaboo Creek Steak House restaurants. Average weekly sales for all Bugaboo Creek Steak House restaurants in 1996 were $62,370, a 4.3% decrease from 1995. Sales for the 5 comparable Bugaboo Creek Steak House restaurants decreased 9.4% in fiscal 1996 as compared to fiscal 1995. The decrease in comparable restaurants sales at the Bugaboo Creek Steak House restaurants is primarily attributable to a decrease in customer counts. Bugaboo Creek Steak House restaurant customer counts and sales in 1996 were severely impacted by record-setting winter storms in the northeastern and mid-Atlantic regions of the United States.

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

COSTS AND EXPENSES

    Cost of restaurant sales in 1996 as a percentage of restaurant sales increased to 36.9% from 36.2% in 1995. During 1995 and early 1996, the cost of restaurant sales in the LongHorn Steakhouse restaurants was reduced by the distribution costs absorbed by the Company's meat division. If these distribution costs absorbed by the meat division in 1995 and 1996 had been charged directly to the LongHorn Steakhouse restaurants, cost of restaurant sales would have been 37.1% in 1996 compared to 36.9% in 1995. The increase was primarily due to higher contracted beef prices and late-year increases in dairy and baked good costs during 1996.

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

    In 1996, the Company recorded $1.4 million in before-tax benefits related to the closure of two LongHorn Steakhouse restaurants in Cincinnati, Ohio and Knoxville, Tennessee. The Ohio restaurant was closed in the fourth quarter of 1996. In 1995, the Company recorded $155,000 in before-tax benefits related to the closure of one LongHorn Steakhouse restaurant in Jacksonville, Florida, which was closed in the first quarter of 1996. The provisions included estimated future net lease obligations and other costs of closing the facilities and the writedown of restaurant assets to estimated net realizable value.

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

    Income tax expense for 1996 was 37.7% of earnings before income taxes, reflecting $2.5 million of non-deductible merger and conversion expenses, offset primarily by the benefits of FICA tip credits.

    Net earnings decreased 21.2% to $5.2 million for 1996 from net earnings of $6.6 million for 1995, reflecting the net effect of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital primarily for the development of new restaurants, selected acquisitions and the refurbishment of existing restaurants. Capital expenditures and asset acquisitions totaled $56.2 million in 1997, $45.5 million in 1996, and $45.8 million in 1995. The Company's primary sources of working capital have been the proceeds of its previous public offerings of Common Stock in 1992, 1993 and 1996, the public offering of Bugaboo Creek Steak House, Inc. in 1994, cash flow from operations and borrowings under its line of credit.

    As of March 11, 1998, the Company had borrowings of $43.0 million under a $60.0 million line of credit, which bears interest at the rate of either (i) 75 to 150 basis points over LIBOR (depending upon the Company's leverage ratio) with a term that the Company selects, ranging from 30 days to 6 months or (ii) prime. As of March 11, 1998, the weighted average rate on all outstanding borrowings under the Company's line of credit was 7.15%. Borrowings under the line of credit are unsecured. The line of credit contains certain financial covenants including a debt to capitalization ratio, a leverage ratio, an interest coverage ratio, a minimum net worth and a limit on capital expenditures and payment of dividends. The Company is currently in compliance with or has obtained waivers for events of non-compliance with the covenants of its debt agreement.

    The Company intends to open approximately 12 Company-owned and joint venture restaurants in 1998. The Company estimates that its capital expenditures (without consideration of contributions from joint venture partners) will be approximately $38 million in 1998. The capital expenditure estimate for 1998 includes the estimated cost of developing 12 new restaurants, ongoing refurbishment in the restaurants, a planned expansion of the corporate offices in Atlanta, and continued investment in improved management information systems. The Company expects that available borrowings under the Company's line of credit, together with cash on hand and cash provided by operating activities, will provide sufficient funds to finance its expansion plans through 1998.

    Since substantially all sales in the Company's restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

    The preceding discussion of liquidity and capital resources contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed in this Form 10-K, among the other factors that could cause actual results to differ materially are the following: failure of facts to conform to necessary management estimates and assumptions; the Company's ability to identify and secure suitable locations on acceptable terms, open new restaurants in a timely manner, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company's business discipline over a large restaurant base; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains; business conditions, such as inflation or a recession, and growth in the restaurant industry and the general economy; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements. See the description of forward-looking statements found in "Documents Incorporated by Reference."


EFFECT OF INFLATION

    Management believes that inflation has not had a material effect on earnings during the past several years. Inflationary increases in the cost of labor, food and other operating costs could adversely affect the Company's restaurant operating margins. In the past, however, the Company generally has been able to modify its operations to offset increases in its operating costs.

    Federal law, enacted during 1996, increased the hourly minimum wage by $0.50 to $4.75 on October 1, 1996 and by another $0.40 to $5.15 on September 1, 1997. The legislation, however, froze the wages of tipped employees at $2.13 per hour if the difference is earned in tip income. Although the Company experienced a slight increase in hourly labor costs during 1997, the effect of the increase in minimum wage was significantly diluted due to the fact that the majority of the Company's hourly employees are tipped and the Company's non-tipped employees have historically earned wages greater than the federal minimum. As such, the Company's increases in hourly labor cost were not proportionate to the increases in minimum wage rates. The impact of minimum wage increases is expected to slightly increase hourly labor costs in 1998.

YEAR 2000

     The Company has implemented plans to address its potential exposure to so-called "Year 2000" problems. The Company's key financial, informational and operational systems have been assessed and detailed plans have been developed to address system modifications required by December 31, 1999. The Company expenses all costs associated with these system changes as the costs are incurred. The financial impact of making the required system changes is not expected to be material to the Company's consolidated financial position or results of operations. However, the Company is unable to estimate the costs that it may incur as a result of Year 2000 problems suffered by the parties with which it deals, such as suppliers, and there can be no assurance that the Company will successfully address the Year 2000 problems present in its own systems.



NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130, which will be effective for the Company's fiscal 1998, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The Company expects that implementation of SFAS No. 130 will not have a material effect on its consolidated financial position or results of operations.

     Additionally, during 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131, which is effective for 1998, significantly modifies disclosures associated with segments of an entity. Disclosures of segment information under the requirements of SFAS No. 131 are made pursuant to the "Management Approach." Under this approach, operating segments for disclosure correspond to the organizational units management uses internally to monitor performance and make operating decisions. Segment aggregation would be permitted if it can be determined that the segments have essentially the same business activities in essentially similar economic environments. Management is currently evaluating the disclosure impact of the adoption of SFAS No. 131.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 28, 1997, DECEMBER 29, 1996 AND DECEMBER 31, 1995

                    WITH INDEPENDENT AUDITORS' REPORT THEREON

              RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

           DECEMBER 28, 1997, DECEMBER 29, 1996 AND DECEMBER 31, 1995




                                                                            PAGE
                                                                            ----
Independent Auditors' Report..........................................        27



Consolidated Balance Sheets...........................................        28



Consolidated Statements of Operations.................................        29



Consolidated Statements of Shareholders' Equity.......................        30



Consolidated Statements of Cash Flows.................................        31



Notes to Consolidated Financial Statements............................        32

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RARE Hospitality International, Inc.:

    We have audited the accompanying consolidated balance sheets of RARE Hospitality International, Inc. and subsidiaries (the "Company") as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RARE Hospitality International, Inc. and subsidiaries as of December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 1997 in conformity with generally accepted accounting principles.


                                             KPMG PEAT MARWICK LLP

Atlanta, Georgia
February 27, 1998

              RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 28, 1997 AND DECEMBER 29, 1996
                                 (IN THOUSANDS)

                                                                  1997       1996
                                                               ---------  ---------
                            ASSETS
  Current assets:
    Cash and cash equivalents................................  $   1,752  $   6,478
    Marketable debt securities...............................        609        861
    Accounts receivable......................................      2,054      2,522
    Inventories..............................................      9,152      7,883
    Prepaid expenses.........................................      1,373      1,465
    Preopening costs, net of accumulated amortization........      3,385      2,665
    Refundable income taxes .................................      6,900         --
                                                               ---------  ---------
            Total current assets.............................     25,225     21,874
  Property and equipment, less accumulated depreciation and
    amortization (notes 4 and 9).............................    155,758    120,431
  Goodwill, less accumulated amortization....................      5,304      6,139
  Deferred income taxes (note 7).............................      4,408        816
  Other......................................................      2,356      2,334
                                                               ---------  ---------
            Total assets.....................................  $ 193,051  $ 151,594
                                                               =========  =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable.........................................     12,739     11,385
    Accrued expenses (note 5)................................     14,873      7,652
    Current installments of obligations under
      capital leases (note 9)................................        518         --
    Income taxes payable.....................................         --        500
    Deferred income taxes (note 7)...........................         --        272
                                                               ---------  ---------
    Total current liabilities................................     28,130     19,809
  Debt, net of current installments (note 6).................     43,000      7,100
  Obligations under capital leases, net of current
    installments (note 9)....................................      5,051         --
                                                               ---------  ---------
            Total liabilities................................     76,181     26,909
                                                               ---------  ---------
  Minority interest..........................................      4,890      3,301
  Shareholders' equity (notes 2, 6, 11, and 12):
    Preferred stock, no par value. Authorized 10,000 shares,
       none issued...........................................        --         --
    Common stock, no par value. Authorized 25,000 shares;
       issued and outstanding 11,979 shares and 11,653 shares
       at December 28, 1997 and December 29, 1996,
       respectively..........................................    103,981    101,099
    Retained earnings........................................      7,999     20,231
    Unrealized gain on marketable debt securities............         --         54
                                                               ---------  ---------
            Total shareholders' equity.......................    111,980    121,384
  Commitments and contingencies (notes 8, 9, and 13)           ---------  ---------
            Total liabilities and shareholders' equity.......  $ 193,051  $ 151,594
                                                               =========  =========



          See accompanying notes to consolidated financial statements.

              RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED DECEMBER 28, 1997, DECEMBER 29, 1996 AND DECEMBER 31, 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       1997              1996              1995
                                                                    ---------         ---------         ---------
Revenues:
 Restaurant sales:
    LongHorn Steakhouse ....................................        $ 170,343         $ 136,547         $  98,034
    Bugaboo Creek Steak House ..............................           44,631            44,060            25,929
    The Capital Grille .....................................           39,520            20,329            14,201
    Other restaurants ......................................           10,233            11,958            11,115
                                                                    ---------         ---------         ---------
      Total restaurant sales ...............................          264,727           212,894           149,279
    Wholesale meat sales ...................................               --             2,547             6,495
    Franchise revenues .....................................               27               308               606
                                                                    ---------         ---------         ---------
      Total revenues .......................................          264,754           215,749           156,380
                                                                    ---------         ---------         ---------
Costs and expenses:
 Cost of restaurant sales ..................................           97,568            78,637            54,074
 Cost of wholesale meat sales ..............................               --             2,491             6,159
 Operating expenses-- restaurants ..........................          119,480            94,587            67,629
 Operating expenses-- meat division ........................               --               234               766
 Provision for asset impairments, restaurant
   closings, and other charges (note 3) ....................           23,666             1,436               155
 Merger and conversion expenses (note 3) ...................               --             2,900                --
 Depreciation and amortization-- restaurants ...............           15,218            12,191             7,171
 General and administrative expenses .......................           23,590            13,732            11,082
                                                                    ---------         ---------         ---------
      Total costs and expenses .............................          279,522           206,208           147,036
                                                                    ---------         ---------         ---------
      Operating (loss) income ..............................          (14,768)            9,541             9,344
 Interest expense (income), net ............................            1,245               (79)             (291)
 Provision for settlement of shareholder suit (note 13) ....               --               605                --
 Minority interest (note 2) ................................            1,219               602                 5
                                                                    ---------         ---------         ---------
      (Loss) earnings before income taxes ..................          (17,232)            8,413             9,630
 Income tax (benefit) expense (note 7) .....................           (5,000)            3,170             3,047
                                                                    ---------         ---------         ---------
      Net (loss) earnings ..................................        $ (12,232)        $   5,243         $   6,583
                                                                    =========         =========         =========


 Basic (loss) earnings per common share ....................        $   (1.04)        $    0.46         $    0.67
                                                                    =========         =========         =========
 Weighted average common shares outstanding (basic) ........           11,751            11,302             9,753
                                                                    =========         =========         =========
 Diluted (loss) earnings per common share ..................        $   (1.04)        $    0.45         $    0.66
                                                                    =========         =========         =========

 Weighted average common shares outstanding (diluted) ......           11,751            11,631             9,955
                                                                    =========         =========         =========



          See accompanying notes to consolidated financial statements.

              RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     YEARS ENDED DECEMBER 28, 1997, DECEMBER 29, 1996 AND DECEMBER 31, 1995
                                 (IN THOUSANDS)


                                                                                                      UNREALIZED
                                                                                                    GAIN (LOSS) ON
                                                                  COMMON STOCK                        MARKETABLE       TOTAL
                                                             ---------------------      RETAINED         DEBT       SHAREHOLDERS'
                                                             SHARES        DOLLARS      EARNINGS      SECURITIES       EQUITY
                                                            ---------     ---------     ---------     -----------   --------------
BALANCE, DECEMBER 31, 1994 ............................         9,701     $  61,437     $   8,766      $    (246)     $  69,957
Net earnings ..........................................            --            --         6,583             --          6,583
Exercise of stock options .............................             8            93            --             --             93
Issuance of shares in connection with acquisition ....             96         1,250            --             --          1,250
Unrealized gain on marketable debt securities .........            --            --            --            250            250
                                                            ---------     ---------     ---------      ---------      ---------
BALANCE, DECEMBER 31, 1995 ............................         9,805        62,780        15,349              4         78,133
Net earnings ..........................................            --            --         5,243             --          5,243
Issuance of shares pursuant to public offering ........         1,781        37,638            --             --         37,638
Exercise of stock options .............................            67           681            --             --            681
Distributions made by acquired companies ..............            --            --          (361)            --           (361)
Unrealized gain on marketable debt securities .........            --            --            --             50             50
                                                            ---------     ---------     ---------      ---------      ---------
BALANCE, DECEMBER 29, 1996 ............................        11,653       101,099        20,231             54        121,384
Net loss ..............................................            --            --       (12,232)            --        (12,232)
Exercise of stock options .............................           290         2,543            --             --          2,543
Issuance of stock in connection with purchase
  of minority interest ................................            36           339            --             --            339
Unrealized loss on marketable debt securities .........            --            --            --            (54)           (54)
                                                            ---------     ---------     ---------      ---------      ---------
BALANCE, DECEMBER 28, 1997 ............................        11,979     $ 103,981     $   7,999      $      --      $ 111,980
                                                            =========     =========     =========      =========      =========

          See accompanying notes to consolidated financial statements.

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 28, 1997, DECEMBER 29, 1996 AND DECEMBER 31, 1995
                                 (IN THOUSANDS)


                                                                      DECEMBER 28   DECEMBER 29   DECEMBER 31
                                                                        1997           1996          1995
                                                                      --------      --------      --------
Cash flows from operating activities:
 Net (loss) earnings ............................................     $(12,232)     $  5,243      $  6,583
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization ................................       16,418        12,856         7,475
   Non-cash portion of provision for asset impairments,
     restaurant closings and other charges.......................       22,367         1,436           155
   Provision for litigation settlement ..........................           --           605            --
   Minority interest ............................................        1,219           602             5
   Preopening costs .............................................       (5,208)       (4,341)       (4,293)
   Deferred tax (benefit) expense ...............................       (3,864)         (743)           15
   Loss on sale of property and equipment .......................           --            --            68
 Changes in assets and liabilities:
   Accounts receivable ..........................................          468          (230)         (263)
   Inventories ..................................................       (1,269)       (1,746)       (2,961)
   Prepaid expenses .............................................           92             2          (572)
   Other assets .................................................          (22)          (97)           --
   Refundable income taxes ......................................       (6,900)           --           507
   Accounts payable .............................................         (126)        1,020         1,628
   Accrued expenses .............................................        1,222           885         2,396
   Other liabilities ............................................           --          (133)         (347)
                                                                      --------      --------      --------
       Net cash provided by operating activities ................       12,165        15,359        10,396
                                                                      --------      --------      --------
Cash flows from investing activities:
 Purchase of marketable debt securities .........................           --            --        (2,288)
 Proceeds from sale of marketable debt securities ...............          252             6         6,728
 Proceeds from maturity of marketable debt securities ...........           --            --         1,200
 Purchase of property and equipment .............................      (52,970)      (45,524)      (41,115)
 Proceeds from sale of property and equipment ...................           --            --            16
 Purchase of joint venture partnership interests ................         (535)           --            --
 Asset acquisitions .............................................       (3,262)           --        (4,716)
                                                                      --------      --------      --------
       Net cash used in investing activities ....................      (56,515)      (45,518)      (40,175)
                                                                      --------      --------      --------
Cash flows from financing activities:
 Proceeds from (repayments of) borrowings on
   lines of credit, net .........................................       35,900        (5,950)       13,050
 Principal payments on long-term debt ...........................           --        (1,833)          (13)
 Principal payments on capital lease obligations ................          (31)           --            --
 Proceeds from issuance of shares pursuant to public offering ...           --        37,638            --
 Proceeds from minority partner contributions ...................        2,660         1,796           833
 Distributions to minority partners .............................       (2,928)       (1,634)         (223)
 Increase in bank overdraft included in accounts payable ........        1,480         3,873           647
 Distributions made by acquired companies .......................           --          (361)           --
 Proceeds from exercise of stock options ........................        2,543           681            93
                                                                      --------      --------      --------
       Net cash provided by financing activities ................       39,624        34,210        14,387
                                                                      --------      --------      --------
       Net (decrease) increase in cash and cash equivalents .....       (4,726)        4,051       (15,392)
Cash and cash equivalents at beginning of year ..................        6,478         2,427        17,819
                                                                      --------      --------      --------
Cash and cash equivalents at end of year ........................     $  1,752      $  6,478      $  2,427
                                                                      ========      ========      ========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes ....................................     $  6,265      $  2,807      $    983
                                                                      ========      ========      ========
  Cash paid for interest, net of interest capitalized ...........     $  1,039      $    109      $    147
                                                                      ========      ========      ========
Supplemental disclosure of non-cash financing and
  investing activities:
  Assets acquired under capital lease ...........................     $  5,600      $     --      $     --
                                                                      ========      ========      ========

  Issuance of common stock in purchase of minority interest .....     $    339      $     --      $     --
                                                                      ========      ========      ========


           See accompanying notes to consolidated financial statements

              RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 28, 1997, DECEMBER 29, 1996 AND DECEMBER 31, 1995

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

    RARE Hospitality International, Inc., including its wholly owned subsidiaries (the "Company"), is a multi-concept restaurant company operating primarily in the Eastern United States. At December 28, 1997, the Company operated the following restaurants:

                   CONCEPT                               NUMBER IN OPERATION
         --------------------------                     --------------------
         LongHorn Steakhouse..........................            96
         Bugaboo Creek Steak House....................            16
         The Capital Grille...........................            10
         Other specialty concepts.....................             3

    The Company is a partner in several joint ventures organized for the purpose of operating LongHorn Steakhouse restaurants. As of December 28, 1997, 42 of the Company's restaurants operate in joint ventures.

FISCAL YEAR

    Effective July 1, 1996, the Company changed its fiscal year-end from December 31 to a 52- or 53-week year ending on the last Sunday in December. Fiscal 1996, which ended on December 29, 1996, and fiscal 1997, which ended on December 28, 1997, each contained 52 weeks. All general references to years relate to fiscal years, unless otherwise noted.

CASH EQUIVALENTS

    For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments which have original maturities of three months or less to be cash equivalents. Cash equivalents, comprised of overnight repurchase agreements, totalled $563,000 at December 28, 1997. The carrying amount of these instruments approximates their fair market values. All bank overdraft balances have been reclassified to accounts payable.

MARKETABLE DEBT SECURITIES

    Marketable debt securities are classified as available-for-sale and are reported at fair market value, with any unrealized gains or losses, net of deferred income taxes, reflected as a separate component of shareholders' equity.

INVENTORIES

    Inventories, consisting principally of food and beverages, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Property under capital leases are stated at the present value of minimum lease payments. Leasehold improvements and property held under capital leases are amortized on the straight-line method over the shorter of the term of the lease, which may include renewals, or the estimated useful life of the assets (generally 15 years for non-ground lease sites and 25 years for ground lease sites). Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the related assets, which approximates 25 years for buildings, seven years for equipment and 25 years for land improvements.

BASIS OF  PRESENTATION

    The consolidated financial statements include the financial statements of RARE Hospitality International, Inc., its wholly owned subsidiaries, and joint ventures over which the Company exercises control. All significant intercompany balances and transactions have been eliminated in consolidation.

PRE-OPENING COSTS

    Preopening costs are incurred before a restaurant is opened and consist primarily of wages and salaries, meals, lodging, plus costs related to hiring and training the management teams and other direct costs associated with opening new restaurants. These costs are capitalized and amortized over the first 12 months of a new restaurant's operations.

UNREDEEMED GIFT CERTIFICATES

    The Company records a liability for outstanding gift certificates at the time they are issued. Upon redemption, sales are recorded and the liability is reduced by the amount of certificates redeemed.

GOODWILL

    Goodwill, net of accumulated amortization of $466,000 and $499,000 at December 28, 1997 and December 29, 1996, respectively, represents the excess of purchase price over fair value of net assets acquired. Goodwill is amortized using the straight-line method over the expected period to be benefited (from 13 to 25 years). The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. In 1997, the Company's provision for asset impairments, restaurant closings and other charges included a $4.2 million charge for the write-off of goodwill recorded upon the acquisition of i) the Company's meat company; ii) the assets of Lone Star Steaks, Inc. (see note 2); and iii) the franchise rights obtained from Longhorn Steaks of Alabama (see note 2).

OTHER ASSETS

    Other assets consist of organization costs, debt issuance costs, trademarks, and liquor licenses. Organization costs, trademarks, and liquor licenses are amortized on a straight-line basis over five years. Debt issuance costs are amortized on a straight-line basis over the term of the debt.

RESTAURANT CLOSING COSTS

    Upon the decision to close or relocate a restaurant, estimated unrecoverable costs are charged to expense. Such costs include the write-down of buildings and/or leasehold improvements, equipment, and furniture and fixtures, to the estimated fair market value less costs of disposal, and a provision for future lease obligations, less estimated subrental income. The Company provided for the closure of seven restaurants in 1997, two restaurants in 1996, and one restaurant in 1995.

RECOVERABILITY OF LONG-LIVED ASSETS

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", on January 1, 1996. SFAS No. 121 requires the Company to review its long-lived assets related to each restaurant periodically or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Considerable management judgment is required to estimate discounted cash flows and fair value less costs to sell. Accordingly, actual results could vary significantly from such estimates. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations, or liquidity.

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

    In connection with the merger of the Company with Bugaboo Creek Steak House, Inc. ("Bugaboo Creek") (see note 2), the Company acquired certain enterprises affiliated with Bugaboo Creek in a transaction accounted for as a pooling of interests. Prior to the merger, these affiliated entities were either S Corporations or partnerships, and as such, their stockholders or partners, and not the enterprises, were responsible for Federal and state income taxes.

DEVELOPMENT COSTS

    Certain direct and indirect costs are capitalized in conjunction with acquiring and developing new restaurant sites. These costs are amortized over the life of the related building. Development costs were capitalized as follows:
$737,000 in 1997, $389,000 in 1996, and $411,000 in 1995.

STOCK-BASED COMPENSATION

    Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS No. 123.

ADVERTISING AND PROMOTION EXPENSES

    Advertising and promotion costs are expensed over the period covered by the related promotion. Total advertising expense included in other operating expenses was $5,498,000, $4,929,000, and $3,438,000 for the years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively.

EARNINGS (LOSS) PER SHARE

    Effective for the year ending December 28, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share". SFAS No. 128 requires dual disclosure of earnings
(loss) per share-basic and diluted. Basic earnings (loss) per share equals net earnings (loss) divided by the weighted average number of common shares outstanding and does not include the dilutive effects of stock options. Diluted earnings (loss) per share is computed by dividing adjusted net earnings (loss) by the weighted average number of common shares outstanding after giving effect to dilutive stock options. For purposes of computing the diluted loss per share, the potentially dilutive impact of stock options is excluded since the effect would be antidilutive. In accordance with SFAS No. 128, disclosure of all prior period earnings per share have been restated.

    The following table presents a reconciliation of weighted average shares and earnings (loss) per share amounts (amounts in thousands, except per share data):

                                                              1997         1996        1995
                                                            --------     --------     ------
Weighted average number of common shares used
  in basic calculation ................................       11,751       11,302      9,753
Dilutive effect of net shares issuable
  pursuant to stock option plans ......................           --          329        202
                                                            --------     --------     ------
Weighted average number of common shares used
  in diluted calculation ..............................       11,751       11,631      9,955
                                                            ========      =======     ======
Net (loss) earnings for computation of basic and
  diluted earnings per common share ...................     $(12,232)     $ 5,243     $6,583
Basic earnings per common share .......................     $  (1.04)     $  0.46     $ 0.67
Diluted earnings per common share .....................     $  (1.04)     $  0.45     $ 0.66

    Options to purchase 1,473,093 shares of common stock were outstanding at December 28, 1997 but were excluded from the computation of diluted loss per share. Options to purchase 916,392 shares of common stock had exercise prices ranging from $12.94 to $27.25, which were greater than the average market price for 1997 and would have been antidilutive.

ACCOUNTS RECEIVABLE

    Accounts receivable represent amounts due from restaurant customers and suppliers and interest receivable relating to marketable debt securities.

FINANCIAL INSTRUMENTS

    The carrying value of the Company's cash and cash equivalents, marketable debt securities, accounts receivable, accounts payable, accrued expenses, debt, and obligations under capital leases approximates their fair value. The fair value of a financial instrument is the amount which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    For cash and cash equivalents, marketable debt securities, accounts receivable, accounts payable and accrued expenses the carrying amounts approximate fair value because of the short maturity of these financial instruments. The fair value of the Company's debt and obligations under capital leases is estimated by discounting future cash flows for these instruments at rates currently offered to the Company for similar debt or long-term leases, as appropriate.

    The fair value of the marketable debt security is obtained from publicly available sources.

USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation.

BUSINESS COMBINATIONS AND JOINT VENTURES

    In the fourth quarter of 1997, the Company acquired the ownership interests of its joint venture partner in ten LongHorn Steakhouse restaurants located in South Georgia, Southern Alabama, and the Panhandle of Florida for an aggregate purchase price of $1,088,000 in cash, notes payable, and the Company's common stock.

    In January, 1997, the Company purchased the assets of two previously franchised locations in Greenville and Spartanburg, South Carolina, in a transaction accounted for under the purchase method, for approximately $2.0 million in cash. The excess of cost over fair value of tangible assets acquired was approximately $1.4 million and was recorded as an intangible asset to be amortized over the 13-year period remaining under the acquired franchise agreement.

    In September, 1996, the Company exchanged 3,179,472 newly issued shares of its common stock for all of the outstanding shares of Bugaboo Creek Steak House, Inc. and certain affiliated entities (2,939,062 shares for Bugaboo Creek Steak House, Inc. and 240,410 shares for other nonpublic affiliated enterprises). Bugaboo Creek Steak House, Inc. operated 14 Bugaboo Creek Steak Houses and five The Capital Grille restaurants and the affiliated entities operated three specialty concept restaurants at the time of the merger.

     The exchange of shares was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Bugaboo Creek Steak House, Inc. for all periods presented. Separate results for the combining entities for the year ended December 31, 1995, and for the most recent interim period prior to the acquisition (the six-month period ended June 30, 1996) are as follows (in thousands):

                                                         JUNE 30,   DECEMBER 31,
                                                           1996         1995
                                                         --------     --------
Revenues:
  Previously reported ..............................     $ 69,139     $102,188
  Bugaboo Creek and affiliated enterprises .........       34,720       54,192
                                                         --------     --------
                                                         $103,859     $156,380
                                                         ========     ========
Net earnings:
  Previously reported ..............................     $  3,204     $  4,137
  Bugaboo Creek and affiliated enterprises .........        1,221        2,446
                                                         --------     --------
                                                         $  4,425     $  6,583
                                                         ========     ========

    There were no adjustments required to conform Bugaboo Creek Steak House, Inc.'s accounting policies to those of the Company.

    During 1996, the Company entered into a joint venture arrangement whereby the Company contributed two LongHorn Steakhouse restaurants and agreed to contribute funds to construct a third LongHorn Steakhouse restaurant to a joint venture. The other partners in the joint venture contributed three restaurants with a fair market value of approximately $2,340,000 for a 49% minority interest. The Company recorded goodwill of $1,050,000 on this joint venture, based on the fair value of assets the Company contributed for its 51% interest versus joint venture partner contributions.

    During 1995, the Company purchased certain assets and trademark rights of Lone Star Steaks, Inc. ("Lone Star-Georgia") for a purchase price, including acquisition expenses, of $3,402,000. The purchase price included cash consideration of $2,152,000 and 96,153 newly issued shares of the Company's common stock. These shares had a market value at the time of the transaction of $1,250,000. Goodwill on this acquisition of $3,002,000 was being amortized over 25 years. As discussed in note 3, during 1997, the Company decided to close this acquired restaurant and all associated intangible assets were determined to be impaired and were written off.

    In 1995, the Company also purchased the assets of two previously franchised locations in Greensboro and High Point, North Carolina for $2,564,000 (the "Bullhead acquisition"). Goodwill on this acquisition of $1,358,000 is being amortized over 25 years.

     The Company, combined with the assets acquired in the Lone Star-Georgia and Bullhead acquisitions for the year ended December 31, 1995, as if the purchase business combinations had been completed as of January 1, 1995, would have had unaudited proforma net earnings of $6,382,000, or $0.64 per common share: basic and diluted. These unaudited proforma results consider the impact of certain adjustments, such as amortization of intangibles, elimination of franchise revenues, and increased interest expense (or reduced interest income).

(3)  PROVISION FOR ASSET IMPAIRMENTS, RESTAURANT CLOSINGS, AND OTHER CHARGES

     The provision for asset impairments, restaurant closings, and other charges of $23,666,000 in 1997 was the result of a decision by management, in the fourth quarter, to close seven restaurants and certain administrative facilities, as well as the Company's assessment of the impairment of certain assets based upon the Company's current plans. The Company's current plans resulted from significant changes in key management and a strategic review process employed by new management. The provision for asset impairments, restaurant closings, and other charges consists primarily of adjustments of $8,300,000 to impaired long-lived assets to be disposed of, adjustments of $6,000,000 to the carrying values of impaired long-lived assets to be held and used and $4,200,000 of goodwill write-offs. These adjustments reduced carrying values for long-lived assets to be held and used to estimated fair value and of long-lived assets to be disposed of in connection with the closure of the seven restaurants and the administrative facilities to estimated fair market value less costs to sell.
The long-lived assets to be disposed of are primarily included in property and equipment in the accompanying consolidated balance sheet at December 28, 1997, and have an adjusted carrying value of $1,520,000. Additionally, the provision included $5,166,000 in accrued costs primarily associated with closed facilities.

    The charge in 1996 and 1995 was comprised principally of the write-off of abandoned leasehold improvements and the accrual of the future lease payments on restaurants closed in those periods.

    Merger and conversion expenses in 1996 were nonrecurring costs related to the merger with Bugaboo Creek Steak House, consisting primarily of investment banking fees, accounting and legal fees, printing costs, and costs to integrate point-of-sale systems.

(4)  PROPERTY AND EQUIPMENT

    Major classes of property and equipment at December 28, 1997 and December 29, 1996 are summarized as follows (in thousands):

                                              1997       1996
                                           ---------  ---------
Land and improvements....................  $  17,347  $  13,294
Buildings................................     23,883     15,032
Leasehold improvements...................     91,935     68,039
Restaurant equipment.....................     36,578     28,220
Furniture and fixtures...................     19,004     16,300
Construction in progress.................      1,177      4,131
                                           ---------  ---------
                                             189,924    145,016
Less accumulated depreciation and
  amortization...........................     34,166     24,585
                                           ---------  ---------
                                           $ 155,758  $ 120,431
                                           =========  =========

     During 1997, 1996 and 1995, the Company capitalized interest during construction of approximately $663,000, $135,000, and $183,000, respectively, as a component of property and equipment.

     The Company has, in the normal course of business, entered into agreements with vendors for the purchase of restaurant equipment, furniture, fixtures, buildings, and improvements for restaurants that have not yet opened. At December 28, 1997, such commitments totaled approximately $6,000,000.

(5)  ACCRUED EXPENSES

    Accrued expenses consist of the following at December 28, 1997 and December 29, 1996 (in thousands):

                                                         1997       1996
                                                       -------     -------
Accrued future lease obligations and other
  charges ........................................     $ 3,867          --
Accrued rent .....................................       1,620     $ 1,212
Payroll and related ..............................       1,263       1,456
Other taxes accrued and withheld .................         649       1,096
Gift certificates ................................       3,766       3,689
Other ............................................       3,708         199
                                                       -------     -------
                                                       $14,873     $ 7,652
                                                       =======     =======

(6)  DEBT

    LINE OF CREDIT

    The Company has a variable interest rate revolving credit agreement which permits the Company to borrow up to $60,000,000 through December 1999 (the "1996 Facility"). The 1996 Facility bears interest at the Company's option of LIBOR plus a margin of .75% to 1.50% (depending on the Company's leverage ratio) or the administrative agent's prime rate of interest. At December 28, 1997 and December 29, 1996, the interest rate on outstanding obligations under the 1996 Facility was 6.898% and 6.375%, respectively, based on LIBOR plus 0.75%. At December 28, 1997 and December 29, 1996, debt outstanding under the 1996 Facility totaled $43,000,000 and $7,100,000, respectively. Amounts available under the 1996 Facility totaled $17,000,000 and $52,900,000 at December 28, 1997 and December 29, 1996, respectively.

    The 1996 Facility restricts payment of dividends, without prior approval of the lender, and contains certain financial covenants, including debt to capitalization, leverage and interest coverage ratios, as well as minimum net worth and maximum capital expenditure covenants. The agreement is unsecured. At December 28, 1997, the Company was in compliance with or had obtained waivers for non-compliance with, the provisions of the 1996 Facility.

(7)  INCOME TAXES

    Income tax (benefit) expense consists of (in thousands):

                                CURRENT   DEFERRED    TOTAL
                                -------   --------    -----
 Year ended December 28, 1997:
   U.S. Federal...............  $  (923)  $(3,215)   $(4,138)
   State and local............     (213)     (649)      (862)
                                -------   -------    -------
                                $(1,136)  $(3,864)   $(5,000)
                                =======   =======    =======
Year ended December 29, 1996:
   U.S. Federal...............  $ 2,884    $ (534)   $ 2,350
   State and local............    1,029      (209)       820
                                -------    ------    -------
                                $ 3,913    $ (743)   $ 3,170
                                =======    ======    =======
Year ended December 31, 1995:
   U.S. Federal...............  $2,403     $   12    $ 2,415
   State and local............     629          3        632
                                ------     ------    -------
                                $3,032     $   15    $ 3,047
                                ======     ======    =======

    The differences between income taxes at the statutory Federal income tax rate of 34% and income tax (benefit) expense reported in the consolidated statements of operations are as follows:

                                                        1997        1996       1995
                                                       ------      ------     ------
Federal statutory income tax rate ................     34.0%        34.0%      34.0%
State income taxes, net of federal benefit .......      5.0          5.0        4.2
Nondeductible merger and conversion expenses .....       --         11.1         --
Meals and entertainment ..........................      1.5           .6         .3
FICA tip credit ..................................     (7.3)       (11.2)      (5.2)
Other ............................................     (4.2)        (1.8)      (1.7)
                                                       ----         ----       ----
          Effective tax rates ....................     29.0%        37.7%      31.6%
                                                       ====         ====       ====

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 28, 1997 and December 29, 1996 are presented below:

                                                                   1997       1996
                                                                 -------     -------
Deferred tax assets:
 Provisions for restaurant closings, and other charges......     $ 4,558     $   599
 Deferred rent .............................................         556         490
 Alternative minimum taxes and general
  business credit carryforwards ............................       2,704         785
 Conversion costs not currently deductible .................         122         129
 Net operating loss carryforwards ..........................         681          --
 Accrued health insurance not currently deductible .........         132         122
 Accrued workers' compensation not currently deductible ....         212          36
 Other .....................................................         217          47
                                                                 -------     -------
      Total gross deferred tax assets ......................       9,182       2,208
 Less valuation allowance ..................................      (1,700)         --
                                                                 -------     -------
      Net deferred tax assets ..............................       7,482       2,208
                                                                 -------     -------
Deferred tax liabilities:
 Property and equipment due to differences in
  depreciation and amortization ............................      (2,347)     (1,187)
 Preopening costs expensed for tax purposes when incurred ..        (720)       (430)
 Other .....................................................          (7)        (47)
                                                                 -------     -------
      Total gross deferred liabilities .....................      (3,074)     (1,664)
                                                                 -------     -------
      Net deferred tax assets...............................      $4,408     $    544
                                                                 =======     =======

    The valuation allowance for deferred tax assets as of December 28, 1997 was $1,700,000. No valuation allowance was established at December 29, 1996. The net change in the valuation allowance for the years ended December 28, 1997, December 29, 1996 and December 31, 1995 was an increase of $1,700,000, a decrease of $45,000 and an increase of $45,000, respectively. In assessing the realizability of deferred tax assets, the Company's management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, the Company's management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance, at December 28, 1997. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

    At December 28, 1997, the Company had net operating loss carryforwards for federal income tax purposes of $2,350,000 which are available to offset future taxable income, if any, through 2012. In addition, the Company had alternative minimum tax and other general business credit carryforwards of approximately $2,700,000 which are available to reduce federal regular income taxes, if any, over an indefinite period.

(8)  EMPLOYEE BENEFIT PLANS

    The Company provides employees who meet minimum service requirements with retirement benefits under a 401(k) salary reduction and profit sharing plan (the "RARE Plan"). Under the plan, employees may make contributions of between 1% and 20% of their annual compensation. The Company is required to make an annual matching contribution up to a maximum of 2.5% of employee compensation. Additional contributions are made at the discretion of the Board of Directors. The Company's expense under the plan was $260,000, $220,000, and $200,000 for 1997, 1996 and 1995, respectively.

    Commencing April 1, 1996, the Company provided a 401(k) salary reduction plan to Bugaboo Creek Steak House employees (the "Bugaboo Creek Plan"). Under the Bugaboo Creek Plan, employees made contributions of between 1% and 15% of their annual compensation. The Company made a matching contribution of 10% of the first 6% contributed by each employee. All employees of Bugaboo Creek Steak House prior to the merger with one year and 1,000 hours of service are eligible for the Bugaboo Creek Plan. The Company's expense under the Bugaboo Creek Plan was $20,000 for 1996. Effective in 1997, the Company merged the Bugaboo Creek Plan into the RARE Plan.

(9)  LEASES AND RELATED COMMITMENTS

    The Company is obligated under various capital leases for certain restaurant facilities that expire at various dates during the next 25 years. At December 28, 1997, the gross amount of restaurant facilities and related accumulated amortization recorded under capital leases were as follows:

                                               DECEMBER 28,
                                                 1997
                                               -----------
   Buildings................................    $5,600

   Less accumulated amortization............       142
                                                ------
   Net book value of assets held under
     capital leases.........................    $5,458
                                                ======

    Amortization of assets held under capital leases is included with depreciation and amortization - restaurants.

    The Company has noncancelable operating leases for restaurant facilities. Rental payments include minimum rentals, plus contingent rentals based on restaurant sales at the individual stores. These leases generally contain renewal options for periods ranging from five to 15 years and require the Company to pay all executory costs such as insurance and maintenance. Under the provisions of certain leases, there are certain rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the life of the anticipated lease terms. The Company also leases vehicles and equipment under operating leases.

    Future minimum lease payments under capital lease obligations and noncancelable operating leases at December 28, 1997 are as follows (in thousands):

       YEARS ENDING AT OR
       ABOUT DECEMBER 31:    CAPITAL   OPERATING
      --------------------   -------   ---------
             1998.........   $   518    $ 9,684
             1999.........       518      9,959
             2000.........       518      9,756
             2001.........       518      9,453
             2002.........       549      9,178
             Thereafter...    10,062     44,369
                             -------    -------
      Total minimum lease
      payments                12,683    $92,399
                                        =======
      Less imputed
      interest (at 9%)         7,114
                             -------
      Present value of
      minimum lease
      payments                 5,569

      Less current
      maturities                 518
                             -------
      Obligations under
      capital leases,
      excluding current
      maturities             $ 5,051
                             =======

    Rental expense consisted of the following amounts (in thousands):

                                         1997       1996       1995
                                        ------     ------     ------
Minimum lease payments ............     $8,252     $6,218     $5,207
Contingent rentals ................        686        640        536
                                        ------     ------     ------
      Total rental expense ........     $8,938     $6,858     $5,743
                                        ======     ======     ======

    Future minimum lease payments to related parties aggregated $197,000 at December 28, 1997.

    Rental expense includes approximately $106,000, $120,000, and $163,000 for 1997, 1996, and 1995, respectively, for rents paid to entities in which certain of the Company's directors have a financial interest.

    The Company has guaranteed a restaurant lease of a franchisee that expires in 1999. Future minimum lease payments under this lease aggregated approximately $267,000 at December 28, 1997. The stockholders of the franchisee have agreed to indemnify the Company for any loss under this lease guarantee. In addition, the Company has guaranteed lease payments of a lease assignee in a former Company-leased location. Future minimum lease payments under this lease aggregate approximately $323,000 at December 28, 1997. The Company does not believe that these guarantees subject it to a material risk of loss.

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

(10)  RELATED PARTY TRANSACTIONS

    During 1997, 1996, and 1995, RDM Design, a company owned by a relative of two Company directors, provided architectural design services to the Company. Fees paid for these services (including payments for subcontracted engineering services) amounted to $11,000, $114,000, and $961,000 for the years 1997, 1996, and 1995, respectively.

(11)  SHAREHOLDERS' EQUITY

    On April 1, 1996, the Company closed a public offering for 1,875,000 shares of common stock. Net proceeds to the Company from this offering were approximately $38,000,000, including the underwriters' overallotment.

    In 1997, the Company entered into a Shareholder Protection Rights Agreement (the "Rights Agreement") and declared a dividend distribution of one "Right" for each outstanding share of common stock. The Rights initially have an exercise price of $48.00 per share, and will become exercisable only under certain conditions relating to an actual or threatened change in control of the Company. Under certain conditions the rights will entitle the holder thereof to purchase from the Company that number of shares of the Company's Common Stock (or, under certain conditions, an acquiring company's equity securities) having a value equal to twice the exercise price for an amount equal to the exercise price. The Company will be entitled to redeem the Rights at $0.01 at any time prior to the "Flip-in Date" (as that term is defined in the Rights Agreement). Until such time as they become exercisable, the Rights have no dilutive effect on the earnings per share of the Company.

(12)  STOCK OPTIONS

    The Company's 1997 Long-Term Incentive Plan (the "1997 Stock Option Plan") provides for the granting of incentive stock options (subject to shareholder approval), nonqualified stock options, stock appreciation rights, performance units, restricted stock, dividend equivalents and other stock based awards to employees, officers, directors, consultants, and advisors. The Company's 1992 Incentive Plan (the "1992 Stock Option Plan") provides for the granting of incentive stock options, nonqualified stock options, and stock appreciation rights to key employees and directors, based upon selection by the Stock Option Committee. All stock options issued under the 1997 Stock Option Plan and the 1992 Stock Option Plan were granted at prices which equate to or were higher than current market value on the date of the grant and must be exercised within ten years from the date of grant. The 1997 Stock Option Plan and the 1992 Stock Option Plan authorized the granting of options to purchase 750,000 shares of common stock and 1,500,000 shares of common stock, respectively.

    The 1994 Bugaboo Creek Stock Option Plan (the "1994 Stock Option Plan") provides for the granting of options to acquire approximately 306,550 shares of the Company's common stock to directors, officers, and key employees. Through December 28, 1997, approximately 214,050 options have been awarded pursuant to the terms of the 1994 Stock Option Plan. Options awarded under the 1994 Stock Option Plan prior to the merger were adjusted based on the exchange ratio of
1.78 shares of common stock of Bugaboo Creek Steak House, Inc. for each share of the Company's common stock. Options awarded under the 1994 Stock Option Plan are generally granted at prices which equate to current market value on the date of the grant, are generally exercisable after two to three years, and expire ten years subsequent to award.

    During 1995, the Company granted 2,500 nonqualifying options to a director of the Company at the closing price of $9.50 on the date of grant.

    The Company applies APB 25 in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value methodology prescribed under SFAS No. 123 the Company's 1997, 1996 and 1995 net (loss) earnings and net
(loss) earnings per
share would have been reduced by approximately $1,002,000, $705,000, and $84,000 or approximately $0.09, $0.06 and $0.01 per share, respectively. The effects of disclosing compensation cost under SFAS No. 123 may not be representative of the effects on reported earnings for future years. The fair value of the options granted during 1997, 1996 and 1995 is estimated at $3,384,000, $1,593,000 and
$2,998,000, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero, volatility of 20%, risk-free interest rate of 6%, and an average expected life of eight years.

    As of December 28, 1997 and December 29, 1996 options to purchase 367,281 and 436,898 shares, respectively, were exercisable at a weighted-average exercise price of $16.37 and $14.10 per share, respectively. Option activity under the Company's stock option plans is as follows:


                                                                  WEIGHTED
                                               SHARES          AVERAGE PRICE
                                            -----------        -------------
  Outstanding at December 31, 1994            1,126,818            $14.10
  Granted in 1995........................       512,586             18.68
  Exercised in 1995......................        (8,300)            11.20
  Canceled in 1995.......................       (61,127)            19.45
                                            -----------
  Outstanding at December 31, 1995.......     1,569,977             15.40
  Granted in 1996........................       162,115             21.56
  Exercised in 1996......................       (67,367)            10.10
  Canceled in 1996.......................      (253,959)            21.39
  Outstanding at December 29, 1996.......     1,410,766             15.28
                                            -----------
  Granted in 1997........................       995,150             14.47
  Exercised in 1997......................      (289,980)             8.81
  Canceled in 1997.......................      (642,843)            17.72
                                           ------------
  Outstanding at December 28, 1997.......     1,473,093             14.79
                                            ===========

The following table summarizes information concerning currently outstanding and exercisable options:

                                              OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                      ------------------------------------  ------------------------
                                                   WEIGHTED-    WEIGHTED-                  WEIGHTED-
                                                    AVERAGE      AVERAGE                    AVERAGE
                                        NUMBER     REMAINING    EXERCISE       NUMBER      EXERCISE
RANGE OF EXERCISE PRICES (IN DOLLARS) OUTSTANDING    LIFE         PRICE      EXERCISABLE     PRICE
--------------------------------------------------------------------------  -----------------------
$8.75 to $10......................    301,400        9.0       $ 9.39           54,840    $  9.39
$10.01 to $15.....................    627,850        9.2        13.44           95,980      13.04
$15.01 to $20.....................    330,263        8.2        17.60          116,265      17.60
$20.01 to $25.....................    208,580        7.5        21.88           98,696      22.00
$25.01 to $27.25..................      5,000        8.3        27.25            1,500      27.25

(13)  COMMITMENTS AND CONTINGENCIES

JOINT VENTURES

    Several of the Company's joint venture agreements and employment agreements with joint venture partners and restaurant managers require or provide the Company with the option to purchase the managers' interests upon termination of the joint venture. The purchase prices are based upon certain multiples of the relevant restaurant's cash flow.

SHAREHOLDER SUIT

    In February 1994, the Company, several directors, and the two managing underwriters of its previous public offering were named as defendants in a lawsuit filed as a class action in the United States District Court in Atlanta, Georgia. The suit was filed by a shareholder of the Company who claimed to represent a class of all persons who purchased the Company's common stock between July 27, 1992 and June 17, 1993.

    The plaintiff alleged that the defendants made material misrepresentations and omissions in connection with the financial condition of the Company and sought compensatory damages and other relief. A total consideration of $1.4 million was paid in settlement of the case in 1997, the major portion of which was funded by an officers and directors liability insurance policy.
The cost to the Company, including related attorneys' fees, was approximately $605,000.

PURCHASE COMMITMENTS

    The Company has entered into certain purchasing agreements with certain meat suppliers requiring the Company to purchase contracted quantities of meat at established prices through their expiration on varying dates in 1998. The quantities contracted for are based on usage projections management believes to be conservative estimates of actual requirements during the contract terms. The Company does not anticipate any material adverse effect on its results of operations or financial position from these contracts.

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

    Letters of credit for $1,352,000 at December 28, 1997 are being maintained as security under the Company's workers' compensation policies.

    The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company's financial position or results of operations.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information about directors and nominees for director and executive officers of the Registrant is incorporated herein by reference from the sections of the Registrant's definitive Proxy Statement to be delivered to shareholders of the Registrant in connection with the annual meeting of shareholders to be held May 20, 1998 (the "Proxy Statement") entitled "Election of Directors -- Certain Information Concerning Nominees and Directors," and "-- Meetings of the Board of Directors and Committees" and "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding executive compensation is incorporated herein by reference from the section of the Proxy Statement entitled "Executive Compensation." In no event shall the information contained in the Proxy Statement under the sections entitled "Shareholder Return Analysis," or "Compensation and Stock Option Committees' Report on Executive Compensation" be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item is incorporated herein by reference from the section of the Proxy Statement entitled "Beneficial Owners of More Than Five Percent of the Company's Common Stock; Shares Held by Directors and Executive Officers."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding Certain Relationships and Related Transactions is incorporated herein by reference from the section of the Proxy Statement entitled "Certain Transactions."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) LISTING OF FINANCIAL STATEMENTS

The following financial statements of the Registrant are set forth herein in
Part II, Item 8:

    Consolidated Balance Sheets as of December 28, 1997 and December 29, 1996

    Consolidated Statements of Operations - For Each of the Years in the Three-Year Period Ended December 28, 1997

    Consolidated Statements of Shareholders' Equity - For Each of the Years in the Three-Year Period Ended December 28, 1997

    Consolidated Statements of Cash Flows - For Each of the Years in the Three-Year Period Ended December 28, 1997

    Notes to Consolidated Financial Statements

    Independent Auditors' Report

(A)(2) LISTING OF FINANCIAL STATEMENT SCHEDULES

    Not applicable.

(A)(3) LISTING OF EXHIBITS

 EXHIBIT
 NUMBER                           DESCRIPTION OF EXHIBITS
----------         -----------------------------------------------------
     3(a)     --Articles of Incorporation of the Registrant
     3(b)     --Bylaws of the Registrant
     4(a)     -- See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation and Bylaws of the
                  Registrant defining rights of holders of Common Stock of the
                  Registrant
     4(b)     -- Specimen Stock Certificate for the Common Stock of the
                  Registrant
     4(c)     -- Shareholder Protection Rights Agreement, dated as of
                  November 4, 1997, between RARE Hospitality International, Inc.
                  and SunTrust Bank, Atlanta, as Rights Agent (which includes as
                  Exhibit B thereto the Form of Right Certificate) (incorporated herein by reference from Exhibit 99.1 of the Registrant's Form
                  8-K dated November 4, 1997).
     10(a)    -- Line of Credit Agreement dated as of December 18, 1996 by and among Longhorn Steaks, Inc. and First Union National Bank of Georgia (incorporated herein by reference from Exhibit
                  10(a) of the Registrant's annual report on Form 10-K for the fiscal year ended December 29, 1996).
     10(b)    -- First Amendment to Line of Credit Agreement dated as of
                  November 6, 1997, by and among RARE Hospitality International,
                  Inc. and First Union National Bank (incorporated herein by reference from Exhibit 10.1 of the registrant's quarterly
                  report on Form 10-Q for the quarter ended September 28, 1997).
     10(c)    -- Second Amendment to Line of Credit Agreement dated as of
                  March 27, 1998, by and among RARE Hospitality International,
                  Inc. and First Union National Bank.
     10(d)    -- Credit Agreement dated as of December 18, 1996 by and among
                  Longhorn Steaks, Inc. and several lenders with First Union
                  National Bank of Georgia as Agent and Fleet National Bank as
                  Co-Agent (incorporated herein by reference from Exhibit
                  10(b) of the Registrant's annual report on Form 10-K for the fiscal year ended December 29, 1996).
     10(e)    -- First Amendment to Credit Agreement dated as of November 6,
                  1997, by and among RARE Hospitality International, Inc. and several lenders with First Union National Bank as Agent and
                  Fleet National Bank as Co-Agent (incorporated herein by
                  reference from Exhibit 10.1 of the registrant's quarterly
                  report on Form 10-Q for the quarter ended September 28, 1997).
     10(f)    -- Second Amendment to Credit Agreement dated as of March 27,
                  1998, by and among RARE Hospitality International, Inc. and several lenders with First Union National Bank as Agent and
                  Fleet National Bank as co-Agent.
Executive Compensation Plans and Arrangements.
     10(g)    -- Longhorn Steaks, Inc. Amended and Restated 1992 Incentive
                  Plan (incorporated by reference from Exhibit 10(n) to
                  Registration Statement on Form S-1, Registration Statement No.
                  33-45695).
     10(h)    -- Longhorn Steaks, Inc. 1996 Stock Plan for Outside Directors
                  (incorporated by reference from Exhibit 4(c) to Registration
                  Statement on Form S-8, Registration No. 333-11963).
     10(i)    -- RARE Hospitality International, Inc. 1997 Long-Term
                  Incentive Plan.
     10(j)    -- Amendment No. 1 to RARE Hospitality International, Inc.
                  1997 Long-Term Incentive Plan.
     10(k)    -- Employment Agreement dated February 13, 1992 between the
                  Registrant and George W. McKerrow, Sr. (incorporated by
                  reference from Exhibit 10(o) to Registration Statement on Form
                  S-1, Registration Statement No. 33-45695).
     10(l)    -- Employment Agreement dated February 13, 1992 between the
                  Registrant and George W. McKerrow, Jr. (incorporated by
                  reference from Exhibit 10(p) to Registration Statement on Form
                  S-1, Registration Statement No. 33-45695).
     10(m)    -- Employment Agreement dated September 30, 1997 between the
                  Registrant and Philip J. Hickey, Jr.
     10(n)    -- Employment Agreement dated October 16, 1997 between the
                  Registrant and Eugene I. Lee.
     10(o)    -- Employment Agreement dated November 3, 1997 between the
                  Registrant and William A. Burnett.
     21       -- Subsidiaries of the Company.
     23(a)    -- Consent of KPMG Peat Marwick LLP.
     27(a)    -- 1997 Financial Data Schedule.
     27(b)    -- 1996 Restated Financial Data Schedule.

(B) REPORTS ON FORM 8-K

    One report on Form 8-K was filed during the last quarter of the period covered by this report, a report dated November 4, 1997.

(C) EXHIBITS

    The exhibits in response to this Report are listed under Item 14(a)(3) above.

(D) FINANCIAL STATEMENT SCHEDULES

    See Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RARE Hospitality International, Inc.

                          By: /s/ Philip J. Hickey, Jr.
                              --------------------------------
                                  Philip J. Hickey, Jr.
                                   President and COO

Date: March 30, 1998

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By  /s/ George W. McKerrow, Jr.
   -------------------------------------------------      Date March 30, 1998
    George W. McKerrow, Jr.
    Chairman and Chief Executive Officer
    (Principal Executive Officer)



By  /s/ Philip J. Hickey, Jr.
   -------------------------------------------------      Date March 30, 1998
    Philip J. Hickey, Jr.
    President, Chief Operating Officer and Director



By  /s/ Benjamin A. Waites
   -------------------------------------------------      Date March 30, 1998
    Benjamin A. Waites
    Controller and Assistant Secretary (Principal
    Financial and Accounting Officer)



By  /s/ George W. McKerrow, Sr.
   -------------------------------------------------      Date March 30, 1998
    George W. McKerrow, Sr.
    Director



By
   -------------------------------------------------      Date March   , 1998
    Edward P. Grace, III
    Director



By  /s/ Ronald W. San Martin
   -------------------------------------------------      Date March 30, 1998
    Ronald W. San Martin
    Director



By  /s/ John G. Pawly
   -------------------------------------------------      Date March 30, 1998
    John G. Pawly
    Director



By  /s/ Don L. Chapman
   -------------------------------------------------      Date March 30, 1998
    Don L. Chapman
    Director