Form 10-Q
period 1998-03-29
RARE HOSPITALITY INTERNATIONAL INC
filed 1998-05-13
CIK 883976

                                  United States

                       Securities and Exchange Commission

                              Washington, DC 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 29, 1998

                         Commission file number 0-19924

                      RARE Hospitality International, Inc.
             (Exact name of registrant as specified in its charter)

               Georgia                                58-1498312
   --------------------------------------------------------------------
   (State or other jurisdiction of                (I. R. S. Employer
    incorporation or organization)                Identification No.)

   8215 Roswell RD; Bldg 200;      Atlanta, GA                30350
 ------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

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

                                                      XX Yes   No
                                                      --    --

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                         Outstanding as of May 8, 1998
          -----                         -----------------------------
   Common Stock, no par value                     12,008,608 shares

                         Part I. Financial Information
                          Item 1. Financial Statements

                      RARE Hospitality International, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)


                                                     (unaudited)
               Assets                     12/28/97      03/29/98
               ------                     --------      --------
Current assets:
   Cash and cash equivalents              $  1,752      $  6,851
   Marketable debt securities                  609           609
   Accounts receivable                       2,054         1,921
   Inventories                               9,152         9,081
   Prepaid expenses                          1,373           959
   Pre-opening costs, net of
     accumulated amortization                3,385         2,382
   Refundable income taxes                   6,900         4,900
                                          --------      --------
      Total current assets                  25,225        26,703

Property and equipment, less
   accumulated depreciation and
   amortization                            155,758       156,869
Goodwill, less accumulated
  amortization                               5,304         5,236
Deferred income taxes                        4,408         3,397
Other                                        2,356         2,191
                                          --------      --------
      Total assets                        $193,051      $194,396
                                          ========      ========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                       $ 12,739      $  6,276
   Accrued expenses                         14,873        18,416
   Current installments of
    obligations under capital leases           518           518
                                          --------      --------
      Total current liabilities             28,130        25,210

Long-term debt                              43,000        43,000
Obligations under capital leases,
  net of current installments                5,051         5,004
                                          --------      --------
      Total liabilities                     76,181        73,214
                                          --------      --------

Minority Interest                            4,890         6,223

Shareholders' equity:
   Preferred stock                              --            --
   Common stock                            103,981       104,289
   Retained earnings                         7,999        10,670
                                          --------      --------
     Total shareholders' equity            111,980       114,959
                                          --------      --------

     Total liabilities and
       shareholders' equity               $193,051      $194,396
                                          ========      ========

  See accompanying notes to consolidated financial statements.

                      RARE Hospitality International, Inc.
                      Consolidated Statements of Earnings
            For the Quarters Ended March 30, 1997 and March 29, 1998
                     (In thousands, except per share data)
                                  (unaudited)


Revenues:                                         1997         1998
                                                -------      -------
  Restaurant sales:
    LongHorn Steakhouse                         $41,177      $52,865
    Bugaboo Creek Steak House                    11,226       12,499
    The Capital Grille                            8,205       11,861
    Specialty concepts                            2,715        1,551
                                                -------      -------
      Total restaurant sales                     63,323       78,776
    Franchise revenues                               27           --
                                                -------      -------
      Total revenues                             63,350       78,776
                                                -------      -------

Costs and expenses:
Cost of restaurant sales                         22,749       29,288
Operating expenses - restaurants                 28,148       34,648
Depreciation and amortization - restaurant        3,525        4,520
General and administrative expenses               4,338        5,328
                                                -------      -------
   Total costs and expenses                      58,760       73,784
                                                -------      -------

   Operating income                               4,590        4,992

Interest expense, net                               150          764
Minority interest                                   339          407
                                                -------      -------
   Earnings before income taxes                   4,101        3,821

Income taxes                                      1,230        1,150
                                                -------      -------

   Net earnings                                 $ 2,871      $ 2,671
                                                =======      =======

Basic earnings per common share                 $  0.25      $  0.22
                                                =======      =======

Diluted earnings per common share               $  0.24      $  0.22
                                                =======      =======


See accompanying notes to consolidated financial statements.

                      RARE Hospitality International, Inc.

                       Statement of Shareholders' Equity
                      for the Quarter Ended March 29, 1998
                                  (unaudited)



                                     Common Stock                         Total
                                     ------------          Retained    shareholders'
                                 Shares        Amount      earnings       equity
                                 ------        ------      --------       ------

Balances, December 28, 1997      11,979      $103,981      $ 7,999      $111,980
Net earnings                         --            --        2,671         2,671
Issuance of shares pursuant
  to exercise of stock
  options                            29           308           --           308
                                 ------      --------      -------      --------

Balances, March 29, 1998         12,008      $104,289      $10,670      $114,959
                                 ======      ========      =======      ========


     See accompanying notes to consolidated financial statements.

                      RARE Hospitality International, Inc.
                     Consolidated Statements of Cash Flows
            For the Quarters Ended March 30, 1997 and March 29, 1998
                                 (In thousands)
                                  (unaudited)


                                                              1997          1998
                                                            -------       -------
Cash Flows From operating activities:
   Net earnings                                             $ 2,871       $ 2,671
   Adjustments to reconcile Net Earnings to net cash
     provided by operating activities:
     Depreciation and amortization                            3,614         4,730
     Changes in working capital accounts                     (2,535)       (2,887)
     Minority interest                                          339           407
     Preopening costs                                          (686)         (319)
     Deferred tax (benefit) expense                             501         1,011
                                                            -------       -------
       Net cash provided by (used in) operating
       activities                                             4,104         5,613
                                                            -------       -------

Cash flows from investing activities:
  Proceeds from maturity of marketable debt securities          253            --
  Purchase of property and equipment                         (6,739)       (4,451)
  Asset acquisitions                                         (2,016)           --
                                                            -------       -------
      Net cash used in investing activities                  (8,502)       (4,451)
                                                            -------       -------

Cash flows from financing activities:
  Proceeds from (repayments of)lines of credit                5,000            --
  Proceeds from minority partners' contributions                524         1,644
  Distributions to minority partners                           (894)         (718)
  Increase in bank overdraft included in accounts
    payable                                                   1,492         2,750
  Principal payments on capital leases                           --           (47)
  Proceeds from exercise of stock options                        72           308
                                                            -------       -------
    Net cash provided by financing activities                 6,194         3,937


Net increase in cash and cash equivalents                     1,796         5,099
Cash and cash equivalents, beginning of period                6,478         1,752
                                                            -------       -------
Cash and cash equivalents, end of period                    $ 8,274       $ 6,851
                                                            =======       =======


       See accompanying notes to consolidated financial statements.

RARE Hospitality International, Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. (the "Company") as of December 28, 1997 and March 29, 1998 and for the quarters ended March 29, 1998 and March 30, 1997 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 28, 1997.

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

2. Income Taxes

   Income tax expense for the quarter has been provided for based on the estimated effective tax rate expected to be applicable for the full 1998 fiscal year. The effective income tax rate of 30.1% for the quarter ended March 29, 1998 differs from applying the statutory federal income tax rate of 34% to pre-tax income primarily due to employee FICA tip tax credits (a reduction in income tax expense) offset by state income taxes.

3. Long-Term Debt

At March 29, 1998, $43.0 million was outstanding under the Company's $60.0 million revolving credit agreement at a weighted average interest rate equal to 6.6875%.

4. Earnings Per Share

Basic earnings per share is equal to net earnings divided by the weighted average number of common shares outstanding for the quarter. Diluted earnings per share is equal to net earnings divided by the weighted average number of common shares outstanding for the quarter, after giving effect to dilutive stock options. The number of shares used in the basic earnings per common share calculation for the quarters ended March 29, 1998 and March 30, 1997 was 11,981,000 and 11,661,000, respectively. The number of shares used for the diluted earnings per share calculation for the quarters ended March 29, 1998 and March 30, 1997 was 11,990,000 and 11,727,000, respectively.

5. Comprehensive Income

In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130, which is effective for the Company's fiscal 1998, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For the quarter ended March 29, 1998, there were no differences between the Company's net income and comprehensive income.

Item 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Quarter ended March 29, 1998 compared to quarter ended March 30, 1997

REVENUES

The Company currently derives all of its revenues from restaurant sales. Total revenues increased 24.4% to $78.8 million for the first quarter of 1998 compared to $63.4 million for the first quarter of 1997.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants increased 28.4% to $52.9 million for the first quarter of 1998 compared to $41.2 million for the first quarter of the prior year. The increase reflects a 21.4% increase in restaurant weeks in the first quarter as compared to the same period of the prior year, resulting from an increase in the restaurant base from 79 LongHorn Steakhouse restaurants at the end of the first quarter of 1997 to 95 at the end of the first quarter of 1998. Average weekly sales for all LongHorn Steakhouse restaurants in the first quarter of 1998 were $42,900, a 5.7% increase over the comparable period in 1997. Same store sales for the 64 comparable LongHorn Steakhouse restaurants increased 5.2% in the first quarter of 1998 as compared to the same period in 1997, primarily due to an increase in customer counts. Same store sales for the quarter ended March 29, 1998 consists of sales at restaurants opened prior to July 1, 1996.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants increased 11.3% to $12.5 million for the first quarter of 1998 compared to $11.2 million for the same period in 1997. Average weekly sales for all Bugaboo Creek Steak House restaurants in the first quarter of 1998 were $60,100, a 2.6% decrease from the comparable period for 1997. Same store sales for the 14 comparable Bugaboo Creek Steak House restaurants in the first quarter of 1998 decreased 6.5% as compared to the same period in 1997, primarily due to a decrease in customer counts. The percentage rate of decrease in average weekly sales was less than the percentage decrease in same store sales due to the higher than system average sales volumes for the two Bugaboo Creek Steak House restaurants that opened during 1997.



The Capital Grille:

Sales in The Capital Grille restaurants increased 44.6% to $11.9 million for the first quarter of 1998 compared to $8.2 million for the same period in 1997. The increase reflects a 60.5% increase in restaurant weeks in the first quarter of 1998 as compared to the same period in 1997, resulting from an increase in the restaurant base from seven The Capital Grille restaurants at the end of the first quarter of 1997 to 10 restaurants at the end of the first quarter of 1998. Average weekly sales for all The Capital Grille restaurants in the first quarter of 1998 were $91,200, a 10.0% decrease from the comparable period in 1997. The decrease in average weekly sales is primarily due to the lower than system average sales volumes at one of the Company's newest The Capital Grille restaurants, which opened in the fourth quarter of 1997. Same Store sales for the four comparable The Same Store Capital Grille restaurants increased 5.2% in the first quarter of 1998 as compared to the same period in 1997, which is primarily attributable to an increase in customer counts.

Company-wide:

Franchise revenues were eliminated prior to the first quarter of 1998. During 1997, the two remaining LongHorn Steakhouse restaurants, which operated as franchises and paid royalties, were acquired by the Company.

COSTS AND EXPENSES

Cost of restaurant sales as a percentage of restaurant sales increased to 37.2% for the first quarter of 1998 as compared to 35.9% for the same period of 1997. The increase was primarily due to i) lower contracted beef prices for the first quarter of 1997 as compared to the first quarter of 1998, ii) higher average produce prices in the first quarter of 1998 as compared to the first quarter of 1997, and iii) the waste associated with an increased emphasis on meat cutting standards at the unit level in the LongHorn Steakhouse division. During January 1998, the Company was purchasing most of its meat at spot market prices, which were higher than the average prices paid under contracts in place during 1997. Effective in February 1998, the Company began purchasing meat under a new contract at prices which reduced the cost of restaurant sales as a percentage of restaurant sales for the remainder of the first quarter of 1998.

Restaurant operating expenses as a percentage of restaurant sales decreased to 44.0% for the first quarter of 1998 as compared to 44.5% for the same period in 1997. This was due to greater leverage of fixed and semi-fixed expenses, offset by incremental labor. These changes primarily resulted from start-up expenses associated with the new unit openings which occurred in the fourth quarter of 1997 and the first quarter of 1998. Restaurant depreciation and amortization increased 28.2% to $4.5 million from $3.5 million in the corresponding period of the prior year primarily due to the construction of new restaurants.

General and administrative expenses as a percentage of total revenues remained flat at 6.8% for the first quarter of 1998 as compared to the corresponding period of the prior year.

As a result of the relationships between revenues and expenses discussed above, the Company's operating income increased to $5.0 million for the first quarter of 1998 as compared to $4.6 million for the corresponding period of the prior year.

Interest expense, net increased to $764 thousand in the first quarter of 1998 from $150 thousand for the same period of the prior year due to an increase in the average balance outstanding under the Company's revolving credit agreements.

Minority interest expense increased to $407 thousand for the first quarter of 1998 from $339 thousand for the same period of the prior year due to an increase in the number of LongHorn Steakhouse restaurants operated under joint venture agreements.

Income tax expense for the first quarter of 1998 was 30.1% of earnings before income taxes. This compares to 30.0% of earnings before income taxes for the first quarter of 1997. The Company's effective income tax rate differs from applying the statutory federal income tax rate of 34% to pre-tax income primarily due to employee FICA tip tax credits and state income taxes.

Net earnings decreased 7.0% to $2.7 million for the first quarter of 1998 from net earnings of $2.9 million for the first quarter of 1997, reflecting the net effect of the items discussed above.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first quarter of 1998 the Company's principal source of working capital was cash provided by operating activities ($5.6 million). The principal use of working capital was related to capital expenditures ($4.5 million) for new and improved facilities. As of March 29, 1998, $43.0 million was outstanding and $17.0 million was available under the Company's $60.0 million revolving credit facility which, coupled with internally generated funds, should fund expansion through 1998.

The Company intends to open approximately 8 Company-owned and joint venture Longhorn Steakhouse restaurants, two Bugaboo Steakhouse restaurants and two The Capital Grille restaurants in fiscal year 1998. The Company estimates that its capital expenditures for fiscal year 1998 will be approximately $38-40 million. This estimate of capital expenditures is a forward looking statement, and actual capital expenditures could differ materially from this estimate due to any number of factors, including the total number of restaurants constructed and the ownership vs. ground lease of restaurant sites. During the first quarter of 1998, the Company opened one LongHorn Steakhouse, and closed two other restaurants for which the Company had provided reserves in the fourth quarter of 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued, SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be presented. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

The American Institute of Certified Public Accountants has issued a Statement of Position ("SOP"), "Reporting on the Costs of Start-up Activities," which will require all entities to expense the costs of start-up activities as incurred. The SOP is effective for financial statements for periods beginning after December 15, 1998. The Company is evaluating the impact of this SOP.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits Filed.

          10(p)- Employment Agreement dated

    between the Registrant and W. Douglas Benn

          27   - Financial Data Schedule (for SEC use only)

   (b) Reports filed on Form 8-K.
          None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RARE Hospitality International, Inc.




Date: May 13, 1998               /s/ W. Douglas Benn
     -----------------------     -------------------
                                     W. Douglas Benn
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial
                                     Officer and Chief
                                     Accounting Officer, and
                                     a duly authorised officer)