Form 10-Q
period 1998-06-28
RARE HOSPITALITY INTERNATIONAL INC
filed 1998-08-12
CIK 883976

                                 United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of

                      the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 28, 1998

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
                                  XX Yes      No
                                  --       --

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                         Outstanding as of August 3, 1998
          ------                        --------------------------------
   Common Stock, no par value                     12,072,106 shares

Part I. Financial Information
Item 1. Financial Statements

              RARE Hospitality International, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                            (In thousands, unaudited)

                                                  June 28,          December 28,
                    Assets                          1998                1997
                    ------                       ----------         ------------
Current assets:
   Cash and cash equivalents                      $  3,315            $  1,752
   Marketable debt securities                          648                 609
   Accounts receivable                               2,401               2,054
   Inventories                                       8,847               9,152
   Prepaid expenses                                    685               1,373
   Pre-opening costs, net of
     accumulated amortization                        1,828               3,385
   Refundable income taxes                           3,900               6,900
                                                  --------            --------
       Total current assets                         21,624              25,225

Property and equipment, less
  accumulated depreciation and
  amortization                                     161,698             155,758
Goodwill, less accumulated
  amortization                                       5,159               5,304
Deferred income taxes                                4,008               4,408
Other assets                                         2,212               2,356
                                                  --------           ---------
       Total assets                               $194,701            $193,051
                                                  ========           =========


Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                               $  8,907            $ 12,739
   Accrued expenses                                 14,673              14,873
   Current installments of obligations
     under capital leases                              518                 518
                                                  --------            --------
       Total current liabilities                    24,098              28,130

Long-term debt                                      40,000              43,000
Obligations under capital leases,
  net of current installments                        7,429               5,051
                                                  --------            --------
       Total liabilities                            71,527              76,181
                                                  --------            --------

Minority interest                                    5,528               4,890

Shareholders' equity:
   Preferred stock                                      --                  --
   Common stock                                    104,883             103,981
   Unearned compensation - restricted stock           (575)                 --
Retained earnings                                   13,338               7,999
                                                  --------            --------
   Total shareholders' equity                      117,646             111,980
                                                  --------            --------

   Total liabilities and
     shareholders' equity                         $194,701            $193,051
                                                  ========            ========


See accompanying notes to consolidated financial statements.

              RARE Hospitality International, Inc. and Subsidiaries
                       Consolidated Statements of Earnings
                      (In thousands, except per share data)
                                   (unaudited)

                                                  Quarter Ended               Six Months Ended
                                                  -------------               ----------------
Revenues:                                     June 28,      June 29,      June 28,      June 29,
                                                1998          1997          1998          1997
                                                ----          ----          ----          ----
  Restaurant sales:
    LongHorn Steakhouse                       $ 51,187      $ 41,496      $104,052      $ 82,673
    Bugaboo Creek Steak House                   12,044        10,477        24,543        21,703
    The Capital Grille                          12,082         9,591        23,943        17,796
    Specialty concepts                           1,688         2,705         3,239         5,420
                                              --------      --------      --------      --------
      Total restaurant sales                    77,001        64,269       155,777       127,592
    Franchise revenues                              --            --            --            27
                                              --------      --------      --------      --------
      Total revenues                            77,001        64,269       155,777       127,619
                                              --------      --------      --------      --------
Costs and expenses:
  Cost of restaurant sales                      28,103        24,086        57,391        46,835
  Operating expenses
    - restaurants                               34,357        28,935        69,005        57,088
  Depreciation and amortization
    - restaurants                                4,390         3,638         8,910         7,162
  General and administrative
    expenses                                     5,421         4,421        10,749         8,759
                                              --------      --------      --------      -------
      Total costs and expenses                  72,271        61,080       146,055       119,844
                                              --------      --------      --------      --------
  Operating income                               4,730         3,189         9,722         7,775
 Interest expense, net                             627           149         1,391           299
 Minority interest                                 285           250           692           589
                                              --------      --------      --------      --------
    Earnings before income taxes                 3,818         2,790         7,639         6,887
 Income tax expense                              1,150           837         2,300         2,060
                                              --------      --------      --------      --------
    Net earnings                              $  2,668      $  1,953      $  5,339      $  4,827
                                              ========      ========      ========      ========

 Basic earnings per common share              $   0.22      $   0.17      $   0.45      $   0.41
                                              ========      ========      ========      ========

 Diluted earnings per common
  share
                                              $   0.22      $   0.17      $   0.44      $   0.41
                                              ========      ========      ========      ========



See accompanying notes to consolidated financial statements.

              RARE Hospitality International, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity
                                 (In thousands)
                                   (unaudited)



                                                                Unearned
                                         Common Stock         compensation                    Total
                                     --------------------      -restricted     Retained    shareholders'
                                     Shares        Amount         stock        earnings       equity
                                     ------        ------         -----        --------       ------

Balances, December 28, 1997           11,979      $103,981      $     --       $  7,999      $111,980
Net earnings                              --            --            --          2,671         2,671
Issuance of shares pursuant to
  exercise of stock options               29           308            --             --           308
                                    --------      --------      --------       --------      --------
Balances, March 29, 1998              12,008       104,289            --         10,670       114,959
Net earnings                              --            --            --          2,668         2,668
Issuance of shares pursuant to
  restricted stock award                  45           575          (575)            --           --
Issuance of shares pursuant to
  exercise of stock options                2            19            --             --            19
                                    --------      --------      --------       --------      --------

Balances, June 28, 1998               12,055      $104,883      $   (575)      $ 13,338      $117,646
                                    ========      ========      ========       ========      ========




See accompanying notes to consolidated financial statements.

              RARE Hospitality International, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                             Six Months Ended
                                                            -------------------
                                                            June 28,   June 29,
                                                              1998       1997
                                                              ----       ----
Cash flows from operating activities:
  Net earnings                                              $  5,339   $  4,827
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                              9,350      7,251
    Changes in operating assets and liabilities               (6,888)   (13,130)
    Minority interest                                            692        589
    Preopening costs                                            (972)    (1,798)
    Deferred tax (benefit) expense                               500     (2,681)
                                                            --------   --------
      Net cash provided by (used in) operating
        activities                                             8,021     (4,942)
                                                            --------   --------

Cash flows from investing activities:
   Proceeds from maturity of marketable debt securities           --        252
   Purchase of property and equipment                        (10,144)   (16,249)
   Asset acquisitions                                             --     (3,262)
                                                            --------   --------

      Net cash used in investing activities                  (10,144)   (19,259)
                                                            --------   --------


Cash flows from financing activities:
   Proceeds from (repayments of)lines of credit               (3,000)    19,900
   Proceeds from minority partners' contributions              1,664      1,203
   Distributions to minority partners                         (1,718)    (1,475)
   Increase in bank overdraft included in accounts
     payable, net                                              6,507         --
   Principal payments on capital leases                          (94)        --
   Proceeds from exercise of stock options                       327        134
                                                            --------   --------
       Net cash provided by financing activities               3,686     19,762
                                                            --------   --------


Net increase (decrease) in cash and cash equivalents           1,563     (4,439)
Cash and cash equivalents, beginning of period                 1,752      6,478
                                                            --------   --------
Cash and cash equivalents, end of period                    $  3,315   $  2,039
                                                            ========   ========




See accompanying notes to consolidated financial statements.

              RARE Hospitality International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (unaudited)


1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and Subsidiaries (the "Company") as of December 28, 1997 and June 28, 1998 and for the quarters and six-month periods ended June 28, 1998 and June 29, 1997 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 28, 1997.

2. Income Taxes

Income tax expense for the quarter has been provided for based on the estimated effective tax rate expected to be applicable for the full 1998 fiscal year. The effective income tax rate of 30.1% for the six-months ended June 28, 1998 differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) partially offset by state income taxes.

3. Long-Term Debt

At June 28, 1998, $40.0 million was outstanding under the Company's $60.0 million revolving credit agreement at a weighted average interest rate equal to 6.9375%.

4. Earnings Per Common Share

Basic earnings per common share equals net earnings divided by the weighted average number of common shares outstanding and does not include the dilutive effect of stock options. Diluted earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options and restricted stock. The number of shares used in the basic earnings per common share calculation for the six month periods ended June 28, 1998 and June 29, 1997 was 11,995,000 and 11,661,000,
respectively. The number of shares used for the diluted earnings per share calculation for the six-month periods ended June 28, 1998 and June 29, 1997 was 12,068,000 and 11,726,000, respectively.

5. Comprehensive Income

In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 which is effective for the Company in 1998, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For the quarter and six-month period ended June 28, 1998, there were no differences between the Company's net earnings and comprehensive earnings.

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations


RESULTS OF OPERATIONS

REVENUES

The Company currently derives all of its revenues from restaurant sales. Total revenues increased 19.8% and 22.1% for the quarter and six-months ended June 28, 1998, respectively, from the same periods of the prior year.

Same store sales comparisons, for each of the Company's restaurant concepts, for the quarter ended June 28, 1998, consist of sales at restaurants opened prior to September 30, 1996.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the second quarter and the six-months ended June 28, 1998, increased 23.4% and 25.9%, respectively, as compared to the same periods of the prior year. The increase reflects a 18.5% and 20.0% increase in restaurant weeks in the second quarter and first six months of 1998, respectively, as compared to the same periods of the prior year, resulting from an increase in the restaurant base from 82 LongHorn Steakhouse restaurants at the end of the second quarter of 1997 to 96 restaurants at the end of the second quarter of 1998. Average weekly sales for all LongHorn Steakhouse restaurants in the second quarter of 1998 was $41,247, a 4.2% increase over the comparable period in 1997. Same store sales for the 68 comparable LongHorn Steakhouse restaurants increased 2.7% in the second quarter of 1998 as compared to the same period in 1997, primarily due to an increase in customer counts.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants for the second quarter and the six-months ended June 28, 1998 increased 15.0% and 13.1% compared to the same periods of the prior year. Average weekly sales for all Bugaboo Creek Steak House restaurants in the second quarter of 1998 were $61,451, a 6.8% increase from the comparable period for 1997. Same store sales for the 13 comparable Bugaboo Creek Steak House restaurants in the second quarter of 1998 increased 1.6% as compared to the same period in 1997, primarily due to an increase in customer counts resulting from increased marketing efforts. The increase in average weekly sales was greater than the percentage increase in same store sales due to i) the closure of one Bugaboo Creek Steak House restaurant that was operating well below the system average sales volume and ii) higher than system average sales volumes for one of the Bugaboo Creek Steak House restaurants that opened during 1997.

The Capital Grille:

Sales in The Capital Grille restaurants increased 26.0% and 34.5% for the second quarter and the six-months ended June 28, 1998, compared to the same periods in 1997. The increase reflects a 45.8% and 52.5% increase in restaurant weeks in the second quarter and first six months of 1998, respectively, as compared to the same periods in 1997, resulting from an increase in the restaurant base from eight The Capital Grille restaurants at the end of the second quarter of 1997 to 11 restaurants at the end of the second quarter of 1998. Average weekly sales for all The Capital Grille restaurants in the second quarter of 1998 were $86,302, a 13.6% decrease from the comparable period in 1997. The decrease in average weekly sales is due to i) expected lower than system average sales volumes at the Company's newer The Capital Grille restaurants and ii) unexpected significantly lower than system average sales volumes at one The Capital Grille, which opened in the fourth quarter of 1997. Same store sales for the five comparable The Capital Grille restaurants increased 6.3% in the second quarter of 1998 as compared to the same period in 1997, which is primarily attributable to an increase in customer counts.

Company-wide:

Franchise revenues were eliminated prior to the first quarter of 1998. During 1997, the two remaining LongHorn Steakhouse restaurants, which operated as a franchise and paid royalties, were acquired by the Company.

COSTS AND EXPENSES

Cost of restaurant sales as a percentage of restaurant sales decreased to 36.5% from 37.5% for the second quarter of 1998 and increased to 36.8% from 36.7% for the first six-months of 1998 as compared to the corresponding periods of 1997. The decrease in the cost of sales percentage for the second quarter of 1998 was primarily due to the favorable comparisons with the second quarter of 1997 when operational difficulties were beginning in the LongHorn concept. Additionally, effective in February 1998, the Company began purchasing meat under a new contract at prices which have stabilized the cost of restaurant sales as a percentage of restaurant sales. This contract continues for the remainder of 1998.

Restaurant operating expenses as a percentage of restaurant sales decreased to 44.6% from 45.0% for the second quarter of 1998 and to 44.3% from 44.7% for the first six-months of 1998 as compared to the corresponding periods for 1997. The second quarter decrease in operating expenses as a percentage of sales was primarily due to the increase in average unit sales providing greater leverage of fixed and semi-fixed expenses, principally management labor and certain other restaurant operating expenses.

Restaurant depreciation and amortization increased over the corresponding periods of the prior year primarily due the construction of new restaurants.

General and administrative expenses as a percentage of total revenues increased to 7.0% from 6.9% for the second quarter and remained constant at 6.9% for the first six-months of 1998 as compared to the corresponding periods of the prior year. This increase in the second quarter of 1998 is due to an increase in staffing levels to allow for future acceleration of the Company's new restaurant openings.

As a result of the relationships between revenues and expenses discussed above, the Company's operating income increased to $4.7 million for the second quarter of 1998 as compared to $3.2 million for the corresponding period of the prior year.

Interest expense, net increased to $627 thousand in the second quarter of 1998 from $149 thousand for the same period of the prior year due to an increase in the average balance outstanding under the Company's revolving credit agreements.

Minority interest expense increased to $285 thousand for the second quarter of 1998 from $250 thousand for the same period of the prior year due to an increase in the number of restaurants operated under joint ventures agreements, partially offset by a decrease in the average profitability of certain LongHorn Steakhouse restaurants operated under joint venture agreements.

Income tax expense for the second quarter of 1998 was 30.1% of earnings before income taxes. This compares to 30.0% of earnings before income taxes for the second quarter of 1997. The Company's effective income tax rate differs from applying the statutory federal income tax rate of 35% to earnings before income taxes primarily due to employee FICA tip tax credits and state income taxes.

Net earnings increased 36.6% to $2.7 million for the second quarter of 1998 from net earnings of $2.0 million for the second quarter of 1997, reflecting the net effect of the items discussed above.


Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first six-months of 1998, the Company's principal source of cash was cash provided by operating activities ($8.0 million). The principal use of cash was capital expenditures ($10.1 million) for new and improved facilities. As of June 28, 1998, $40.0 million was outstanding and $20.0 million was available under the Company's $60.0 million revolving credit facility. In July 1998, the Company received from its current lead lender a commitment, subject to customary conditions, to amend and restate the current $60 million revolving credit facility to $100 million with a three-year initial term. This amended and restated revolving credit facility is expected to close in August 1998.

During the first six-months of 1998, the Company opened two LongHorn Steakhouse restaurants and one The Capital Grille restaurant. During this period the Company also closed one Bugaboo Creek Steak House restaurant and closed two other specialty concept restaurants, all of which the Company had provided reserves for in the fourth quarter of 1997. In total, the Company intends to open approximately eight Company-owned and joint venture Longhorn Steakhouse restaurants, two Bugaboo Creek Steak House restaurants and two The Capital Grille restaurants in 1998. The Company estimates that its capital expenditures for 1998 will be approximately $38-40 million.

Management believes that available cash, cash provided by operations, and available borrowings under the Company's existing and amended lines of credit will provide sufficient funds to finance restaurant expansion plans through 1999.

Since substantially all sales in the Company's restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

IMPACT OF THE YEAR 2000 ISSUE

INTRODUCTION. The term "Year 2000" issue is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software has historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field. The following information was prepared to comply with the guidelines for Year 2000 disclosure that the Commission issued in an Interpretive Release, effective August 4, 1998. These guidelines required significantly more and detailed information than was previously required by the Commission.

THE COMPANY'S STATE OF READINESS. The Company's key financial, informational and operational systems have been assessed and detailed plans have been developed to address system modifications required by September 30, 1999. These systems include information technology systems ("IT"). The Company has assessed its major IT vendors and technology providers and is in the process of testing its systems to determine Year 2000 compliance. In addition, the Company is in the process of assessing its non-IT systems that utilize embedded technology such as microcontrollers and reviewing them for Year 2000 compliance.

To operate its business, the Company relies upon government agencies, utility companies, providers of telecommunication services, suppliers, and other third party service providers ("Material Relationships"), over which it can assert little control. The Company's ability to conduct its core business is dependent upon the ability of these Material Relationships to fix their Year 2000 issues to the extent they affect the Company. If the telecommunications carriers, public utilities and other Material Relationships do not appropriately rectify their Year 2000 issues, the Company's ability to conduct its core business may be materially impacted, which could result in a material adverse effect on the Company's financial condition.

The Company has begun an assessment of all Material Relationships to determine risk and assist in the development of contingency plans. This effort is to be completed by March 1, 1999.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. The Company expenses costs associated with Year 2000 system changes as the costs are incurred except for system change costs that the Company would otherwise capitalize. To date, the Company has incurred costs of approximately $25,000 in connection with its Year 2000 compliance plan ("Year 2000 Plan") and estimates it will spend an additional $75,000 to $150,000 to complete its Year 2000 Plan. The financial impact of these expenses has not been material, and the Company does not expect future remediation costs to be material to the Company's consolidated financial position or results of operations. However, the Company is unable to estimate the costs that it may incur as a result of Year 2000 problems suffered by the parties with which it deals, such as Material Relationships, and there can be no assurance that the Company will successfully address the Year 2000 problems present in its own systems.

RISKS PRESENTED BY YEAR 2000 PROBLEMS. The Company has recently begun the system integration testing phase of its Year 2000 Plan. However, until system integration testing is substantially in process the Company cannot fully assess the risks of its Year 2000 issue. As a result of system integration testing, the Company may identify areas of its business that are at risk of Year 2000 disruption. The absence of any such determination at this point represents only the status currently in the implementation of the Company's Year 2000 Plan, and should not be construed to mean that there is no area of the Company's business which is at risk of a Year 2000 related disruption. As noted above, many of the Company's business critical Material Relationships may not appropriately address their Year 2000 issues, the result of which could have a material adverse affect on the Company's financial condition and results of operations.

THE COMPANY'S CONTINGENCY PLANS. The Company's Year 2000 Plan calls for the development of contingency plans for areas of the business that are susceptible to a substantive risk of a disruption resulting from a Year 2000 related event. Because the Company has only recently begun system integration testing, and accordingly has not fully assessed its risk from potential Year 2000 failures, the Company has not yet developed detailed contingency plans specific to Year 2000 events for any specific area of business. The Company does, however, maintain contingency plans, outside of the scope of the Year 2000 issue, designed to address various other business interruptions. The Company is prepared for the possibility that system integration testing may hereafter identify certain areas of business at risk. Consistent with its Year 2000 Plan, the Company will develop specific Year 2000 contingency plans for such areas of business as and if such determinations are made.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued, SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be presented. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods is to be reported in financial statements for interim periods in the second year of application.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 identifies the characteristics of internal-use software and specifies that once the preliminary project stage is complete, certain external direct costs, certain direct internal payroll and payroll-related costs and interest costs incurred during the development of computer software for internal use should be capitalized and amortized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged, and must be applied to internal-use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of this SOP. The Company currently expenses all such costs as incurred. Management has not yet quantified the dollar impact of adopting SOP 98-1; however, when implemented in 1999, it will result in the capitalization of costs which would have been previously expensed.

As is currently the practice of many casual dining and upscale restaurant entities, the Company defers its restaurant pre-opening costs and amortizes them over the twelve-month period following the opening of each respective restaurant.

Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" was issued in April 1998. SOP 98-5 requires entities to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long-lived assets. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, although earlier adoption is encouraged. Restatement of previously issued financial statements is not permitted by

SOP 98-5, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the expense-as-incurred accounting principle required by SOP 98-5 will involve the recognition of the cumulative effect of the change in accounting principle required by SOP 98-5 as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. The Company has not currently elected to adopt SOP 98-5 early. Based on net deferred pre-opening costs at June 28, 1998, the cumulative effect would be approximately $1.8 million, less applicable income taxes.

FORWARD-LOOKING STATEMENTS

Statements contained in this Report concerning future results, performance or expectations, including those regarding the opening of additional restaurants, planned capital expenditures, the adequacy of the Company's capital resources, disclosures related to the effect of the advent of the year 2000 on the Company and its systems and other statements regarding trends relating to various revenue and expense items, are forward looking statements. These statements are subject to a number of risks and uncertainties beyond the Company's control that could cause the Company's actual results to differ materially from those projected in such forward-looking statements.

Actual results, performance or developments could differ materially from those expressed or implied by those forward-looking statements as a result of known or unknown risks, uncertainties and other factors, including those associated with restaurant openings, restaurant sales and operating expenses and others described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.


Part II - Other Information

Item 1. Legal Proceedings.

In January 1996, the Company and Moo Management, Inc. ("Moo") formed a joint venture ("RTL Joint Venture") for the development of LongHorn Steakhouse restaurants. The parties never developed LongHorn Steakhouse restaurants and, beginning in the fall of 1996, negotiated to amend their joint venture agreement to develop Bugaboo Creek Steak House restaurants in an expanded territory. While these negotiations were taking place, the parties entered into a ground lease (the "Ground Lease") in the name of RTL Joint Venture and the Company, with its own funds, subsequently built on the leased premises a Bugaboo Creek Steak House restaurant. This restaurant has not yet been opened. In the fall of 1997, the negotiations between the Company and Moo broke down. The Company believes that the parties did not reach a binding agreement to develop Bugaboo Creek Steak House restaurants while Moo asserts that such an agreement was reached.

On April 30, 1998, the Company filed a Petition for Declaratory Relief and Contract Reformation styled Rare Hospitality

International, Inc. v. Centercap Associates, L.L.C. and Moo Management, Inc., C.A. No. 16350 NC in the Chancery Court of New Castle County, Delaware seeking a determination that the Company, and not RTL Joint Venture, is the tenant under the Ground Lease. In its amended Answer and Counterclaim in this action, Moo alleges that the Company and Moo agreed to the terms of a binding joint venture agreement to develop Bugaboo Creek Steak House restaurants and entered into the Ground Lease in furtherance thereof. In its Counterclaim, Moo alleges that the Company has breached the alleged agreement and, as a result, Moo has been deprived of the profit that it would have earned from the purchase and operation of three Bugaboo Creek Steak House restaurants owned by the Company, has been damaged by the efforts undertaken and the expenses incurred by Moo in preparation for performance of the alleged joint venture agreement and has been deprived of the profits lost and that would be lost as the result of the Company's failure to perform the alleged joint venture agreement. Moo seeks an unspecified amount of monetary damages and the dismissal of the Company's petition.

On June 9, 1998, the Company filed a demand for arbitration versus Moo with the American Arbitration Association in Atlanta, Georgia. In this arbitration, the Company sought an immediate hearing and injunctive relief directing that the Ground Lease be transferred to the Company and that Moo and its principals be relieved from liability on the Ground Lease. The Company further requested an award declaring that there is no joint venture or partnership between the Company and Moo to develop Bugaboo Creek Steak house restaurants and granting monetary damages for the Company's losses incurred as a result of the wrongful conduct of Moo.

On July 7, 1998, the Company filed a complaint in the Superior Court of Fulton County, Georgia in the matter styled Rare Hospitality International, Inc. v. Moo Management, Inc., Robert C. Rosenblit, David C. Tuttleman, Mark Greene and RTL Joint Venture, C.A. File No. E-71219. In this action, the Company seeks injunctive relief and damages resulting from the defendants', Rosenblit, Greene, Tuttleman and Moo, enticing certain of the Company's top managers to discontinue their employment with the Company and enticing others not to enter into or continue business relationships with the Company.

Moo has not yet filed an answer to the Company's demand for arbitration and the defendants have not yet filed an answer in the action in Fulton County, Georgia.

A hearing was held on July 23, 1998 in the arbitration in Atlanta, Georgia, with respect to the Company's request for preliminary relief. On July 29, 1998, the arbitrator entered an Order determining that the Company's request for preliminary injunctive relief was subject to arbitration, that the arbitrator had jurisdiction to decide that request and granting the Company's request for preliminary relief by ordering Moo to sign on behalf of RTL Joint Venture an assignment of the Ground Lease to the Company. This Order also directs the Company to use its best efforts to cause the landlord to release Moo, Robert C. Rosenblit, Maryellen Rosenblit and David C. Tuttleman from all liability under the Ground Lease and the guaranty thereof and to indemnity Moo,

Robert C. Rosenblit, Maryellen Rosenblit and David C. Tuttleman against all liabilities arising out of the Ground Lease or the guaranty thereof. If the Company does not obtain a release from the landlord within 180 days following the date of the Order, the Company must deposit $200,000 in escrow as collateral for this indemnity. The Company must also make an accounting to Moo on a monthly basis of the operations of the Bugaboo Creek Steak House restaurant operated on the Ground Lease until further order of the arbitrator.

The Company denies any liability with respect to the claims of Moo in its counterclaim against the Company. The Company intends to vigorously pursue its interest in the New Castle County, Delaware restaurant and to vigorously defend the counterclaim. This action is in its earliest stages and it is not possible at this time to determine the outcome of the Delaware lawsuit, the arbitration or the Georgia lawsuit or the effect of the resolution of these disputes on the Company's financial position or operating results. Management believes that the Company's position has merit and the resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.


Item 2.  Changes in Securities and Use of Proceeds.

On June 29, 1998, the Company issued 45,098 shares of its common stock, no par value to D.C. George Management Corporation, in consideration for the assignment to the Company of all right, title and interest of D.C. George Management Corporation in the Venture Manager Agreement dated as of March 14, 1997, by and between Carolina Steakhouse Ventures, a joint venture in which the Company is a partner, and D.C. George Management Corporation. The shares are subject to the terms of a Restricted Stock Agreement among the Company, D.C. George Management Corporation and its sole shareholder, David C. George, and will vest over time, conditioned upon Mr. George's continued employment by the Company. The issuance of these securities to a single purchaser, the sole shareholder of which is a management employee of the Company, was made in reliance upon exemptions from registration under Rules 504, 506 and 507 of Regulation D of the Securities and Exchange Commission.


Item 4. Submission of Matters to a Vote of Securities Holders

The 1998 Annual Meeting of Shareholders of the Company was held on May 20, 1998, at which the following proposals were voted upon by the shareholders (i) the election of two directors in Class III to serve until the 2001 Annual Meeting of Shareholders, and one director in Class II to serve until the 2000 Annual Meeting of Shareholders; (ii) the approval of the RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan, as amended; and (iii) the ratification of the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 27, 1998. Holders of 12,008,308 shares of the Company's common stock were entitled to vote at that meeting.

The shareholders elected two directors in Class III with a term expiring at the 2001 Annual Meeting and one director in Class II with a term expiring at the 2000 Annual Meeting. As to each of the following named individuals, the holders of the indicated number of shares of the Company's common stock voted for his election and the holders of the indicated number of shares withheld authority to vote for election and there were no broker non-votes:

                                Shares Voting           Shares Withholding
                                     For                     Authority
Class III                       -------------          ------------------
Ronald W. San Martin              10,974,777                  109,262
John G. Pawly                     10,975,545                  108,494

Class II
Philip J. Hickey, Jr.             10,975,745                  108,294

The following directors' terms of office continue after the meeting and expire at the annual meeting of shareholders in the year indicated.

Class I
Don L. Chapman                          1999
George W. McKerrow, Sr.                 1999

Class II
George W. McKerrow, Jr.                 2000
Edward P. Grace III                     2000



The proposal to approve the Company's Long-Term Incentive Plan, as amended, was approved as follows: Shares voting for approval 4,799,965; Shares voting against approval 1,715,130; and Shares abstaining 613,409. There were no broker non-votes.

The selection of KPMG Peat Marwick LLP as independent auditors for the Company for the fiscal year ending December 27, 1998 was ratified as follows: 10,999,763 shares voted in favor of the ratification; 66,024 shares voted against the ratification; and 18,252 shares abstained. There were no broker non-votes.


Item 5. Other information.

In May 1998, the Securities and Exchange Commission amended Rule 14a-4 under the Securities Exchange Act of 1934, as amended, to provide shareholders and companies with clearer guidance on the exercise of discretionary voting authority by proxies. Pursuant to this Rule, the Company may exercise discretionary voting authority granted in proxies solicited by it in connection with the Annual Meeting of Shareholders in 1999 with respect to any shareholder proposal to be presented at the meeting, if the Company does not receive notice of the proposal on or before March 1, 1999.


Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits Filed.

          27.1 - Financial Date Schedule (for SEC use only)

          27.2 - Restated Financial Data Schedule (for SEC use only)

   (b) Reports filed on Form 8-K.
          None.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     RARE Hospitality International, Inc.






Date: August 12, 1998                /s/ W. Douglas Benn
     --------------------------     --------------------
                                     W. Douglas Benn
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial
                                     Officer and Chief Accounting
                                     Officer, and a duly authorized
                                     officer)