Form 10-Q
period 1998-09-27
RARE HOSPITALITY INTERNATIONAL INC
filed 1998-11-12
CIK 883976

                                United States

                     Securities and Exchange Commission

                            Washington, D.C. 20549


                                  FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of

                    the Securities Exchange Act of 1934


             For the Quarterly Period Ended September 27, 1998

                      Commission file number 0-19924


                      RARE Hospitality International, Inc.
             (Exact name of registrant as specified in its charter)


             Georgia                                      58-1498312
   -------------------------------                    ------------------
   (State or other jurisdiction of                    (I. R. S. Employer
    incorporation or organization)                     Identification No.)

   8215 Roswell Rd; Bldg 200;      Atlanta, GA              30350
   --------------------------------------------           ----------
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
                                                    XX Yes              No
                                                   ----             ----
        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                         Outstanding as of November 6, 1998
          ------                        ----------------------------------
   Common Stock, no par value                     12,073,306 shares

Part I. Financial Information
Item 1. Financial Statements

              RARE Hospitality International, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                            (In thousands, unaudited)

                                                    September 27,     December 28,
                                Assets                  1998              1997
                                ------              -------------     ------------
Current assets:
   Cash and cash equivalents ..................     $  4,124          $  1,752
   Marketable debt securities .................          648               609
   Accounts receivable ........................        2,832             2,054
   Inventories ................................        9,012             9,152
   Prepaid expenses ...........................          349             1,373
   Pre-opening costs, net of accumulated
      amortization ............................        2,010             3,385
   Refundable income taxes ....................        4,600             6,900
                                                    --------          --------
      Total current assets ....................       23,575            25,225

Property and equipment, less accumulated
   depreciation and amortization ..............      168,452           155,758
Goodwill, less accumulated amortization .......        5,095             5,304
Deferred income taxes .........................        3,659             4,408
Other assets ..................................        3,415             2,356
                                                    --------          --------
      Total assets ............................     $204,196          $193,051
                                                    ========          ========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable ...........................     $ 10,781          $ 12,739
   Accrued expenses ...........................       16,526            14,873
   Current installments of obligations
      under capital leases ....................          858               518
                                                    --------          --------
      Total current liabilities ...............       28,165            28,130

Long-term debt ................................       42,000            43,000
Obligations under capital leases,
  net of current installments .................        8,870             5,051
                                                    --------          --------
      Total liabilities .......................       79,035            76,181
                                                    --------          --------

Minority interest .............................        5,205             4,890

Shareholders' equity:
   Preferred stock ............................           --                --
   Common stock ...............................      105,049           103,981
   Unearned compensation - restricted stock
                                                        (540)               --
   Retained earnings ..........................       15,447             7,999
                                                    --------          --------
     Total shareholders' equity ...............      119,956           111,980
                                                    --------          --------

     Total liabilities and shareholders' equity
                                                    $204,196          $193,051
                                                    ========          ========


See accompanying notes to consolidated financial statements.

              RARE Hospitality International, Inc. and Subsidiaries
                       Consolidated Statements of Earnings
                      (In thousands, except per share data)
                                   (unaudited)

                                                      Quarter Ended           Nine Months Ended
Revenues:                                        Sept. 27,    Sept. 28,     Sept. 27,     Sept. 28,
                                                   1998         1997          1998          1997
                                                   ----         ----          ----          ----
  Restaurant sales:
    LongHorn Steakhouse ....................      $52,856      $41,375      $156,908      $124,048
    Bugaboo Creek Steak House ..............       12,359       10,725        36,902        32,428
    The Capital Grille .....................       11,547        9,542        35,490        27,338
    Specialty concepts .....................        1,671        2,664         4,910         8,084
                                                  -------      -------      --------      --------
      Total restaurant sales ...............       78,433       64,306       234,210       191,898
    Franchise revenues .....................           --           --            --            27
                                                  -------      -------      --------      --------
      Total revenues .......................       78,433       64,306       234,210       191,925
                                                  -------      -------      --------      --------
Costs and expenses:
 Cost of restaurant sales ..................       28,628       23,875        86,019        70,710
 Operating expenses - restaurants ..........       35,491       29,726       104,496        86,814
 Depreciation and amortization - restaurants        4,468        3,614        13,378        10,776
 General and administrative expenses........        5,686        4,671        16,435        13,430
                                                  -------      -------      --------      --------
    Total costs and expenses ...............       74,273       61,886       220,328       181,730
                                                  -------      -------      --------      --------
 Operating income ..........................        4,160        2,420        13,882        10,195
Interest expense, net ......................          701          225         2,092           524
Minority interest ..........................          300          336           992           925
                                                  -------      -------      --------      --------
   Earnings before income taxes ............        3,159        1,859        10,798         8,746
Income tax expense .........................        1,050          565         3,350         2,625
                                                  -------      -------      --------      --------
   Net earnings ............................      $ 2,109      $ 1,294      $  7,448      $  6,121
                                                  =======      =======      ========      ========
Basic earnings per common share ............      $  0.18      $  0.11      $   0.62      $   0.52
                                                  =======      =======      ========      ========
Weighted average common shares
  outstanding (basic) ......................       12,023       11,742        12,004        11,687
                                                  =======      =======      ========      ========
Diluted earnings per common share
                                                  $  0.17      $  0.11      $   0.61      $   0.52
                                                  =======      =======      ========      ========
Weighted average common shares
  outstanding (diluted) ....................       12,201       11,777        12,120        11,743
                                                  =======      =======      ========      ========



See accompanying notes to consolidated financial statements.

              RARE Hospitality International, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity
                                 (In thousands)
                                   (unaudited)

                                                                          Unearned
                                                   Common Stock         compensation                   Total
                                               -------------------      -restricted    Retained      Shareholders'
                                               Shares       Amount         Stock       Earnings        Equity
                                               ------       ------         -----       --------        ------
Balances, December 28, 1997 .............      11,979      $103,981      $     --       $ 7,999       $111,980
Net earnings ............................          --            --            --         2,671          2,671
Issuance of shares pursuant to
  exercise of stock options .............          29           308            --            --            308
                                               ------      --------       -------       --------      --------
Balances, March 29, 1998 ................      12,008       104,289            --        10,670        114,959
Net earnings ............................          --            --            --         2,668          2,668
Issuance of shares pursuant to restricted
stock award .............................          45           575          (575)
Issuance of shares pursuant to
  exercise of stock options .............           2            19            --            --             19
                                               ------      --------       -------       --------      --------
Balances, June 28, 1998 .................      12,055       104,883          (575)       13,338        117,646
Net earnings ............................          --            --            --         2,109          2,109
Amortization of restricted stock
                                                   --            --            35             --            35
Issuance of shares pursuant to
  exercise of stock options .............          18           166            --            --            166
                                               ------      --------       -------       --------      --------
Balances, September 27, 1998 ............      12,073      $105,049       $  (540)      $ 15,447      $119,956
                                               ======      ========       =======       ========      ========



See accompanying notes to consolidated financial statements.

              RARE Hospitality International, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                         Nine Months Ended
                                                                     Sept. 27,      Sept. 28,
                                                                       1998           1997
Cash flows from operating activities:
   Net earnings ...............................................      $  7,448       $  6,121
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ............................        14,189         11,168
     Changes in operating assets and liabilities ..............        (7,631)        (8,651)
     Minority interest ........................................           992            925
     Preopening costs .........................................        (2,239)        (3,607)
     Deferred tax (benefit) expense ...........................           750         (2,175)
                                                                     --------       --------

       Net cash provided by operating activities ..............        13,509          3,781
                                                                     --------       --------


Cash flows from investing activities:
   Proceeds from maturity of marketable debt securities .......            --            252
   Purchase of property and equipment .........................       (18,950)       (34,860)
   Asset acquisitions .........................................            --         (3,262)
                                                                     --------       --------

       Net cash used in investing activities ..................       (18,950)       (37,870)
                                                                     --------       --------

Cash flows from financing activities:
   Proceeds from (repayments of)lines of credit ...............        (1,000)        28,900
   Proceeds from minority partners' contributions .............         1,672          1,313
   Distributions to minority partners .........................        (2,349)        (2,233)
   Increase in bank overdraft included in accounts payable, net         8,997             --
   Proceeds from exercise of stock options ....................           493          2,543
                                                                     --------       --------
       Net cash provided by financing activities ..............         7,813         30,523
                                                                     --------       --------

Net increase (decrease) in cash and cash equivalents ..........         2,372         (3,566)
Cash and cash equivalents, beginning of period ................         1,752          6,478
                                                                     --------       --------
Cash and cash equivalents, end of period ......................      $  4,124       $  2,912
                                                                     ========       ========




See accompanying notes to consolidated financial statements.

              RARE Hospitality International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (unaudited)


1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and Subsidiaries (the "Company") as of December 28, 1997 and September 27, 1998 and for the quarters and nine-month periods ended September 27, 1998 and September 28, 1997 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 28, 1997.

2. Income Taxes

Income tax expense for the quarter has been provided for based on the estimated effective tax rate then currently expected to be applicable for the full 1998 fiscal year. The effective income tax rate of 33.2% for the third quarter increased the effective tax rate for the nine-months ended September 27, 1998, to 31.0%. This effective rate differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) partially offset by state income taxes. Assuming favorable earnings trends continue, the Company expects the effective tax rate to increase again in the fourth quarter, bringing the effective rate to 32.0% for the year.

3. Long-Term Debt

On August 26, 1998, the Company amended and restated its revolving credit facility to increase the aggregate commitment from $60 million to $100 million with a three year initial term. The revolving credit facility bears interest at LIBOR plus 1.625% or the prime rate plus 0.375%, at the Company's option, and requires the Company to pay a commitment fee of 0.325% on any unused portion of the facility. The revolving credit facility contains various covenants and restrictions which, among other things, require the maintenance of stipulated leverage and fixed charge coverage ratios and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The Company is currently in compliance with such covenants.

At September 27, 1998, $42.0 million was outstanding under the Company's revolving credit agreement at a weighted average interest rate equal to 7.3125%.

In August 1998, the Company entered into an interest rate swap agreement with a commercial bank, which effectively fixes the interest rate on $40 million at 7.515%.

4. Earnings Per Common Share

Basic earnings per common share equals net earnings divided by the weighted average number of common shares outstanding and does not include the dilutive effect of stock options. Diluted earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options and restricted stock. A reconciliation between basic and diluted weighted average shares outstanding and the related earnings per share calculation is presented below (in thousands, except per share amounts):

                                                     13 Weeks Ended            39 Weeks Ended
                                                Sept. 27,    Sept. 28,    Sept. 27,    Sept. 28,
                                                  1998         1997         1998         1997
                                                ---------    ---------    ---------    ---------
Net Earnings ..............................      $ 2,109      $ 1,294      $ 7,448      $ 6,121
                                                 =======      =======      =======      =======
Basic weighted average
  Shares outstanding ......................       12,023       11,742       12,004       11,687
Dilutive effect of stock options ..........          176           35          116           56
Dilutive effect of restricted stock                    2           --           --           --
                                                 -------      -------      -------      -------
Diluted weighted average shares outstanding       12,201       11,777       12,120       11,743
                                                 =======      =======      =======      =======
Basic net earnings per common share .......      $  0.18      $  0.11      $  0.62      $  0.52
                                                 =======      =======      =======      =======
Diluted net earnings per common share .....      $  0.17      $  0.11      $  0.61      $  0.52
                                                 =======      =======      =======      =======


5. Comprehensive Income

In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 which is effective for the Company in 1998, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For the quarter and nine-month period ended September 27, 1998, there were no differences between the Company's net earnings and comprehensive income.

6. Subsequent Event

In November 1998, the Company acquired the ownership interests of its joint venture partner in ten LongHorn Steakhouse restaurants located in the Cleveland, Ohio and St. Louis, Missouri markets for an aggregate purchase price of $5.5 million in cash.

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations


RESULTS OF OPERATIONS

REVENUES

The Company currently derives all of its revenues from restaurant sales. Total revenues increased 22.0% for both the quarter and nine-months ended September 27, 1998, respectively, from the same periods of the prior year.

Same store sales comparisons for each of the Company's restaurant concepts for the quarter ended September 27, 1998, consist of sales at restaurants opened prior to December 29, 1996.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the third quarter and the nine-months ended September 27, 1998, increased 27.7% and 26.5%, respectively, as compared to the same periods of the prior year. The increase reflects a 18.1% and 19.3% increase in restaurant weeks in the third quarter and first nine months of 1998, respectively, as compared to the same periods of the prior year, resulting from an increase in the restaurant base from 90 LongHorn Steakhouse restaurants at the end of the third quarter of 1997 to 100 restaurants at the end of the third quarter of 1998. Average weekly sales for all LongHorn Steakhouse restaurants in the third quarter of 1998 was $41,005, an 8.3% increase over the comparable period in 1997. Same store sales for the 73 comparable LongHorn Steakhouse restaurants increased 5.5% in the third quarter of 1998 as compared to the same period in 1997, primarily due to an increase in customer counts.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants for the third quarter and the nine-months ended September 27, 1998 increased 15.2% and 13.8% compared to the same periods of the prior year. The increase reflects an 8.1% and 10.0% increase in restaurant weeks in the third quarter and first nine months of 1998, respectively, as compared to the same periods of the prior year, resulting from an increase in the restaurant base from 15 Bugaboo Creek Steak House restaurants at the end of the third quarter of 1997 to 16 restaurants at the end of the third quarter of 1998. Average weekly sales for all Bugaboo Creek Steak House restaurants in the third quarter of 1998 were $61,491, a 6.6% increase from the comparable period for 1997. Same store sales for the 13 comparable Bugaboo Creek Steak House restaurants in the third quarter of 1998 decreased 0.1% as compared to the same period in 1997. The increase in average weekly sales was greater than the percentage change in same store sales due to i) the closure of one Bugaboo Creek Steak House restaurant that was operating well below the system average sales volume and ii) significantly higher than system average sales volumes for the Bugaboo Creek Steak House restaurant that opened during the first nine months of 1998 and one of the Bugaboo Creek Steak House restaurants that opened during 1997.

The Capital Grille:

Sales in The Capital Grille restaurants increased 21.0% and 29.8% for the third quarter and the nine-months ended September 27, 1998, compared to the same periods in 1997. The increase reflects a 40.4% and 48.0% increase in restaurant weeks in the third quarter and first nine months of 1998, respectively, as compared to the same periods in 1997, resulting from an increase in the restaurant base from eight The Capital Grille restaurants at the end of the third quarter of 1997 to 12 restaurants at the end of the third quarter of 1998. Average weekly sales for all The Capital Grille restaurants in the third quarter of 1998 were $79,085, a 13.8% decrease from the comparable period in 1997. The decrease in average weekly sales is due to i) expected lower than system average sales volumes at the Company's newer The Capital Grille restaurants and ii) significantly lower than system average sales volumes at one The Capital Grille, which opened in the fourth quarter of 1997. Same store sales for the six comparable The Capital Grille restaurants increased 2.2% in the third quarter of 1998 as compared to the same period in 1997, which is primarily attributable to an increase in customer counts.

Company-wide:

Franchise revenues were eliminated prior to the first quarter of 1998. During 1997, the two remaining LongHorn Steakhouse restaurants, which operated as a franchise and paid a royalties, were acquired by the Company. In September 1998, a Franchise Longhorn Steakhouse restaurant opened in Puerto Rico. No royalties were earned during the quarter ended September 27, 1998.

COSTS AND EXPENSES

Cost of restaurant sales as a percentage of restaurant sales decreased to 36.5% from 37.1% for the third quarter of 1998 and decreased to 36.7% from 36.8% for the first nine-months of 1998 as compared to the respective periods of 1997. The decrease in the cost of sales percentage for the 1998 periods were primarily due to the favorable comparisons with the second and third quarters of 1997 when operational difficulties were occuring in the LongHorn concept. Additionally, effective in February 1998, the Company began purchasing meat under a contract at prices which have stabilized the cost of restaurant sales as a percentage of restaurant sales. This contract continues for the remainder of 1998. The impact of this favorable meat pricing has been partially offset by higher dairy prices incurred industry wide during the third quarter of 1998.

Restaurant operating expenses as a percentage of restaurant sales decreased to 45.3% from 46.2% for the third quarter of 1998 and to 44.6% from 45.2% for the first nine-months of 1998 as compared to the respective periods for 1997. The decreases in operating expenses as a percentage of sales for the third quarter and first nine months of 1998 were due to the increase in average unit sales providing greater leverage of fixed and semi-fixed expenses, principally rent and certain other restaurant operating expenses.

Restaurant depreciation and amortization increased over the corresponding periods of the prior year primarily due the construction of new restaurants.

General and administrative expenses as a percentage of total revenues decreased to 7.2% from 7.3% for the third quarter and remained constant at 7.0% for the first nine-months of 1998 as compared to the respective periods of the prior year. This decrease in the third quarter of 1998 is primarily due to the increase in sales leveraging fixed and semi-fixed expenses, partially offset by an increase in staffing levels to allow for future acceleration of the Company's new restaurant openings.

As a result of the relationships between revenues and expenses discussed above, the Company's operating income increased to $4.2 million for the third quarter of 1998 as compared to $2.4 million for the corresponding period of the prior year.

Interest expense, net increased to $701 thousand in the third quarter of 1998 from $225 thousand for the same period of the prior year due to an increase in the average balance outstanding under the Company's revolving credit agreements as well as more capitalized interest in 1997 relating to the relatively higher development activity during the third quarter of 1997.

Minority interest expense decreased to $300 thousand for the third quarter of 1998 from $336 thousand for the same period of the prior year due to a change in the Company's ownership percentage and in the average profitability of certain LongHorn Steakhouse restaurants.

Income tax expense for the third quarter of 1998 was 33.2% of earnings before income taxes, which brings the effective income tax rate to 31.0% for the nine-month period. Further, assuming favorable earnings trends continue, the Company expects the effective tax rate to increase again in the fourth quarter, bringing the effective rate to 32.0% for the year. The Company's effective income tax rate differs from applying the statutory federal income tax rate of 35% to earnings before income taxes primarily due to employee FICA tip tax credits partially offset by state income taxes.

Net earnings increased 63.0% to $2.1 million for the third quarter of 1998 from net earnings of $1.3 million for the third quarter of 1997, reflecting the net effect of the items discussed above.


Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first nine-months of 1998, the Company's principal source of cash was cash provided by operating activities ($13.5 million). The principal use of cash was capital expenditures ($19.0 million) for new and improved facilities.

On August 26, 1998, the Company amended and restated it's revolving credit facility to increase the aggregate commitment from $60 million to $100 million with a three year initial term. The revolving credit facility bears interest at LIBOR plus 1.625% or the prime rate plus 0.375%, at the Company's option, and requires the Company to pay a commitment fee of 0.325% on any unused portion of the facility. The revolving credit facility contains various covenants and restrictions which, among other things, require the maintenance of stipulated leverage and fixed charge coverage ratios and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The Company is currently in compliance with such covenants.

At September 27, 1998, $42.0 million was outstanding and $58 million was available under the Company's revolving credit agreement at a weighted average interest rate equal to 7.3125%.

In August 1998, the Company entered into an interest rate swap agreement with a commercial bank, which effectively fixes the interest rate on $40 million at 7.515%. The Company is exposed to credit losses in the event of counterparty nonperformance, but does not anticipate any such losses.

During the first nine months of 1998, the Company opened six LongHorn Steakhouse restaurants, one Bugaboo Creek Steak House restaurant and two The Capital Grille restaurants. During the first nine months of 1998, the Company also closed one Bugaboo Creek Steak House restaurant and closed two other specialty concept restaurants, all of which the Company had provided reserves for in the fourth quarter of 1997. In the fourth quarter of 1998, the Company has already opened one Bugaboo Creek Steak House restaurant and intends to open three new LongHorn Steakhouse restaurants, bringing the total restaurant development for 1998 to nine Company-owned and joint venture Longhorn Steakhouse restaurants, two Bugaboo Creek Steak House restaurants and two The Capital Grille restaurants in 1998. The Company estimates that its capital expenditures for 1998 will be approximately $23 to $25 million. The Company intends to open 15 to 18 Company-owned and joint venture restaurants in 1999. The Company estimates that its capital expenditures (without consideration of contributions from joint venture partners) will be approximately $48 to $52 million for 1999. Management believes that available cash, cash provided by operations, and available borrowings under the Company's existing and amended lines of credit will provide sufficient funds to finance restaurant expansion plans into the year 2000.

Since substantially all sales in the Company's restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

IMPACT OF THE YEAR 2000 ISSUE

INTRODUCTION. The term "Year 2000" issue is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software has historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field. The following information was prepared to comply with the guidelines for Year 2000 disclosure that the Securities and Exchange Commission issued in an Interpretive Release, effective August 4, 1998. These guidelines required significantly more and detailed information than was previously required by the Securities and Exchange Commission.

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

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. The Company expenses costs associated with Year 2000 system changes as the costs are incurred except for system change costs that the Company would otherwise capitalize. To date, the Company has incurred costs of approximately $37,500 in connection with its Year 2000 compliance plan ("Year 2000 Plan") and estimates it will spend an additional $75,000 to $150,000 to complete its Year 2000 Plan. The financial impact of these expenses has not been material, and the Company does not expect future remediation costs to be material to the Company's consolidated financial position or results of operations. However, the Company is unable to estimate the costs that it may incur as a result of Year 2000 problems suffered by the parties with which it deals, such as Material Relationships, and there can be no assurance that the Company will successfully address the Year 2000 problems present in its own systems.

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

THE COMPANY'S CONTINGENCY PLANS. The Company's Year 2000 Plan calls for the development of contingency plans for areas of the business that are susceptible to a substantive risk of a disruption resulting from a Year 2000 related event. Because the Company has only recently begun system integration testing, and accordingly has not fully assessed its risk from potential Year 2000 failures, the Company has not yet developed detailed contingency plans specific to Year 2000 event for any specific area of business. The Company does, however, maintain contingency plans, outside of the scope of the Year 2000 issue, designed to address various other business interruptions. The Company is prepared for the possibility that system integration testing may hereafter identify certain areas of business at risk. Consistent with its Year 2000 Plan, the Company will develop specific Year 2000 contingency plans for such areas of business as and if such determinations are made.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued, SFAS No. 131 Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be presented. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods is to be reported in financial statements for interim periods in the second year of application.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 identifies the characteristics of internal-use software and specifies that once the preliminary project stage is complete, certain external direct costs, certain direct internal payroll and payroll-related costs and interest costs incurred during the development of computer software for internal use should be capitalized and amortized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged, and must be applied to internal-use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of this SOP. The Company currently expenses all such costs as incurred. Management has not yet quantified the dollar impact of adopting SOP 98-1; however, when implemented in 1999, it will result in the capitalization of costs which would have been previously expensed.

As is currently the practice of many casual dining and upscale restaurant entities, the Company defers its restaurant pre-opening costs and amortizes them over the twelve-month period following the opening of each respective restaurant.

Statement of Position 98-5 Reporting on the Costs of Start-Up Activities was issued in April 1998. SOP 98-5 requires entities to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long-lived assets. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, although earlier adoption is encouraged. Restatement of previously issued financial statements is not permitted by SOP 98-5, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the expense-as-incurred accounting principle required by SOP 98-5 will involve the recognition of the cumulative effect of the change in accounting principle required by SOP 98-5 as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. The Company expects to adopt SOP 98-5 in the first quarter of 1999. The adoption of this change in accounting method is expected to result in a one-time charge of approximately $1.5 to $1.7 million, less applicable income taxes.


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


Part II - Other Information

Item 1. Legal Proceedings.

In January 1996, the Company and Moo Management, Inc. ("Moo") formed a joint venture ("RTL Joint Venture") for the development of Longhorn Steaks restaurants. The parties never developed Longhorn Steaks restaurants and, beginning in the fall of 1996, negotiated to amend their joint venture agreement to develop Bugaboo Creek Steak House restaurants in an expanded territory. While these negotiations were taking place, the parties entered into a ground lease (the "Ground Lease") in the name of RTL Joint Venture and the Company, with its own funds, subsequently built on the leased premises a Bugaboo Creek Steak House restaurant. In the fall of 1997, the negotiations between the Company and Moo broke down. The Company believes that the parties did not reach a binding agreement to develop Bugaboo Creek Steak House restaurants while Moo asserts that such an agreement was reached.

On, April 30, 1998, the Company filed a Petition for Declaratory Relief and Contract Reformation styled Rare Hospitality International, Inc. v. Centercap Associates, L.L.C. and Moo Management, Inc., C.A. No. 16350 NC in the Chancery Court of New Castle County, Delaware seeking a determination that the Company, and not RTL Joint Venture, is the tenant under the Ground Lease. In its amended Answer and Counterclaim in this action, Moo alleges that the Company and Moo agreed to the terms of a binding joint venture agreement to develop Bugaboo Creek Steak House restaurants and entered into the Ground Lease in furtherance thereof. In its Counterclaim, Moo alleges that the Company has breached the alleged agreement and, as a result, Moo has been deprived of the profit that it would have earned from the purchase and operation of three Bugaboo Creek Steak House restaurants owned by the Company, has been damaged by the efforts undertaken and the expenses incurred by Moo in preparation for performance of the alleged joint venture agreement and has been deprived of the profits lost and that would be lost as the result of the Company's failure to perform the alleged joint venture agreement. Moo seeks an unspecified amount of monetary damages and the dismissal of the Company's petition.

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

The Company denies any liability with respect to the claims of Moo in its counterclaim against the Company. The Company intends to vigorously pursue its interest in the New Castle County, Delaware restaurant and to vigorously defend the counterclaim. This action is in its earliest stages and it is not possible at this time to determine the outcome of the Delaware lawsuit, the arbitration or the Georgia lawsuit or the effect of the resolution of these disputes on the Company's financial position or operating results. Management believes that the Company's position has merit in the resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.


Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits Filed.

         10.1 - Amended and Restated Credit Agreement dated as of August 26, 1998, by and among RARE Hospitality International, Inc., and First Union National Bank as administrative agent and BankBoston, N.A. and Fleet National Bank as Co- Agents.

         10.2 - Pledge Agreement dated as of August 26, 1998, by Rare Hospitality International, Inc. in favor of First Union National Bank.

         27.1  -  Financial Data Schedules (for SEC use only)

         27.2  -  Financial Data Schedules (for SEC use only)

   (b) Reports filed on Form 8-K.
          None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     RARE Hospitality International, Inc.






Date: November 12, 1998              /s/ W. Douglas Benn
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