Form 10-K
period 1998-12-27
RARE HOSPITALITY INTERNATIONAL INC
filed 1999-03-29
CIK 883976

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM  ______ TO ______

                         COMMISSION FILE NUMBER 0-19924
                                ----------------
                      RARE HOSPITALITY INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             GEORGIA                                  58-1498312
 (State or Other Jurisdiction of                   (I.R.S. Employer
  Incorporation or Organization)                  Identification No.)

      8215 ROSWELL ROAD, BLDG 600;                      30350
           ATLANTA, GA  30350                         (Zip Code)
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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 8, 1999, the aggregate market value of the voting stock held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the Registrant) of the Registrant was $165,945,391 based upon the last reported sale price in the Nasdaq National Market on March 8, 1999 of $15.25.

         As of March 8, 1999, the number of shares outstanding of the Registrant's Common Stock, no par value, was 11,954,706.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 6, 1999 are incorporated by reference in Part III hereof.

                           FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed in the following pages, particularly regarding estimates of the number and locations of new restaurants that RARE Hospitality International, Inc. (the "Company") intends to open during fiscal 1999, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-K, among the other factors that could cause actual results to differ materially are the following: failure of facts to conform to necessary management estimates and assumptions; the Company's ability to identify and secure suitable locations on acceptable terms, open new restaurants in a timely manner, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company's business discipline over a large restaurant base; risks associated with the Year 2000 issue, including Year 2000 problems that may arise on the part of third parties which may affect the Company's operations; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains; business conditions, such as inflation or a recession, and growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; the risks set forth in Exhibit 99(a) to this Form 10-K which are hereby incorporated by reference and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.




================================================================================

                      RARE HOSPITALITY INTERNATIONAL, INC.

                                      INDEX


                                                                                       PAGE
                                                                                       ----
Part I

  Item 1.  Business ..............................................................       4
  Item 2.  Properties.............................................................      14
  Item 3.  Legal Proceedings......................................................      14
  Item 4.  Submission of Matters to a Vote of Security
           Holders ...............................................................      15

Part II
  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters ...................................................      15
  Item 6.  Selected Financial Data ...............................................      17
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...................................      18
  Item 7A. Quantitative and Qualitative Disclosures About
           Market Risk ...........................................................      25
  Item 8.  Financial Statements and Supplementary Data ...........................      26
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ...................................      44

Part III
  Item 10  Directors and Executive Officers of the Registrant ....................      44
  Item 11  Executive Compensation ................................................      44
  Item 12  Security Ownership of Certain Beneficial Owners
           and Management ........................................................      44
  Item 13  Certain Relationships and Related Transactions ........................      44

Part IV
  Item 14  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K ...................................................      45
Signatures .......................................................................      47
Financial Statement Schedules
Exhibits

                                     PART I

ITEM 1. BUSINESS

GENERAL

         RARE Hospitality International, Inc. (the "Company"), formerly known as LongHorn Steaks, Inc., operates and franchises 137 restaurants as of March 8, 1999, including 107 LongHorn Steakhouse restaurants, 17 Bugaboo Creek Steak House restaurants, and 11 The Capital Grille restaurants, as well as two additional restaurants (the "specialty restaurants"), Hemenway's Seafood Grille & Oyster Bar ("Hemenway's") and The Old Grist Mill Tavern. The Company was incorporated in Georgia in December 1982.

         On September 13, 1996, the Company completed the acquisition of Bugaboo Creek Steak House, Inc., along with certain related restaurant and real estate properties. The Company issued 2,939,062 shares of the Company's common stock to the stockholders of Bugaboo Creek Steak House, Inc. and 240,410 shares of the Company's common stock for the purchase of three affiliated entities and certain related real estate. Such acquisition was accounted for using the pooling of interests method. Bugaboo Creek Steak House, Inc. operated 14 Bugaboo Creek Steak House restaurants, five The Capital Grille restaurants, and the affiliated entities operated three specialty concept restaurants, at the time of the merger. Bugaboo Creek Steak House, Inc., now a wholly-owned subsidiary of the Company, owns and operates the Bugaboo Creek Steak House restaurants and The Capital Grille restaurants. Another wholly-owned subsidiary, Whip Pooling Corporation, which was organized in connection with the acquisition of Bugaboo Creek Steak House, Inc., owns and operates Hemenway's and The Old Grist Mill Tavern.

         On January 13, 1997, the Company changed its name from LongHorn Steaks, Inc. to RARE Hospitality International, Inc., to reflect the fact that it no longer operated only LongHorn Steakhouse restaurants. As a result of this change, the Company's common stock, which had traded on the Nasdaq National Market under the symbol "LOHO", began trading under its current symbol "RARE".

CONCEPTS

         LongHorn Steakhouse restaurants, which are located primarily in the southeastern and midwestern United States, are casual dining, full-service restaurants that serve lunch and dinner, offer full liquor service and feature a menu consisting of fresh cut steaks, as well as salmon, shrimp, chicken, ribs, pork chops and prime rib. LongHorn Steakhouse restaurants emphasize high quality, moderately-priced food and attentive, friendly service, provided in a casual atmosphere resembling a Texas roadhouse.

         The 17 Bugaboo Creek Steak House restaurants are located primarily in the northeastern and mid-Atlantic regions of the United States. The Bugaboo Creek Steak House restaurants are casual dining restaurants designed to resemble a Canadian Rocky Mountain lodge. Menu offerings include seasoned steaks, prime rib, spit-roasted half chickens, smoked baby back ribs, grilled salmon and a variety of freshwater fish.

         The 11 The Capital Grille restaurants are located in major metropolitan areas across the United States. These restaurants are fine-dining restaurants with menu offerings ranging from chilled baby lobster and beluga caviar appetizers to entrees of dry aged steaks, lamb and veal steaks, lobster, grilled salmon and chicken and a wine list of over 300 selections.

RESTAURANT LOCATIONS

         The following tables set forth the location of each existing restaurant by concept at March 8, 1999 and the number of restaurants in each area.

                         LONGHORN STEAKHOUSE RESTAURANTS

                EXISTING COMPANY-OWNED/JOINT VENTURE RESTAURANTS

ALABAMA
  Dothan ....................................................        1
  Mobile ....................................................        1
  Montgomery ................................................        1
FLORIDA
  Destin ....................................................        1
  Ft. Myers .................................................        2
  Jacksonville ..............................................        4
  Miami/Ft. Lauderdale ......................................        6
  Ocala .....................................................        1
  Orlando ...................................................        7
  St. Augustine .............................................        1
  Tallahassee ...............................................        1
  Tampa/ St. Petersburg .....................................        5
  West Palm Beach ...........................................        2
GEORGIA
  Albany ....................................................        1
  Athens ....................................................        1
  Atlanta ...................................................       24
  Augusta ...................................................        1
  Cartersville ..............................................        1
  Columbus ..................................................        1
  Macon .....................................................        1
  Rome ......................................................        1
  Savannah ..................................................        1
  Statesboro ................................................        1
  Valdosta ..................................................        1
  Warner Robbins ............................................        1
ILLINOIS
   Fairview Heights .........................................        1
KENTUCKY
   Florence .................................................        1
MISSOURI
  St. Louis .................................................        3
NORTH CAROLINA
  Burlington ................................................        1
  Charlotte .................................................        5
  Greensboro/High Point/Winston-Salem .......................        2
OHIO
  Cincinnati ................................................        3
  Cleveland .................................................        7
  Columbus ..................................................        4
SOUTH CAROLINA
  Columbia ..................................................        3
  Greenville/Spartanburg ....................................        2
  Hilton Head ...............................................        1
TENNESSEE
  Chattanooga ...............................................        1
  Nashville .................................................        4

     Total Existing Company-Owned/Joint Venture Restaurants .      106

           EXISTING FRANCHISEE-OWNED RESTAURANTS

PUERTO RICO
   Bayamon .........................................        1

         Total Existing Franchisee-Owned Restaurants        1

         Total LongHorn Steakhouse Restaurants .....      107


         BUGABOO CREEK STEAK HOUSE RESTAURANTS

           EXISTING COMPANY-OWNED RESTAURANTS

CONNECTICUT
  Manchester .......................................        1
DELAWARE
   Newark ..........................................        1
MAINE
  Bangor ...........................................        1
  Portland .........................................        1
MARYLAND
  Gaithersburg .....................................        1
MASSACHUSETTS
  Boston ...........................................        5
  Seekonk ..........................................        1
NEW HAMPSHIRE
  Newington ........................................        1
NEW YORK
  Albany ...........................................        1
  Poughkeepsie .....................................        1
  Rochester ........................................        1
PENNSYLVANIA
  Philadelphia .....................................        1
RHODE ISLAND
  Warwick ..........................................        1

        Total Bugaboo Creek Steak House Restaurants        17

            THE CAPITAL GRILLE RESTAURANTS

          EXISTING COMPANY-OWNED RESTAURANTS

DISTRICT OF COLUMBIA
  Washington .......................................       1
FLORIDA
  Miami ............................................       1
ILLINOIS
  Chicago ..........................................       1
MASSACHUSETTS
  Boston ...........................................       2
MICHIGAN
  Troy .............................................       1
MINNESOTA
  Minneapolis ......................................       1
NORTH CAROLINA
  Charlotte ........................................       1
RHODE ISLAND
  Providence .......................................       1
TEXAS
  Dallas ...........................................       1
  Houston ..........................................       1

        Total The Capital Grille Restaurants .......      11


                 SPECIALTY RESTAURANTS

           EXISTING COMPANY-OWNED RESTAURANTS


MASSACHUSETTS
  The Old Grist Mill Tavern, Seekonk ...............       1
RHODE ISLAND
  Hemenway's Seafood Grille & Oyster Bar, Providence       1

        Total Specialty Restaurants ................       2


             RESTAURANTS UNDER CONSTRUCTION

ALABAMA
    LongHorn Steakhouse, Huntsville ................       1
FLORIDA
    LongHorn Steakhouse, Daytona Beach .............       1
GEORGIA
   Bugaboo Creek Steak House, Atlanta ..............       1
   LongHorn Steakhouse, Atlanta ....................       2
NORTH CAROLINA
    LongHorn Steakhouse, Greensboro ................       1
OHIO
    LongHorn Steakhouse, Cincinnati ................       1

          Total Restaurants Under Construction .....       7

UNIT ECONOMICS

LONGHORN STEAKHOUSE

         The Company's modified LongHorn Steakhouse restaurant design, which has been developed and refined over the past five years, has increased capacity from an average of 150 seats for LongHorn Steakhouse restaurants open prior to 1994 to an average of 203 seats for LongHorn Steakhouse restaurants opened in 1998. The objective of this modification was to increase the revenues of the Company's new LongHorn Steakhouse restaurants while reducing capital expenditures as a percentage of revenues. The Company intends to continue to emphasize leasing as its preferred arrangement for LongHorn Steakhouse sites and currently leases all but 23 of its LongHorn Steakhouse restaurants in operation, owns two sites for restaurants under construction and owns one site held for resale. The Company purchases land only in those circumstances it believes are cost-effective. Two of the nine LongHorn Steakhouse restaurants opened in 1998 were located on property purchased at an average cost of approximately $705,000 per location. The average cash investment to open a LongHorn Steakhouse restaurant in 1998 was approximately $1,271,000, excluding real estate costs and excluding pre-opening expenses of approximately $182,000. Through December 27, 1998, the Company amortized pre-opening expenses over the first 12 months of a restaurant's operation. After December 27, 1998, in accordance with Statement of Position 98-5 Reporting on the Costs of Start-up Activities ("SOP 98-5"), the Company will expense pre-opening costs as incurred.

BUGABOO CREEK STEAK HOUSE

         The Company developed a modified Bugaboo Creek Steak House restaurant design, which served as the new prototype for Bugaboo Creek Steak House restaurants constructed beginning in 1997. The two Bugaboo Creek Steak House restaurants opened during 1998 utilize this design. This modified design is smaller than earlier designs and utilizes approximately 7,200 to 7,800 square feet with a capacity of 232 to 274 seats. The Company is in the process of further refining the prototype, with the objective of reducing the capital expenditure required for new restaurant construction and reducing ongoing operating costs at these new restaurants due to lower square footage and a more efficient layout.

         The Company intends to continue to emphasize leasing as its preferred arrangement for Bugaboo Creek Steak House sites and currently leases all but one of its Bugaboo Creek Steak House sites. The Company purchases land only in those circumstances it believes are cost-effective. Neither of the two Bugaboo Creek Steak House restaurants opened in 1998 were located on purchased property. The average cash investment to open a Bugaboo Creek Steak House restaurant in 1998 was approximately $1,813,000, excluding pre-opening expenses. The average pre-opening expense for Bugaboo Creek Steak House restaurants opened during 1998 of approximately $334,000 was significantly above the previous year's average of $155,000 due to the increased cost associated with a significant delay in one of the 1998 openings caused by a dispute related to the restaurant (See "Legal Proceedings"). Through December 27, 1998, the Company amortized pre-opening expenses over the first 12 months of a restaurant's operation. After December 27, 1998, in accordance with SOP 98-5, the Company will expense pre-opening costs as incurred.

THE CAPITAL GRILLE

         The Capital Grille restaurant development strategy includes the use of sites that are historic or unique in nature. Accordingly, the Company utilizes methods with which to balance controlling the construction costs with the retention of the unique ambiance of each location. The Company intends to continue to emphasize leasing as its preferred arrangement for The Capital Grille sites and currently leases all of its The Capital Grille sites. The Company intends to purchase land only in those circumstances it believes are cost-effective. The average cash investment to open a The Capital Grille restaurant in 1998 was approximately $2,507,000, excluding pre-opening expenses of approximately $331,000. Through December 27, 1998, the Company amortized pre-opening expenses over the first 12 months of a restaurant's operation. After December 27, 1998, in accordance with SOP 98-5, the Company will expense pre-opening costs as incurred.

EXPANSION STRATEGY

LONGHORN STEAKHOUSE AND BUGABOO CREEK STEAK HOUSE:

         The Company plans to expand through the development of existing joint venture partnerships and additional Company-owned LongHorn Steakhouse restaurants and additional Company-owned Bugaboo Creek Steak House restaurants in existing markets and in other selected metropolitan markets in the southeastern, midwestern, northeastern and mid-Atlantic regions of the United States. Currently, the Company has joint venture arrangements covering territories in various areas of Florida, North Carolina, South Carolina and Ohio. The Company plans to continue to expand its restaurant base by clustering its restaurants in existing and new markets, with LongHorn Steakhouse restaurants located primarily in the southeastern and midwestern regions of the United States and Bugaboo Creek Steak House restaurants located primarily in the northeastern and mid-Atlantic regions of the United States. However, in 1999, the Company expects to initiate development of the LongHorn Steakhouse in the northeast and will open at least one Bugaboo Creek Steak House restaurant in the southeast region of the United States.

         The Company believes that clustering in existing markets enhances its ability to supervise operations, market the Company's concept and distribute supplies. The Company, however, also intends to open single restaurants in smaller markets in sufficiently close proximity to the Company's other markets to enable the Company to efficiently supervise operations and distribute supplies.

The Capital Grille:

         The Company plans to expand through the development of additional Company-owned The Capital Grille restaurants in selected metropolitan markets nationwide.

Overall:

         The Company's objective is to increase earnings by expanding market share in existing markets and by developing restaurants in new markets. The Company currently plans to open 15 to 18 Company-owned and joint venture restaurants in 1999: 12 to 14 LongHorn Steakhouse restaurants; two to three Bugaboo Creek Steak House restaurants and one The Capital Grille restaurant. Of the restaurants proposed for 1999, the Company has opened two LongHorn Steakhouse restaurants, has seven restaurants under construction in Alabama, Georgia, Florida, North Carolina and Ohio, and has signed letters of intent or leases on sites for five additional restaurants as of March 8, 1999. The Company expects that four to six of the 12 to 14 LongHorn Steakhouse restaurants to be opened in 1999 will be developed under joint ventures, and that all of the Bugaboo Creek Steak House and The Capital Grille restaurants to be opened in 1999 will be Company-owned.

         In December 1998, the Company acquired one previously franchised LongHorn Steakhouse restaurant in Tampa, Florida for an aggregate purchase price of $1.2 million in cash and a $50,000 note. In the fourth quarter of 1998, the Company acquired the ownership interests of its joint venture partners in 11 LongHorn Steakhouse restaurants located in the Cleveland, Ohio and St. Louis, Missouri markets for an aggregate purchase price of $5.3 million in cash and a $200,000 note.

          The Company will continue to evaluate suitable acquisitions in the restaurant industry as they are identified.

         The Company will consider on a selective basis qualified applicants with substantial restaurant experience and financial resources for franchises of either LongHorn Steakhouse restaurants or Bugaboo Creek Steak House restaurants. The Company does not currently anticipate offering franchises for The Capital Grille restaurants. The Company expects that it will grant franchises to operators who are not joint venture partners with the Company primarily in markets in which the Company would not otherwise expand.

SITE SELECTION AND RESTAURANT LAYOUT

         The Company considers the location of a restaurant to be a critical factor to the unit's long-term success and devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, target population density and household income level as well as specific site characteristics, such as visibility, accessibility and traffic volumes. The Company also reviews potential competition and the profitability of national chain restaurants operating in the area. Senior management inspects and approves each restaurant site. It typically takes approximately 100 to 120 days to construct and open a new LongHorn Steakhouse restaurant, approximately 130 to 140 days to construct and open a new Bugaboo Creek Steak House restaurant and approximately 170 to 185 days to construct and open a new The Capital Grille restaurant. While the Company will consider the option of purchasing sites for its new restaurants where it is cost-effective to do so, currently all but 24 of the Company's restaurant sites are leased.

         Over the past five years, the Company has modified its LongHorn Steakhouse prototype restaurant design, increasing its average seating capacity from approximately 150 seats for LongHorn Steakhouse restaurants open prior to 1994 to an average of 203 seats in approximately 5,500 square feet of space for LongHorn Steakhouse restaurants opened in 1998. An expanded kitchen design incorporating equipment needed for a broader menu is also part of the prototype. The Company believes the kitchen design simplifies training, lowers costs and improves the consistency and quality of the food. The prototype restaurant design also includes cosmetic changes that provide a total restaurant concept intended to be inviting and comfortable while maintaining the ambiance of a Texas roadhouse.

         The Company has renovated and remodeled those LongHorn Steakhouse restaurants that had been opened prior to the development of its new prototype in late 1994. The remodeling involved the installation of kitchen equipment needed for new menu items, as well as the installation of kitchen printers in conjunction with the point-of-sale ("POS") system. The remodeling also included cosmetic improvements such as repainting and refinishing, new lighting and various decor adjustments. Exterior improvements encompassed repainting and additional lighting designed to convey a more inviting image, as well as new signage to reflect the change in the name of the restaurant to LongHorn Steakhouse from LongHorn Steaks.

         The Company has modified its Bugaboo Creek Steak House prototype restaurant design to incorporate a smaller seating capacity than its average restaurant. This new prototype was utilized for the four Bugaboo Creek Steak House restaurants opened during 1998 and 1997. The new prototype has resulted in lower investment cost, reduced labor, utilities and other operating costs while maintaining sales averages at a level higher than the Bugaboo Creek Steak House system average.

RESTAURANT OPERATIONS

         Management and Employees. The management staff of a typical Company restaurant consists of one general manager or managing partner, two to four assistant managers and one or two kitchen managers. In addition, a typical LongHorn Steakhouse restaurant employs approximately 30 to 80 staff members, a typical Bugaboo Creek Steak House restaurant employs approximately 50 to 85 staff members, and a typical The Capital Grille restaurant employs approximately 60 staff members. The general manager or managing partner of each restaurant has primary responsibility for the day-to-day operation of the restaurant and is responsible for maintaining Company-established operating standards. The Company employs 14 LongHorn Steakhouse regional managers, who each have responsibility for the operating performance of four to eight Company-owned LongHorn Steakhouse restaurants or joint venture restaurants managed by the Company and report directly to one of two Vice Presidents of Operations for the LongHorn Steakhouse concept. There are also two joint venture partners, who each have responsibility for the operating performance of from four to 10 joint venture LongHorn Steakhouse restaurants. The Company employs four Bugaboo Creek Steak House regional managers, who each have responsibility for the operating performance of from four to six Bugaboo Creek Steakhouse restaurants and The Old Grist Mill Tavern. All four of these regional managers report directly to the Vice President for the Bugaboo Creek Steak House concept. The Company also employs three regional managers who each have responsibility for from three to five The Capital Grille restaurants and Hemenway's, all reporting directly to the Vice President of Operations for The Capital Grille.

         The Company seeks to recruit managers with substantial restaurant experience. The Company selects its restaurant personnel utilizing a selection process which includes psychological and analytical testing which is designed to identify individuals with those traits the Company believes are important to success in the restaurant industry. The Company requires new managers to complete an intensive training program focused on both on-the-job training as well as a rigorous in-house classroom-based educational course. The program is designed to encompass all phases of restaurant operations, including the Company's philosophy, management strategy, policies, procedures and operating standards. Through its management information systems, senior management receives daily reports on sales, and weekly reports on customer counts, payroll, cost of sales and other restaurant operating expenses. Based upon these reports, management believes that it is able to closely monitor the Company's operations.

         The Company maintains performance measurement and incentive compensation programs for its management-level employees. The performance programs reward restaurant management teams with cash bonuses for meeting sales and profitability targets. Incentive compensation may also be provided to management in some instances in the form of stock options or restricted stock awards. During 1998, stock options were awarded to two joint venture-owned LongHorn Steakhouse restaurant-level managing partners upon execution of their respective employment agreements.

         Management Information Systems. The Company utilizes a Windows-based accounting software package and a network that enables electronic communication throughout the Company. In addition, all of the Company's restaurants utilize Windows-based POS systems and the LongHorn Steakhouse and Bugaboo Creek Steak House restaurants employ a theoretical food costing program. The Company utilizes these management information systems to develop pricing strategies, identify food cost issues, monitor new product reception and evaluate restaurant-level productivity. The Company expects to continue to develop its management information systems in each concept to assist restaurant management in analyzing their business and to improve efficiency.

         Purchasing. The Company establishes product quality standards for beef, then negotiates directly with suppliers to obtain the lowest possible prices for the required quality. The Company also utilizes select long-term contracts on certain items to avoid short-term cost fluctuations. For the LongHorn Steakhouse and Bugaboo Creek Steak House restaurants, beef is aged at the facility of the Company's largest distributor, who delivers the beef to the LongHorn Steakhouse and Bugaboo Creek Steak House restaurants when the age reaches specified guidelines. This arrangement is closely monitored by Company personnel and management believes it provides for efficient and cost-effective meat processing and distribution, while maintaining the Company's control and supervision of purchasing and aging. The Company's management negotiates directly with suppliers for most other food and beverage products to ensure uniform quality and adequate supplies and to obtain competitive prices. The Company purchases its meat, food and other supplies from a sufficient number of suppliers such that the loss of any one supplier would not have a material effect on the Company. In mid-1996, the Company completed a transition from a distribution system utilizing various regional distributors to a consolidated system under which a single distributor services all LongHorn Steakhouse restaurants. In early 1997, this system was commenced for all Bugaboo Creek Steak House restaurants. There are no plans to expand this to The Capital Grille restaurants, which are more geographically dispersed and require a wider selection of raw products than the LongHorn Steakhouse restaurants and Bugaboo Creek Steak House restaurants.

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

         Company-owned restaurants. 70 LongHorn Steakhouse restaurants, all Bugaboo Creek Steak House restaurants, all The Capital Grille restaurants, Hemenway's and The Old Grist Mill Tavern are owned and operated by the Company. The general manager of each of these restaurants is employed and compensated by the Company. See "Restaurant Operations -- Management and Employees" above.

         Joint Venture Restaurants. The Company is a partner in various joint venture partnerships and limited partnerships that in the aggregate operate 36 LongHorn Steakhouse restaurants as of March 8, 1999. The joint ventures are either 50/50 joint ventures for the ownership of a single restaurant managed by the Company or are formed with the goal of developing multiple restaurants in a particular market with an experienced restaurant operator who owns from 10% to 32% of the joint venture. All limited partnerships are for the operation of a single restaurant with the restaurant manager as a 10% limited partner and the Company or a joint venture as the general partner. The joint ventures generally contemplate that the general manager of each restaurant developed or operated by the joint venture will purchase a 10% interest in the cash flow of the restaurant managed, thereby ratably diluting the interest of the Company and its joint venture partner.

         The joint ventures not managed by the Company generally pay fees to the managing partner at a rate of $1,500 to $2,500 per restaurant per month and pay fees to the Company at a rate of $1,500 to $4,000 per restaurant per month. The joint ventures and limited partnerships that are managed by the Company pay fees to the Company at the rate of $3,000 to $4,500 per restaurant per month. Those joint ventures that operate under franchise agreements pay royalties at the rate of 1.5% of gross sales.

         The Company either controls its joint ventures' use of its service marks or the joint ventures operate under franchise agreements with the Company. Franchise agreements for joint ventures are modified by an addendum that provides that no franchise fee is payable and reduces the royalty rate to 1.5% of gross sales. In the event that the Company's partner in the joint venture or any other entity should acquire the joint venture's restaurants, this addendum to the franchise agreement would terminate and the operation of the restaurants would continue under the terms of the franchise agreement. Two of the joint ventures have area development agreements with the Company for the development of additional restaurants. Two other joint ventures do not have specific development rights although the Company has agreed, during a specified time, not to establish restaurants in their market areas except through the joint venture, so long as a specified development schedule is met.

         The joint ventures are terminable by either joint venture partner upon default by the other partner. Certain of the joint ventures give the Company the option under certain circumstances to acquire the interest of the 10% joint venture partner for cash or shares of the Company's common stock. Two of the joint ventures obligate the Company to purchase the interest of its 10% joint venture partner upon the death of the principal of the joint venture partner and include a provision permitting either partner to set a price at which the other partner must either buy the interest of the terminating partner or sell its interest to the terminating partner.

         Franchised Restaurants. As of March 8, 1999, 30 of the 36 restaurants operated by the Company's joint ventures are operated under franchise agreements. In addition, the Company has one unaffiliated franchisee with an area development agreement with the right to operate franchised LongHorn Steakhouse restaurants in Puerto Rico. In 1998, this franchisee opened one LongHorn Steakhouse restaurant in Puerto Rico and the Company purchased one franchised restaurant in Tampa, Florida from another unaffiliated franchisee.

         Franchise Agreements. The franchise agreements are granted with respect to individual restaurants and are either for a term of ten years with a right of the franchisee to acquire a successor franchise for an additional ten-year period if specified conditions are met or for a period of twenty years. The franchise agreements provide for a franchise fee of $60,000, which amount is reduced for subsequent franchises acquired by the same franchisee. The franchise fees are payable in full upon execution. The franchise agreements provide for royalties with respect to each restaurant of 4% of gross sales and require the franchisee to expend on local advertising during each calendar month an amount equal to at least 1.5% of gross sales and, if the Company establishes an advertising fund, to contribute an additional amount of 0.5% of gross sales to such fund or up to 4.5% of the restaurant's gross sales during the conduct of a market, regional or national advertising campaign.

         Each franchisee has the right to terminate its franchise agreement upon default by the Company. The Company also retains the right to terminate a franchise for a variety of reasons, including the franchisee's failure to pay amounts due under the agreement or to otherwise comply with the terms of the franchise agreement.

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

         Franchisees are required to operate their restaurants in compliance with the Company's methods, standards and specifications regarding such matters as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. The franchisee has full discretion to determine the prices to be charged to all customers. In addition, all franchisees are required to purchase food, ingredients, supplies and materials that meet standards established by the Company or which are provided by suppliers approved by the Company. Although not required to do so by the franchise agreements, the Company's franchisees currently purchase beef from the Company's suppliers. The Company does not receive fees or profits on sales by third-party suppliers to franchisees.

         The franchise laws of many jurisdictions limit the ability of a franchisor to terminate or refuse to renew a franchise.

         Area Development Agreements. The Company has also entered into area development agreements with developers, including joint ventures in which the Company is a partner. Under these agreements, the developer has exclusive rights to establish and operate LongHorn Steakhouse restaurants in a defined territory generally for a period of five years, conditioned upon meeting a development schedule provided in the area development agreement. The Company may enter into similar agreements with respect to Bugaboo Creek Steak House restaurants. Each area development agreement provides the developer with the option to renew the agreement, usually for an additional five-year period, predicated upon the establishment of new performance goals and the Company's determination that the developer has the capability to comply with the new performance goals. Development fees paid upon execution of area development agreements reflect the size of the territory involved and are non-refundable, but are applied to the payment of franchise fees for restaurants opened pursuant to franchises granted to the developer.

SERVICE MARKS

         The Company has registered LONGHORN STEAKS and design, LONGHORN STEAKHOUSE and design, BUGABOO CREEK STEAK HOUSE and design and THE CAPITAL GRILLE and design as service marks with the United States Patent and Trademark Office. The Company has additional registered marks used in connection with the operations of its various restaurants. The Company regards its service marks as having significant value and as being important factors in the marketing of its restaurants. The Company is aware of names and marks similar to the service marks of the Company used by other persons in certain geographic areas; however, the Company believes such uses will not adversely affect the Company. It is the Company's policy to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

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

         During 1998, approximately 15.9% of the Company's restaurant sales are attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The Company has not experienced and does not presently anticipate experiencing any delays or other problems in obtaining or renewing licenses or permits to sell alcoholic beverages; however, the failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations.

         The Company and its franchisees are subject in each state in which they operate restaurants to "dram shop" statutes or case law interpretations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

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

         Various proposals for comprehensive health care reform have been or could be submitted to Congress. To the extent that proposals are enacted which require employers to pay for employees' health insurance or other coverage, such legislation may have a significant effect on the Company.

EMPLOYEES

         As of March 8, 1999, the Company employed approximately 8,350 persons, 126 of whom were corporate personnel, 617 of whom were restaurant management personnel and the remainder of whom were hourly personnel. Of the 126 corporate employees, 53 are in management positions and 73 are administrative or office employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

         As of March 8, 1999, all but 24 of the Company's restaurants were located in leased space. The Company's Tucker, Georgia restaurant is leased from a partnership that is 40% owned by three directors of the Company who were original shareholders of the Company.

         Initial lease expirations typically range from five to ten years, with the majority of these leases providing for an option to renew for at least one additional term of three to 15 years. All of the Company's leases provide for a minimum annual rent, and approximately half of the leases call for additional rent based on sales volume (generally 2.0% to 8.0%) at the particular location over specified minimum levels. Generally the leases are net leases which require the Company to pay the costs of insurance, taxes and a portion of lessors' operating costs.

         The leases on the operating Company-owned restaurants will expire over the period from 2002 through 2029 (assuming exercise of all renewal options).

         The Company owns a 10,000 square feet office building and leases a 15,000 square feet office building in which its corporate offices, LongHorn Steakhouse restaurant operations and The Capital Grille restaurant operations are headquartered. Both office buildings are located in Atlanta, Georgia. In addition, the Company leases approximately 1,500 square feet of space in East Providence, Rhode Island to house staff to support the operation of Bugaboo Creek Steak House restaurants.

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

         On, April 30, 1998, the Company filed a Petition for Declaratory Relief and Contract Reformation styled RARE Hospitality International, Inc. v. Centercap Associates, L.L.C. and Moo Management, Inc., C.A. No. 16350 NC in the Chancery Court of New Castle County, Delaware seeking a determination that the Company, and not RTL Joint Venture, is the tenant under the Ground Lease. In its amended Answer and Counterclaim in this action, Moo alleged that the Company and Moo agreed to the terms of a binding joint venture agreement to develop Bugaboo Creek Steak House restaurants and entered into the Ground Lease in furtherance thereof. In its Counterclaim, Moo alleged that the Company has breached the alleged agreement and, as a result, Moo has been deprived of the profit that it would have earned from the purchase and operation of three Bugaboo Creek Steak House restaurants owned by the Company, has been damaged by the efforts undertaken and the expenses incurred by Moo in preparation for performance of the alleged joint venture agreement and has been deprived of the profits lost and that would be lost as the result of the Company's failure to perform the alleged joint venture agreement. Moo sought an unspecified amount of monetary damages and the dismissal of the Company's petition.

         Following a preliminary hearing in this matter held on December 18, 1998, this action and the counterclaim were dismissed without prejudice.

         On June 9, 1998, the Company filed a Demand for Arbitration versus Moo with the American Arbitration Association in Atlanta, Georgia styled RARE Hospitality International, Inc. V. Moo Management, Inc., AAA Case no. 30418025798, and filed an Amended Demand for Arbitration on July 7, 1998. In this arbitration, the Company sought an immediate hearing and injunctive relief directing that the Ground Lease be transferred to the Company and that Moo and its principals be relieved from liability on the Ground Lease. The Company further requested an award declaring that there is no joint venture or partnership between the Company and Moo to develop Bugaboo Creek Steak House restaurants and granting monetary damages for the Company's losses incurred as a result of the wrongful conduct of Moo.


         A hearing was held on July 23, 1998, with respect to the Company's request for preliminary relief. On July 29, 1998, the arbitrator entered an Order determining that the Company's request for preliminary injunctive relief was subject to arbitration, that the arbitrator had jurisdiction to decide that request and granting the Company's request for preliminary relief by ordering Moo to sign on behalf of RTL Joint Venture an assignment of the Ground Lease to the Company. The Company must also make an accounting to Moo on a monthly basis of the operations of the Bugaboo Creek Steak House restaurant operated on the Ground Lease until further order of the arbitrator.

         On August 6, 1998, Moo filed an Answer and Counterclaim in the arbitration. In its Answer and Counterclaim, Moo denies the Company's claim, alleges that the Company has waived its right to arbitration and that the tribunal is without jurisdiction to hear the matter, makes essentially the same counterclaims as contained in Moo's Answer and Counterclaim in the Delaware action described above and seeks unspecified damages in an amount to be proven, but not less than $5,000,000.

         The week of December 7, 1998, an evidentiary hearing was conducted in the arbitration with respect to only the issue of liability, if any, of the Company. The hearing was continued and concluded with closing arguments on March 11, 1999. The arbitrator will accept proposed findings of fact and conclusions of law from both parties and render his decision regarding liability following those submissions.

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

         On September 11, 1998, Moo filed an Answer and Counterclaim in the Fulton County action, objecting to the jurisdiction and venue in the case, denying the Company's claims and making essentially the same counterclaims as contained in Moo's Answer and Counterclaim in the arbitration described above. Also on September 11, 1998, Messrs. Rosenblit, Tuttleman and Green each filed an Answer in the Fulton County action objecting to jurisdiction and venue and denying the Company's claims.

         The Fulton County action has been referred to mandatory, non-binding arbitration and a hearing was held on March 19, 1999. Following this hearing the arbitrators entered an award denying the Company's claim and denying the defendants counterclaims, in each case without explanation. This procedure is required by the Fulton County court, but either party can reject the arbitration award and proceed to a trial of the matter.

         The Company denies any liability with respect to the claims of Moo in its counterclaims against the Company and intends to vigorously defend the counterclaims. Management believes that the Company's position has merit and the resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted for a vote of security holders during the fourth quarter of 1998.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock was traded on the Nasdaq National Market under the symbol "LOHO" from March 31, 1992 until January 10, 1997. The stock now trades under the symbol "RARE". The table below sets forth the high and low sales prices of the Company's common stock, as reported on the Nasdaq National Market, during the periods indicated.


FISCAL YEAR ENDED DECEMBER 27, 1998       HIGH          LOW
-----------------------------------       -----         ---
First Quarter .....................      $    12     $ 8 5/8
Second Quarter ....................       13 7/8      10 7/8
Third Quarter .....................           15      10 9/16
Fourth Quarter ....................           14       8 1/2

FISCAL YEAR ENDED DECEMBER 28, 1997
-----------------------------------
First Quarter .....................      $19 1/2      $12 3/4
Second Quarter ....................       16 3/4       10 3/4
Third Quarter .....................       14 1/8        9 1/2
Fourth Quarter ....................       11 1/8        8 5/8

          As of March 8, 1999, there were approximately 365 holders of record of the Company's common stock.

         Since the Company's initial public offering in 1992, the Company has not declared or paid any cash dividends or distributions on its capital stock. The Company does not intend to pay any cash dividends on its common stock in the foreseeable future, as the current policy of the Company's Board of Directors is to retain all earnings to support operations and finance expansion. The Company's existing revolving line of credit restricts the payment of cash dividends without prior lender approval. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Future declaration and payment of dividends, if any, will be determined in light of then current conditions, including the Company's earnings, operations, capital requirements, financial condition, restrictions in financing arrangements and other factors deemed relevant by the Board of Directors.


         While the Company has not declared or paid any cash dividends on its capital stock since its initial public offering, due to the accounting for a subsequent acquisition as a pooling of interests the Company's consolidated financial statements reflect distributions made by certain entities acquired by the Company prior to such acquisition.

         In April 1998, the Company issued 45,098 shares of its common stock (the "DMC Shares") and paid $175,000 to D.C. George Management Corporation ("DMC") in exchange for DMC's interest in a management agreement with Carolina Steakhouse Ventures, a joint venture between the Company and two other entities for the operation of LongHorn Steakhouse restaurants. The DMC Shares are subject to the terms of a Restricted Stock Agreement between the Company and DMC, and will vest periodically over four years conditioned upon the continued employment of D.C. George by the Company. Exemption from registration of the DMC Shares was claimed under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rules 505 and 506 promulgated under the Securities Act of 1933, as amended.

         In December 1997, the Company issued 36,183 shares of its common stock (the "Pangulf Shares") and issued a $361,832 note to Pangulf Ventures, Inc. ("Pangulf") in exchange for Pangulf's interest in Eagle Ventures, a joint venture partnership between Pangulf and the Company. Exemption from registration of the Pangulf Shares was claimed under Sections 4(2) and 4(6) of the Securities Act of 1933 as amended, and Rules 505 and 506 promulgated under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

         Following is selected consolidated financial data as of and for each of the years in the five-year period ended December 27, 1998. The Consolidated Financial Statements as of December 27, 1998 and December 28, 1997 and for each of the years in the three-year period ended December 27, 1998 and the independent auditors' report thereon are included in this Form 10-K. The data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations," also included in this Form 10-K.

                                                                           FISCAL YEARS ENDED
                                                   ----------------------------------------------------------------------
                                                   DEC 27,        DEC. 28,       DEC. 29,        DEC. 31,        DEC. 31,
                                                    1998            1997           1996            1995            1994
                                                   ----------------------------------------------------------------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenues:
  Restaurant sales ..........................      $319,084      $ 264,727       $ 212,894       $ 149,279       $ 111,025
  Wholesale meat sales ......................            --             --           2,547           6,495           3,389
  Franchise revenues ........................            --             27             308             606             615
                                                   --------      ---------       ---------       ---------       ---------
        Total revenues ......................       319,084        264,754         215,749         156,380         115,029
Costs and expenses:
  Cost of restaurant sales ..................       116,602         97,568          78,637          54,074          39,956
  Cost of wholesale meat sales ..............            --             --           2,491           6,159           3,137
  Operating expenses--restaurants ...........       142,730        119,480          94,587          67,629          50,924
  Operating expenses--meat division .........            --             --             234             766             702
  Provision for asset impairments,
    restaurant closings, and other charges ..         2,500         23,666           1,436             155           1,120
  Merger and conversion expenses ............            --             --           2,900              --              --
  Depreciation and amortization--restaurants         17,636         15,218          12,191           7,171           5,025
  General and administrative expenses .......        22,470         23,590          13,732          11,082          10,131
                                                   --------      ---------       ---------       ---------       ---------
        Total costs and expenses ............       301,938        279,522         206,208         147,036         110,995
                                                   --------      ---------       ---------       ---------       ---------
        Operating income (loss) .............        17,146        (14,768)          9,541           9,344           4,034
Interest expense (income), net ..............         2,939          1,245             (79)           (291)           (794)
Provision for litigation settlement .........            --             --             605              --              --
Minority interest ...........................         1,334          1,219             602               5              --
                                                   --------      ---------       ---------       ---------       ---------
        Earnings (loss) before income taxes .        12,873        (17,232)          8,413           9,630           4,828
Income tax expense (benefit) ................         4,120         (5,000)          3,170           3,047           1,286
                                                   --------      ---------       ---------       ---------       ---------
        Net earnings (loss) .................      $  8,753      $ (12,232)      $   5,243       $   6,583       $   3,542
                                                   ========      =========       =========       =========       =========
Basic earnings (loss) per common share ......      $   0.73      $   (1.04)      $    0.46       $    0.67       $    0.37
                                                   ========      =========       =========       =========       =========
Weighted average common shares
  outstanding (basic) .......................        12,004         11,751          11,302           9,753           9,517
                                                   ========      =========       =========       =========       =========
Diluted earnings (loss) per common share ....      $   0.72      $   (1.04)      $    0.45       $    0.66       $    0.37
                                                   ========      =========       =========       =========       =========
Weighted average common shares
  outstanding (diluted) .....................        12,099         11,751          11,631           9,955           9,526
                                                   ========      =========       =========       =========       =========

                                                                     FISCAL YEARS ENDED
                                               ---------------------------------------------------------------
                                               DEC 27,      DEC. 28,       DEC. 29,     DEC. 31,      DEC. 31,
                                                1998          1997           1996         1995          1994
                                               ---------------------------------------------------------------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital ........................      $  1,136      $  1,359      $  2,065      $    561      $22,488
Total assets ...........................       220,352       195,486       151,594       107,735       81,951
Debt, net of current installments ......        48,000        43,000         7,100        13,858        1,808
Obligations under capital leases, net of
  current installments .................         9,732         5,051            --            --           --
Minority interest ......................         2,610         4,890         3,301           615           --
Total shareholders' equity .............       120,618       111,980       121,384        78,133       70,289

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

         Effective July 1, 1996, the Company changed its fiscal year-end from December 31 to a 52- or 53-week year ending on the last Sunday in December. Interim reporting periods within 1996 contained three months for the first two quarters. The third and fourth quarters of 1996 each contained 13 weeks. Fiscal 1998, which ended on December 27, 1998, and fiscal 1997, which ended on December 28, 1997, each contained 52 weeks. All general references to years relate to fiscal years, unless otherwise noted.

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

         General and administrative expenses include finance, accounting, management information systems, and other administrative overhead related to support functions for Company-owned, joint venture, and franchise restaurant operations. Minority interest consists of the partners' share of earnings in joint venture restaurants.

         In April 1996, the Company discontinued the meat cutting and distribution operations of its meat division, but retained the purchasing function. As a result, the Company no longer generates wholesale meat sales to franchises or unaffiliated businesses. Prior to April 1996, the LongHorn Steakhouse restaurants were not charged distribution costs, which were absorbed by the Company's meat division. Subsequent to April 1996 the LongHorn Steakhouse restaurants absorb the full cost of purchased beef.

         Beginning with 1998, the Company defines the comparable restaurant base for 1998 to include those restaurants open for a full 18 months prior to the beginning of each fiscal quarter. The Company defines the comparable restaurant base for 1997 to include those restaurants open for a full 15 months prior to the beginning of the fiscal year. Average weekly sales are defined as total restaurant sales divided by restaurant weeks. A "restaurant week" is one week during which a single restaurant is open, so that two restaurants open during the same week constitutes two restaurant weeks.

         The Company's revenues and expenses can be significantly affected by the number and timing of the opening of additional restaurants. The timing of restaurant openings also can affect the average sales and other period-to-period comparisons.

         The following table sets forth the percentage relationship to total revenues of the listed items included in the Company's consolidated statements of operations, except as indicated:

                                                                     FISCAL YEARS ENDED
                                                        ----------------------------------------------
                                                        DECEMBER 27,     DECEMBER 28,     DECEMBER 29,
                                                           1998             1997             1996
                                                        ----------------------------------------------
Revenues:
 Restaurant Sales:
  LongHorn Steakhouse ...........................           66.3%           64.3%            63.3%
  The Capital Grille ............................           16.0            14.9              9.4
  Bugaboo Creek Steak House .....................           15.7            16.9             20.4
  Other restaurants .............................            2.0             3.9              5.6
                                                           -----           -----            -----
        Total restaurant sales ..................          100.0           100.0             98.7
 Wholesale meat sales ...........................             --              --              1.2
 Franchise revenues .............................             --              --              0.1
                                                           -----           -----            -----
        Total revenues ..........................          100.0           100.0            100.0
Costs and expenses:
 Cost of restaurant sales(1) ....................           36.5            36.9             36.9
 Cost of wholesale meat sales(1) ................             --              --             97.8
 Operating expenses--restaurants(1) .............           44.7            45.1             44.4
 Operating expenses--meat division ..............             --              --              0.1
 Provision for asset impairments,
   restaurant closings, and other charges .......            0.8             8.9              0.7
 Merger and conversion expenses .................             --              --              1.3
 Depreciation and amortization--restaurants(1) ..            5.5             5.7              5.7
 General and administrative expenses ............            7.0             8.9              6.4
                                                           -----           -----            -----
        Total costs and expenses ................           94.6           105.5             95.6
                                                           -----           -----            -----
        Operating income (loss) .................            5.4            (5.5)             4.4
Interest expense (income), net ..................            0.9             0.5             (0.1)
Provision for settlement of shareholder suit ....             --              --              0.3
Minority interest ...............................            0.4             0.5              0.3
                                                           -----           -----            -----
        Earnings (loss) before income taxes .....            4.0            (6.5)             3.9
 Income tax expense (benefit) ...................            1.3            (1.9)             1.5
                                                           -----           -----            -----
        Net earnings (loss) .....................            2.7%           (4.6)%            2.4%
                                                           =====           =====            =====


-----------
(1) Cost of restaurant sales, restaurant operating expenses, and depreciation and amortization are expressed as a percentage of restaurant sales, and cost of wholesale meat sales is expressed as a percentage of wholesale meat sales.

RESULTS OF OPERATIONS

Year Ended December 27, 1998 Compared to Year Ended December 28, 1997

REVENUES

Total revenues increased 20.5% to $319.1 million for 1998 compared to $264.7 million for 1997.

LongHorn Steakhouse:

         Sales in the LongHorn Steakhouse restaurants increased 24.1% to $211.4 million for 1998 compared to $170.3 million for 1997. The increase reflects a 16.4% increase in restaurant operating weeks in 1998 as compared to 1997, resulting from an increase in the restaurant base from 96 LongHorn Steakhouse restaurants at the end of 1997 to 104 restaurants at the end of 1998. Average weekly sales for all LongHorn Steakhouse restaurants in 1998 were $41,638, a 6.7% increase over 1997. Sales for the comparable LongHorn Steakhouse restaurants increased 5.0% in 1998 as compared to 1997. The increase in comparable restaurant sales for 1998 at LongHorn Steakhouse was attributable primarily to an increase to customer counts.

The Capital Grille:

         Sales in The Capital Grille restaurants increased 29.3% to $51.1 million for 1998 compared to $39.5 million for 1997. The increase reflects a 42.1% increase in restaurant operating weeks in 1998 as compared to 1997, resulting from an increase in the restaurant base from 10 The Capital Grille Restaurants at the end of 1997 to 11 restaurants at the end of 1998. Average weekly sales for all The Capital Grille restaurants in 1998 were $89,329, a 9.0% decrease from 1997. Sales for the comparable The Capital Grille restaurants increased 6.1% in 1998 as compared to 1997. The increase in comparable restaurant sales at The Capital Grille restaurants is primarily attributable to an increase in customer counts.

Bugaboo Creek Steak House:

         Sales in the Bugaboo Creek Steak House restaurants increased 12.2% to $50.1 million for 1998 compared to $44.6 million for 1997. The increase reflects a 9.1% increase in restaurant weeks in 1998 as compared to 1997, resulting from an increase in the restaurant base from 16 Bugaboo Creek Steak House restaurants at the end of 1997 to 17 restaurants at the end of 1998. Average weekly sales for all Bugaboo Creek Steak House restaurants in 1998 were $60,788, a 2.8% increase from 1997. Sales for the comparable Bugaboo Creek Steak House restaurants decreased 2.5% in 1998 as compared to 1997. The decrease in comparable restaurant sales at Bugaboo Creek Steak House restaurants is primarily attributable to a decrease in customer counts.

Franchise Revenue:

         During 1997, the Company acquired all of the LongHorn Steakhouse restaurants that were then paying franchise revenues. In September 1998, a franchise LongHorn Steakhouse restaurant opened in Puerto Rico; this franchisee began paying franchise fees in January 1999. No franchise revenues were earned during 1998.

COSTS AND EXPENSES

         Cost of restaurant sales, as a percentage of restaurant sales, decreased to 36.5% in 1998 from 36.9% in 1997. This decrease is due, in part, to purchasing contracts negotiated during the year, which stabilized the cost of restaurant sales as a percentage of restaurant sales.

         Restaurant operating expenses decreased as a percentage of restaurant sales in 1998 to 44.7% from 45.1% in 1997. The decrease in operating expenses as a percentage of sales in 1998 was due to an increase in average unit sales providing greater leverage of fixed and semi-fixed expenses, principally rent and management labor.

         The provision for asset impairments, restaurant closings, and other charges of $2.5 million in 1998 was determined under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS No. 121") by comparing expected future cash flows to the carrying value of these assets. This charge was primarily the result of a decision by management, in the fourth quarter, to close one The Capital Grille restaurant partially offset by favorable developments in estimated amounts accrued in 1997 for costs associated with closed facilities.

         General and administrative expenses decreased to $22.5 million in 1998 or 7.0% of total revenues, from $23.6 million in 1997, or 8.9% of total revenues. The decrease as a percentage of total revenues was primarily due to the $5 million in nonrecurring expenses recognized in 1997 as partially offset by higher general and administrative expenses in 1998, primarily payroll related, associated with building the infrastructure necessary to support the Company's growth.

         Interest expense increased to $2.9 million in 1998 compared to $1.2 million in 1997. The increase in interest expense is due to higher average borrowings outstanding under the Company's revolving credit agreement as well as additional expenses associated with obtaining the Company's new revolving credit facility. The Company's weighted average interest rate on borrowings was approximately 7.8% in 1998 as compared to 7.2% in 1997.

         Minority interest increased to $1.3 million in 1998 from $1.2 million in 1997. This reflects an increase in the number of joint venture restaurants for most of 1998, partially offset by the purchase of joint venture partners' partnership interests in 11 joint venture restaurants during the fourth quarter of 1998.

         Income tax expense in 1998 was 32.0% of earnings before income taxes. The Company's effective income tax rate differs from applying the statutory federal income tax rate of 35% to earnings before income taxes primarily due to employee FICA tip tax credits partially offset by state income taxes.

         Net income of $8.8 million in 1998, as compared to a net loss of $12.2 million in 1997, reflects the net effect of the items discussed above.

Year Ended December 28, 1997 Compared to Year Ended December 29, 1996

REVENUES

         Total revenues increased 22.7% to $264.8 million for 1997 compared to $215.7 million for 1996. Restaurant sales increased 24.3% to $264.7 million in 1997 compared to $212.9 million in 1996.

LongHorn Steakhouse:

         Sales in the LongHorn Steakhouse restaurants increased 24.8% to $170.3 million for 1997 compared to $136.5 million for 1996. The increase reflects a 23.7% increase in restaurant operating weeks in 1997 as compared to 1996, resulting primarily from the opening of 14 new LongHorn Steakhouse restaurants and the acquisition of 3 additional LongHorn Steakhouse restaurants. Average weekly sales for all LongHorn Steakhouse restaurants in 1997 were $39,035, a 0.5% increase over 1996. Sales for the 54 comparable LongHorn Steakhouse restaurants increased 0.2% in 1997 as compared to 1996.

Bugaboo Creek Steak House:

         Sales in the Bugaboo Creek Steak House restaurants increased 1.3% to $44.6 million for 1997 compared to $44.1 million for 1996. The increase reflects a 6.9% increase in restaurant operating weeks in 1997 as compared to 1996, resulting from the opening of 3 new Bugaboo Creek Steak House restaurants. Average weekly sales for all Bugaboo Creek Steak House restaurants in 1997 were $59,114, a 5.2% decrease from 1996. Sales for the 10 comparable Bugaboo Creek Steak House restaurants decreased 5.3% in 1997 as compared to 1996. The decrease in comparable restaurants sales at the Bugaboo Creek Steak House restaurants is primarily attributable to a decrease in customer counts.

The Capital Grille:

         Sales in The Capital Grille restaurants increased 94.4% to $39.5 million for 1997 compared to $20.3 million for 1996. The increase reflects a 96.4% increase in restaurant operating weeks in 1997 as compared to 1996, resulting primarily from new The Capital Grille restaurants. Average weekly sales for all The Capital Grille restaurants in 1997 were $98,169, a 1.0% decrease from 1996. Sales for the three comparable The Capital Grille restaurants increased 8.7% in 1997 as compared to 1996. The increase in comparable restaurants sales at The Capital Grille restaurants is primarily attributable to an increase in customer counts.

Company-wide:

         A contracted meat distribution system was implemented for the LongHorn Steakhouse restaurants during the first half of 1996, thereby eliminating the need for an internal meat production and distribution facility. Accordingly, the Company's meat cutting and distribution activities ceased during 1996 and wholesale meat sales were eliminated. Franchise revenues decreased to $27,000 in 1997 compared to $308,000 in 1996 due to i) the termination of the franchise agreement for the Hoover, Alabama franchised LongHorn Steakhouse restaurant, ii) the Company's acquisition of two franchised LongHorn Steakhouse restaurants in the first quarter of 1997, iii) the closure of two franchised LongHorn Steakhouse restaurants (one each, in the first and third quarters of 1996), and
iv) the formation of a joint venture to operate three previously franchised LongHorn Steakhouse restaurants in the second quarter of 1996.

COSTS AND EXPENSES

         Cost of restaurant sales, as a percentage of restaurant sales, remained flat in 1997 and 1996 at 36.9%.

         Due to the elimination of wholesale meat sales during 1996, there were no wholesale meat costs for 1997, compared to 97.8% of wholesale meat sales in 1996.

         Restaurant operating expenses increased as a percentage of restaurant sales in 1997 to 45.1% from 44.4% in 1996. This increase was primarily attributable to i) incremental labor, controllable expenses and start-up expenses associated with the Company's new store opening program, as the Company opened 25 restaurants in 1997; and ii) increased labor and controllable expenses as the Company focused on better execution and higher standards in the LongHorn Steakhouse concept.

         General and administrative expenses increased to $23.6 million in 1997, or 8.9% of total revenues, from $13.7 million in 1996, or 6.4% of total revenues. The increase was primarily due to $5.0 million in non-recurring expenses including charges resulting from i) current asset reconciliation and evaluation processes and ii) severance, hiring and other employment related charges.

         In the fourth quarter of 1997, management initiated an in-depth analysis of the Company's growth strategies and assets available for accomplishing future growth plans. This analysis prompted an evaluation of the fair value of certain underperforming assets under SFAS No. 121, by comparing expected future cash flows to the carrying value of these assets. The resulting impairment, primarily related to restaurant closings and the write-down or write-off of restaurant assets in the LongHorn division, along with the write-off of other specific assets, aggregated $23.7 million.

         Interest expense increased to $1.2 million in 1997 compared to $79,000 in net interest income in 1996. The increase in interest expense is due to higher average borrowing outstanding under the Company's revolving credit agreement.

         Minority interest increased to $1.2 million in 1997 from $602,000 in 1996. This reflects an increase in the number of joint venture restaurants to 43 at December 28, 1997, from 35 at December 29, 1996, partially offset by the purchase of joint venture partners' partnership interests in 10 joint venture restaurants during the fourth quarter of 1997.

         Income tax benefit for 1997 was $5 million due to the pre-tax loss reported by the Company, resulting primarily from the aggregate $28.7 million in nonrecurring charges recorded during the year. Income tax expense in 1996 was 37.7% of earnings before income taxes, reflecting $2.5 million of nondeductible merger and conversion expense, offset primarily by the benefits of FICA tip credits.

         The net loss of $12.2 million in 1997, as compared to net earnings of $5.2 million in 1996, reflects the net effect of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital primarily for the development of new restaurants, selected acquisitions and the refurbishment of existing restaurants. Principal financing sources in 1998 consisted of cash flow from operations ($35.1 million) and additional borrowings under the Company's revolving credit facility ($5.0 million). The primary uses of funds consisted of costs associated with expansion, principally leasehold improvements, equipment, land and buildings associated with the construction of new restaurants ($25.0 million) and the acquisition of joint venture partnership and franchise interests ($6.6 million).

         Since substantially all sales in the Company's restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

         The increases in accounts receivable, inventory and accrued expenses are principally due to the new restaurants which were opened during 1998 and the result of higher average unit volumes experienced during 1998. Further increases in current asset and liability accounts are expected as the Company continues its restaurant development program.

         On August 26, 1998, the Company amended and restated its revolving credit facility to increase the aggregate commitment from $60 million to $100 million with an initial term of three years. The terms of the revolving credit facility, as amended, require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company's leverage ratio) or the administrative agent's prime rate of interest plus a margin of 0% to 0.75% (depending on the Company's leverage ratio), at the Company's option, and pay a commitment fee of 0.3% to 0.5% per year on any unused portion of the facility. As of December 27, 1998, interest on the revolving credit facility accrues at LIBOR plus 1.625% or the prime rate plus 0.375%. As of December 27, 1998, the Company was required to pay a commitment fee of 0.35% per year on any unused portion of the facility. The revolving credit facility contains various convenants and restrictions which, among other things, require the maintenance of stipulated leverage and fixed charge coverage ratios and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The Company is currently in compliance with such covenants.

         In August 1998, the Company entered into an interest rate swap agreement with a commercial bank, which effectively fixes the interest rate at 7.515% on $40.0 million of the Company's borrowings through August 1999, decreasing to $35.0 million through February 2000 and decreasing to $25.0 million through August 2001. The Company is exposed to credit losses on this interest rate swap in the event of counterparty non-performance, but does not anticipate any such losses.

         On December 27, 1998, $48.0 million was outstanding and $52.0 million was available under the Company's revolving credit facility at a weighted average interest rate equal to 6.836%. Giving effect to the interest rate swap agreement, the weighted average interest rate on borrowings under the revolving credit facility was 7.421%.

         The Company currently plans to open 12 to 14 Company-owned and joint venture LongHorn Steakhouse restaurants, two or three Bugaboo Creek Steak House restaurants and one The Capital Grille restaurant in 1999. The Company estimates that its capital expenditures (without consideration of contributions from joint venture partners) will be approximately $44 to $48 million in 1999. The capital expenditure estimate for 1999 includes the estimated cost of developing 15 to 18 new restaurants, ongoing refurbishment in existing restaurants, a planned expansion of the corporate offices in Atlanta, costs associated with obtaining real estate for year 2000 planned openings, and continued investment in improved management information systems. The Company expects that available borrowings under the Company's revolving credit facility, together with cash on hand and cash provided by operating activities, will provide sufficient funds to finance its expansion plans through the year 2000.

         The preceding discussion of liquidity and capital resources contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-K, among the other factors that could cause actual results to differ materially are the following: failure of facts to conform to necessary management estimates and assumptions; the Company's ability to identify and secure suitable locations on acceptable terms, open new restaurants in a timely manner, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company's business discipline over a large restaurant base; risks associated with the Year 2000 issue, including Year 2000 problems that may arise on the part of third parties which may affect the Company's operations; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains; business conditions, such as inflation or a recession, and growth in the restaurant industry and the general economy; the risks set forth in Exhibit 99(a) to this Form 10-K, which are hereby incorporated by reference and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements. See the description of forward-looking statements found in "Forward Looking Statements."

EFFECT OF INFLATION

         Management believes that inflation has not had a material effect on earnings during the past several years. Inflationary increases in the cost of labor, food and other operating costs could adversely affect the Company's restaurant operating margins. In the past, however, the Company generally has been able to modify its operations and increase menu prices to offset increases in its operating costs.

         Federal law increased the hourly minimum wage to $5.15 on September 1, 1997. The legislation, however, froze the wages of tipped employees at $2.13 per hour if the difference is earned in tip income. Although the Company experienced a slight increase in hourly labor costs during 1997 and 1998, the effect of the increase in minimum wage was significantly diluted due to the fact that the majority of the Company's hourly employees are tipped and the Company's non-tipped employees have historically earned wages greater than the federal minimum. As such, the Company's increases in hourly labor cost were not proportionate to the increases in minimum wage rates.

IMPACT OF THE YEAR 2000 ISSUE

         Most hardware and software designed in the past was not designed to recognize calendar dates beginning in the Year 2000. The failure of such hardware and software to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failures, which could result in an adverse effect on the Company's operations.

         The Company's key information technology systems, including its financial, informational and operational systems ("IT Systems"), which are mainly comprised of third party hardware and software, have been assessed and detailed plans have been developed to address any remediations required before the end of 1999. The Company is in the process of testing its IT Systems to determine Year 2000 compliance. Management anticipates that such testing will be complete by September 30, 1999. In addition, the Company is in the process of assessing its non-IT systems that utilize embedded technology such as microcontrollers and reviewing them for Year 2000 compliance. Assessment of the Company's non-IT Systems is scheduled for completion by September 30, 1999.

         To operate its business, the Company relies upon its suppliers, distributors and other third party service providers ("Material Providers"), over which it can assert little control. The Company's ability to conduct its core business is dependent upon the ability of these Material Providers to remediate their Year 2000 issues to the extent they affect the Company. If the Material Providers do not appropriately remediate their Year 2000 issues or develop viable contingency plans, the Company's ability to conduct its core business may be materially impacted, which could result in a material adverse effect on the Company's financial condition.

         Where predictable, the Company is assessing and attempting to mitigate its risks with respect to the failure of its Material Providers to be Year 2000 ready as part of its ongoing contingency planning. The Company has requested all of its Material Providers to provide information regarding their state of Year 2000 readiness. The process of following up with Material Providers who have not yet responded and evaluating all responses is expected to be completed by September 30, 1999. Although the communications received by the Company from its Material Providers, to date, have not disclosed any material Year 2000 issues, there is no assurance that these Material Providers will be Year 2000 ready on a timely basis. Unanticipated failures or significant delays in furnishing products or services by Material Providers could cause certain restaurants to temporarily close or remove certain items from their menus, which could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. If unanticipated problems arise from systems or equipment, there could be material adverse effects on the Company's consolidated financial position, results of operations and cash flows. As part of the Year 2000 readiness efforts, the Company is developing contingency plans which will need to be implemented in the event of failures in the Company's IT Systems or non-IT systems. The remainder of the contingency plans are expected to be completed by September 30, 1999, but will be modified as additional information regarding possible failures becomes available.

         The Company expenses costs associated with its Year 2000 system changes as the costs are incurred except for system change costs that the Company would otherwise capitalize. The program, including testing and remediation of all of the Company's systems and applications, the cost of external consultants, the purchase of software and hardware, the development and implementation of viable contingency plans, including the compensation of internal employees working on Year 2000 projects, is expected to cost approximately $1,025,000 (except for fringe benefits of internal employees, which are not separately tracked) from inception in calendar year 1998 through completion in calendar year 1999. Of these costs, approximately $100,000 was incurred (approximately $80,000 of which was capitalized) during 1998 and approximately $925,000 is expected to be incurred in 1999 (approximately $800,000 of which will be capitalized). However, the Company is unable to estimate the additional costs that it may incur subsequent to 1999 as a result of Year 2000 problems suffered by Material Providers, and there can be no assurance that the Company will successfully address the Year 2000 problems present in its own IT Systems and non-IT systems.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which is effective for 2000, requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain hedge transactions. The Company is analyzing the implementation requirements and currently does not anticipate there will be a material impact on the results of operations or financial position after the adoption SFAS No. 133.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131, which is effective for 1998, significantly modifies disclosures associated with segments of an entity. Due to the similar economic characteristics as well as a single type of product, production process, distribution system and type of customer, the Company reports the operations of its different concepts on an aggregated basis and does not separately report segment information as provided for by SFAS No. 131.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 identifies the characteristics of internal-use software and specifies that once the preliminary project stage is complete, certain external direct costs, certain direct internal payroll and payroll-related costs and interest costs incurred during the development of computer software for internal use should be capitalized and amortized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged, and must be applied to internal-use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of this SOP. The Company currently expenses all such costs as incurred. Management has not yet quantified the dollar impact of adopting SOP 98-1; however, when implemented in 1999, it will result in the capitalization of costs which would have been previously expensed.

         As is currently the practice of many casual dining and upscale restaurant entities, through the end of 1998, the Company deferred its restaurant pre-opening costs and amortized them over the twelve-month period following the opening of each respective restaurant. The Company also deferred organization costs and amortizes them over a five-year period through the end of 1998.

         Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" was issued in April 1998. SOP 98-5 requires entities to expense as incurred all start-up and pre-opening costs that are not otherwise capitalized as long-lived assets. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, although earlier adoption is encouraged. Restatement of previously issued financial statements is not permitted by SOP 98-5, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the expense-as-incurred accounting principle required by SOP 98-5 will involve the recognition of the cumulative effect of the change in accounting principle required by SOP 98-5 as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. The Company will adopt SOP 98-5 in the first quarter of 1999. The adoption of this change in accounting method is expected to result in a one-time charge of $2.3 million, less applicable income taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         As of December 27, 1998, $48.0 million was outstanding under the Company's $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company's leverage ratio), or the administrative agent's prime rate of interest plus a margin of 0% to 0.75% (depending on the Company's leverage ratio) at the Company's option. Accordingly, the Company is exposed to the impact of interest rate movements. To achieve the Company's objective of managing its exposure to interest rate changes, the Company from time to time uses interest rate swaps.

         In August 1998, the Company entered into an interest rate swap agreement with a commercial bank, which effectively fixes the interest rate at 7.515% on $40.0 million of the Company's borrowings through August 1999, decreasing to $35.0 million through February 2000 and decreasing to $25.0 million through August 2001. The Company is exposed to credit losses on this interest rate swap in the event of counterparty non-performance, but does not anticipate any such losses.

         While changes in LIBOR and the administrative agent's prime rate of interest could affect the cost of borrowings under the credit facility in excess of amounts covered by the interest rate swap agreement (of which only $8.0 million was outstanding at December 27, 1998) in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial condition, results of operations or cash flows would not be material.


INVESTMENT PORTFOLIO

         The Company invests portions of its excess cash, if any, in highly liquid investments. At December 27, 1998, the Company had approximately $8.5 million invested in high-grade overnight repurchase agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 27, 1998, DECEMBER 28, 1997 AND DECEMBER 29, 1996

                    WITH INDEPENDENT AUDITORS' REPORT THEREON

              RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







                                                            PAGE
                                                            ----
Independent Auditors' Report ......................          28



Consolidated Balance Sheets .......................          29



Consolidated Statements of Operations .............          30



Consolidated Statements of Shareholders' Equity and
    Comprehensive Income ..........................          31



Consolidated Statements of Cash Flows .............          32



Notes to Consolidated Financial Statements ........          33

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RARE Hospitality International, Inc.:

         We have audited the accompanying consolidated balance sheets of RARE Hospitality International, Inc. and subsidiaries (the "Company") as of December 27, 1998 and December 28, 1997, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 27, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RARE Hospitality International, Inc. and subsidiaries as of December 27, 1998 and December 28, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 1998 in conformity with generally accepted accounting principles.


                                                                        KPMG LLP

Atlanta, Georgia
February 11, 1999

              RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 27, 1998 AND DECEMBER 28, 1997
                                 (IN THOUSANDS)

                                                                   1998                 1997
                                                                   ----                 ----
                         ASSETS
  Current assets:
    Cash and cash equivalents .........................          $  12,060           $  1,752
    Marketable debt securities ........................                 --                609
    Accounts receivable ...............................              3,443              2,054
    Inventories .......................................              9,609              9,152
    Prepaid expenses ..................................                789              1,373
    Pre opening costs, net of accumulated amortization               2,102              3,385
    Refundable income taxes ...........................              2,700              4,452
    Deferred income taxes (note 7) ....................              6,932              6,712
                                                                 ---------           --------
        Total current assets ..........................             37,635             29,489
    Property and equipment, less accumulated
      depreciation and amortization (notes 4 and 9) ...            167,810            155,758
    Goodwill, less accumulated amortization ...........             10,045              5,304
    Deferred income taxes (note 7) ....................              1,490              2,579
    Other .............................................              3,372              2,356
                                                                 ---------           --------
        Total assets ..................................          $ 220,352           $195,486
                                                                 =========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable ..................................          $  12,423           $ 12,739
    Accrued expenses (note 5) .........................             24,076             14,873
    Current installments of obligations under
      capital leases (note 9) .........................                 --                518
                                                                 ---------           --------
            Total current liabilities .................             36,499             28,130
  Debt, net of current installments (note 6) ..........             48,000             43,000
  Deferred income taxes (note 7) ......................              2,893              2,435
  Obligations under capital leases, net of current
    installments (note 9) .............................              9,732              5,051
                                                                 ---------           --------

        Total liabilities .............................             97,124             78,616
 Minority interest ....................................              2,610              4,890
 Shareholders' equity (notes 2, 6, 11, and 12):
    Preferred stock, no par value. Authorized
       10,000 shares, none issued .....................                 --                 --
    Common stock, no par value. Authorized 25,000
      shares; issued 12,077 shares and 11,979
      shares at December 27, 1998 and
      December 28, 1997, respectively .................            105,092            103,981
   Unearned compensation - restricted stock ...........               (478)                --
   Retained earnings ..................................             16,752              7,999
   Treasury shares at cost; 60 shares at
       December 27, 1998 ..............................               (748)                --
                                                                 ---------           --------
        Total shareholders' equity ....................            120,618            111,980
 Commitments and contingencies
     (notes 6, 8, 9, and 13) ..........................                 --                 --
                                                                 ---------           --------

            Total liabilities and shareholders' equity           $ 220,352           $195,486
                                                                 =========           ========


See accompanying notes to consolidated financial statements.

              RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED DECEMBER 27, 1998, DECEMBER 28, 1997 AND DECEMBER 29, 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         1998               1997               1996
                                                         ----               ----               ----
Revenues:
  Restaurant sales:
    LongHorn Steakhouse .....................          $211,440          $ 170,343           $ 136,547
    Bugaboo Creek Steak House ...............            50,090             44,631              44,060
    The Capital Grille ......................            51,096             39,520              20,329
    Other restaurants .......................             6,458             10,233              11,958
                                                       --------          ---------           ---------
        Total restaurant sales ..............           319,084            264,727             212,894
    Wholesale meat sales ....................                --                 --               2,547
    Franchise revenues ......................                --                 27                 308
                                                       --------          ---------           ---------
        Total revenues ......................           319,084            264,754             215,749
                                                       --------          ---------           ---------
Costs and expenses:
  Cost of restaurant sales ..................           116,602             97,568              78,637
  Cost of wholesale meat sales ..............                --                 --               2,491
  Operating expenses--restaurants ...........           142,730            119,480              94,587
  Operating expenses--meat division .........                --                 --                 234
  Provision for asset impairments, restaurant
    closings, and other charges (note 3) ....             2,500             23,666               1,436
  Merger and conversion expenses (note 3) ...                --                 --               2,900
  Depreciation and amortization--restaurants.            17,636             15,218              12,191
  General and administrative expenses .......            22,470             23,590              13,732
                                                       --------          ---------           ---------
        Total costs and expenses ............           301,938            279,522             206,208
                                                       --------          ---------           ---------
        Operating income (loss) .............            17,146            (14,768)              9,541
Interest expense (income), net ..............             2,939              1,245                 (79)
Provision for settlement of shareholder
    suit (note 13) ..........................                --                 --                 605
Minority interest (note 2) ..................             1,334              1,219                 602
                                                       --------          ---------           ---------
        Earnings (loss) before income taxes .            12,873            (17,232)              8,413
Income tax expense (benefit) (note 7) .......             4,120             (5,000)              3,170
                                                       --------          ---------           ---------
        Net earnings (loss) .................          $  8,753          $ (12,232)          $   5,243
                                                       ========          =========           =========
Basic earnings (loss) per common share ......          $   0.73          $   (1.04)          $    0.46
                                                       ========          =========           =========
Weighted average common shares
    outstanding (basic) .....................            12,004             11,751              11,302
                                                       ========          =========           =========
Diluted earnings (loss) per common share ....          $   0.72          $   (1.04)          $    0.45
                                                       ========          =========           =========
Weighted average common shares
    outstanding (diluted) ...................            12,099             11,751              11,631
                                                       ========          =========           =========


          See accompanying notes to consolidated financial statements.

              RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
     YEARS ENDED DECEMBER 27, 1998, DECEMBER 28, 1997 AND DECEMBER 29, 1996
                                 (IN THOUSANDS)






                                                            COMMON STOCK
                                                                                RESTRICTED   RETAINED
                                                          SHARES     DOLLARS      STOCK      EARNINGS
                                                          ------     -------      -----      --------
BALANCE, DECEMBER 31, 1995 ..........................      9,711     $ 62,780     $  --      $ 15,349
Net earnings ........................................         --           --        --         5,243
Issuance of shares pursuant to public offering ......      1,875       37,638        --            --
Exercise of stock options ...........................         67          681        --            --
Distributions made by acquired companies ............         --           --        --          (361)
Unrealized gain on marketable debt securities .......         --           --        --            --
                                                          ------     --------     -----      --------

BALANCE, DECEMBER 29, 1996 ..........................     11,653      101,099        --        20,231
Net loss ............................................         --           --        --       (12,232)
Exercise of stock options ...........................        290        2,543        --            --
Issuance of stock in connection with purchase
  of minority interest ..............................         36          339        --            --
Unrealized loss on marketable debt securities .......         --           --        --            --
                                                          ------     --------     -----      --------

BALANCE, DECEMBER 28, 1997 ..........................     11,979      103,981        --         7,999
Net earnings ........................................         --           --        --         8,753
Exercise of stock options ...........................         53          536        --            --
Issuance of shares pursuant to restricted stock award         45          575      (575)           --
Amortization of restricted stock ....................         --           --        97            --
Purchase of common stock ............................         --           --        --            --
                                                          ------     --------     -----      --------

BALANCE, DECEMBER 27, 1998 ..........................     12,077     $105,092     $(478)     $ 16,752
                                                          ======     ========     =====      ========

                                                                     ACCUMULATED
                                                                        OTHER          TOTAL
                                                          TREASURY  COMPREHENSIVE   SHAREHOLDERS'
                                                           STOCK       INCOME(1)       EQUITY
                                                           -----       ---------       ------
BALANCE, DECEMBER 31, 1995 ..........................        $ --        $  4        $  78,133
Net earnings ........................................          --          --            5,243
Issuance of shares pursuant to public offering ......          --          --           37,638
Exercise of stock options ...........................          --          --              681
Distributions made by acquired companies ............          --          --             (361)
Unrealized gain on marketable debt securities .......          --          50               50
                                                            -----        ----        ---------

BALANCE, DECEMBER 29, 1996 ..........................          --          54          121,384
Net loss ............................................          --          --          (12,232)
Exercise of stock options ...........................          --          --            2,543
Issuance of stock in connection with purchase
  of minority interest ..............................          --          --              339
Unrealized loss on marketable debt securities .......          --         (54)             (54)
                                                            -----        ----        ---------

BALANCE, DECEMBER 28, 1997 ..........................          --          --          111,980
Net earnings ........................................          --          --            8,753
Exercise of stock options ...........................          --          --              536
Issuance of shares pursuant to restricted stock award          --          --               --
Amortization of restricted stock ....................          --          --               97
Purchase of common stock ............................        (748)         --             (748)
                                                            -----        ----        ---------

BALANCE, DECEMBER 27, 1998 ..........................       $(748)       $ --        $ 120,618
                                                            =====        ====        =========


(1) Comprehensive income (loss) for fiscal years 1998, 1997 and 1996 was $8,753, ($12,286) and $5,293, respectively.


          See accompanying notes to consolidated financial statements.

              RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 27, 1998, DECEMBER 28, 1997 AND DECEMBER 29, 1996
                                 (IN THOUSANDS)

                                                                        DECEMBER 27,    DECEMBER 28,    DECEMBER 29,
                                                                           1998            1997            1996
                                                                           ----            ----            ----
Cash flows from operating activities:
  Net earnings (loss) ............................................       $  8,753        $(12,232)       $  5,243
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Depreciation and amortization ................................         18,733          16,418          12,856
    Non-cash portion of provision for asset impairments,
     restaurant closings and other charges .......................          2,500          22,367           1,436
    Provision for litigation settlement ..........................             --              --             605
    Minority interest ............................................          1,334           1,219             602
    Preopening costs .............................................         (3,137)         (5,208)         (4,341)
    Deferred tax (benefit) expense ...............................          1,327          (3,864)           (743)
  Changes in assets and liabilities:
    Accounts receivable ..........................................         (1,389)            468            (230)
    Inventories ..................................................           (443)         (1,269)         (1,746)
    Prepaid expenses .............................................            584              92               2
    Other assets .................................................         (1,207)            (22)            (97)
    Refundable income taxes ......................................          1,752          (6,900)             --
    Accounts payable .............................................         (1,176)           (126)          1,020
    Accrued expenses .............................................          7,482           1,222             752
                                                                         --------        --------        --------
       Net cash provided by operating activities .................         35,113          12,165          15,359
                                                                         --------        --------        --------
Cash flows from investing activities:
  Proceeds from sale of marketable debt securities ...............            609             252               6
  Purchase of property and equipment .............................        (24,955)        (52,970)        (45,524)
  Purchase of joint venture and franchise interests ..............         (6,602)         (3,797)             --
                                                                         --------        --------        --------
       Net cash used in investing activities .....................        (30,948)        (56,515)        (45,518)
                                                                         --------        --------        --------
Cash flows from financing activities:
  Proceeds from (repayments of) borrowings on lines of credit, net          5,000          35,900          (5,950)
  Principal payments on long-term debt ...........................             --             (31)         (1,833)
  Proceeds from issuance of shares pursuant to public offering ...             --              --          37,638
  Proceeds from minority partner contributions ...................          1,772           2,660           1,796
  Distributions to minority partners .............................         (3,283)         (2,928)         (1,634)
  Increase in bank overdraft included in accounts payable
       and accrued liabilities ...................................          2,866           1,480           3,873
  Distributions made by acquired companies .......................             --              --            (361)
  Purchase of common stock for treasury ..........................           (748)             --              --
  Proceeds from exercise of stock options ........................            536          2, 543             681
                                                                         --------        --------        --------
        Net cash provided by financing activities ................          6,143          39,624          34,210
                                                                         --------        --------        --------
        Net (decrease) increase in cash and cash equivalents .....         10,308          (4,726)          4,051
 Cash and cash equivalents at beginning of year ..................          1,752           6,478           2,427
                                                                         --------        --------        --------
 Cash and cash equivalents at end of year ........................       $ 12,060        $  1,752        $  6,478
                                                                         ========        ========        ========
 Supplemental disclosure of cash flow information:
    Cash paid for income taxes ...................................       $  3,033        $  9,624        $  2,807
                                                                         ========        ========        ========
    Cash paid for interest, net of interest capitalized ..........       $  3,063        $  1,039        $    109
                                                                         ========        ========        ========
 Supplemental disclosure of non-cash financing and investing activities:
   Assets acquired under capital lease ...........................       $  4,163        $  5,600        $     --
   Issuance of common stock in purchase of minority interest ....        $     --        $    339        $     --

           See accompanying notes to consolidated financial statements

              RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 27, 1998, DECEMBER 28, 1997 AND DECEMBER 29, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

         RARE Hospitality International, Inc., including its wholly owned subsidiaries (the "Company"), is a multi-concept restaurant company operating primarily in the Eastern United States. At December 27, 1998, the Company operated the following restaurants:


                   CONCEPT                           NUMBER IN OPERATION
                   -------                           -------------------
          LongHorn Steakhouse .......................         104
          Bugaboo Creek Steak House .................          17
          The Capital Grille ........................          11
          Other specialty concepts ..................           2

         The Company is a partner in several joint ventures and limited partnerships organized for the purpose of operating LongHorn Steakhouse restaurants. As of December 27, 1998, 36 of the Company's restaurants operate in joint ventures and limited partnerships.

FISCAL YEAR

         Effective July 1, 1996, the Company changed its fiscal year-end from December 31 to a 52- or 53-week year ending on the last Sunday in December. Fiscal 1998, which ended on December 27, 1998, and fiscal 1997, which ended on December 28, 1997, each contained 52 weeks. All general references to years relate to fiscal years, unless otherwise noted.

CASH EQUIVALENTS

         The Company considers all highly liquid investments which have original maturities of three months or less to be cash equivalents. Cash equivalents, comprised of overnight repurchase agreements, totaled $8,464,000 at December 27, 1998. The carrying amount of these instruments approximates their fair market values. All book overdraft balances have been reclassified as current liabilities.

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

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Property under capital leases is stated at the present value of minimum lease payments. Leasehold improvements and property held under capital leases are amortized on the straight-line method over the shorter of the term of the lease, which may include renewals, or the estimated useful life of the assets (generally 15 years for non-ground lease sites and 25 years for ground lease sites). Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the related assets, which approximates 25 years for buildings and land improvements, and seven years for equipment.

BASIS OF PRESENTATION

         The consolidated financial statements include the financial statements of RARE Hospitality International, Inc., its wholly owned subsidiaries, and joint ventures over which the Company exercises control. All significant intercompany balances and transactions have been eliminated in consolidation.

PRE-OPENING AND ORGANIZATION COSTS

         In April of 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", was issued. SOP 98-5 requires entities to expense as incurred all organization and pre-opening costs that are not otherwise capitalizable as long-lived assets. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted by SOP 98-5, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the expense-as-incurred accounting principle required by SOP 98-5 will involve the recognition of the cumulative effect of the change in accounting principle required by SOP 98-5 as a one time charge against earnings, net of any related income tax effect, retroactive to the beginning year of adoption. The Company will adopt SOP 98-5 in the first quarter of 1999. The adoption of this change in accounting method is expected to result in a one time charge of approximately $2.3 million, less applicable income taxes.

UNREDEEMED GIFT CERTIFICATES

         The Company records a liability for outstanding gift certificates at the time they are issued. Upon redemption, sales are recorded and the liability is reduced by the amount of certificates redeemed.

GOODWILL

         Goodwill, net of accumulated amortization of $755,000 and $466,000 at December 27, 1998 and December 28, 1997, respectively, represents the excess of purchase price over fair value of net assets acquired. Goodwill is amortized using the straight-line method over the expected period to be benefited (from 13 to 25 years). The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. In 1997, the Company's provision for asset impairments, restaurant closings and other charges included a $4.2 million charge for the write-off of goodwill recorded upon the acquisition of i) the Company's meat company; ii) the assets of Lone Star Steaks, Inc.; and iii) the franchise rights obtained from LongHorn Steaks of Alabama.

OTHER ASSETS

         Other assets consist of organization costs, debt issuance costs, trademarks, and liquor licenses. Trademarks and liquor licenses are amortized on a straight-line basis over five years. Debt issuance costs are amortized on a straight-line basis over the term of the debt. The first quarter 1999 adoption of the change in accounting method prescribed by SOP 98-5 will result in a one time charge of approximately $200,000, less applicable income taxes, related to the write-off of organization costs.

RESTAURANT CLOSING COSTS

         Upon the decision to close or relocate a restaurant, estimated unrecoverable costs are charged to expense. Such costs include the write-down of buildings and/or leasehold improvements, equipment, and furniture and fixtures, to the estimated fair market value less costs of disposal, and a provision for future lease obligations, less estimated subrental income. The Company provided for the closure of one restaurant in 1998, seven restaurants in 1997, and two restaurants in 1996.

RECOVERABILITY OF LONG-LIVED ASSETS

         The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires the Company to review its long-lived assets related to each restaurant periodically or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Considerable management judgment is required to estimate discounted cash flows and fair value less costs to sell. Accordingly, actual results could vary significantly from such estimates.

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

ADVERTISING EXPENSES

         Advertising costs are expensed over the period covered by the related promotion. Total advertising expense included in other operating expenses was $8,432,000, $8,262,000, and $5,216,000 for the years ended December 27, 1998,
December 28, 1997 and December 29, 1996, respectively.

EARNINGS (LOSS) PER SHARE

         Effective for the year ended December 28, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share". SFAS No. 128 requires dual disclosure of earnings
(loss) per share-basic and diluted. Basic earnings (loss) per share equals net earnings (loss) divided by the weighted average number of common shares outstanding and does not include the dilutive effects of stock options and restricted stock. Diluted earnings (loss) per share is computed by dividing adjusted net earnings (loss) by the weighted average number of common shares outstanding after giving effect to dilutive stock options and restricted stock. For purposes of computing the diluted loss per share for 1997, the potentially dilutive impact of stock options is excluded since the effect would be antidilutive.

         The following table presents a reconciliation of weighted average shares and earnings (loss) per share amounts (amounts in thousands, except per share data):

                                                                  1998            1997           1996
                                                                  ----            ----           ----
          Weighted average number of common shares used
            in basic calculation .........................        12,004         11,751         11,302
          Dilutive effect of restricted stock award ......             1             --             --
          Dilutive effect of net shares issuable
            pursuant to stock option plans ...............            94             --            329
                                                                 -------       --------        -------
          Weighted average number of common shares used
            in diluted calculation .......................        12,099         11,751         11,631
                                                                 =======       ========        =======
          Net earnings (loss) for computation of basic and
            diluted earnings per common share ............       $ 8,753       $(12,232)       $ 5,243
          Basic earnings (loss) per common share .........       $  0.73       $  (1.04)       $  0.46
          Diluted earnings (loss) per common share .......       $  0.72       $  (1.04)       $  0.45

         Options to purchase 1,171,928 shares of common stock at December 27, 1998, were excluded from the computation of diluted earnings per share because the related exercise prices were greater than the average market price for 1998 and would have been antidilutive.

ACCOUNTS RECEIVABLE

         Accounts receivable represent amounts due from restaurant customers and suppliers and interest receivable relating to marketable debt securities.

FINANCIAL INSTRUMENTS

         The carrying value of the Company's cash and cash equivalents, marketable debt securities, accounts receivable, accounts payable, accrued expenses, debt, and obligations under capital leases approximates their fair value. The fair value of a financial instrument is the amount for which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

         The Company, from time to time, uses interest rate swaps to reduce interest rate volatility. The interest differential to be paid or received on the swap is recognized in the consolidated statement of operations, as incurred, as a component of interest expense.

USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (loses) on securities and is presented in the consolidated statements of stockholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

RECLASSIFICATIONS

         Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform with the 1998 presentation.

(2) BUSINESS COMBINATIONS AND JOINT VENTURES

         In December 1998, the Company purchased the assets of one previously franchised LongHorn Steakhouse location in Tampa, Florida, in a transaction accounted for under the purchase method, for approximately $1.2 million in cash and a $50,000 note. The excess of cost over fair value of tangible assets acquired was approximately $1.2 million and was recorded as an intangible asset to be amortized over 20 years.

         In November 1998, the Company acquired the ownership interest of its joint venture partners in 11 LongHorn Steakhouse restaurants located in the Cleveland, Ohio, and St. Louis, Missouri markets for an aggregate purchase price of $5.3 million in cash and a $200,000 note in a transaction accounted for under the purchase method. The excess of cost over the minority interest acquired was approximately $3.8 million and was recorded as an intangible asset to be amortized over 20 years.

         In the fourth quarter of 1997, the Company acquired the ownership interests of its joint venture partners in ten LongHorn

Steakhouse restaurants located in South Georgia, Southern Alabama, and the Panhandle of Florida for an aggregate purchase price of approximately $1.1 million in cash, notes payable, and the Company's common stock in a transaction accounted for under the purchase method. The excess of cost over the minority interest acquired was approximately $1.1 million and was recorded as an intangible asset to be amortized over 20 years.

         In January 1997, the Company purchased the assets of two previously franchised locations in Greenville and Spartanburg, South Carolina, in a transaction accounted for under the purchase method, for approximately $2.0 million in cash. The excess of cost over fair value of tangible assets acquired was approximately $1.4 million and was recorded as an intangible asset to be amortized over the 13-year period remaining under the acquired franchise agreement.

         In September 1996, the Company exchanged 3,179,472 newly issued shares of its common stock for all of the outstanding shares of Bugaboo Creek Steak House, Inc. and certain affiliated entities (2,939,062 shares for Bugaboo Creek Steak House, Inc. and 240,410 shares for other nonpublic affiliated enterprises). Bugaboo Creek Steak House, Inc. operated 14 Bugaboo Creek Steak House restaurants and five The Capital Grille restaurants and the affiliated entities operated three specialty concept restaurants at the time of the merger. The exchange of shares was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Bugaboo Creek Steak House, Inc. for all periods presented.

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

(3) PROVISION FOR ASSET IMPAIRMENTS, RESTAURANT CLOSINGS, AND OTHER CHARGES

         The provision for asset impairments, restaurant closings, and other charges of $2.5 million in 1998 was determined under SFAS No. 121 by comparing expected discounted future cash flows to the carrying value of these assets. This charge was primarily the result of a decision by management, in the fourth quarter, to close one The Capital Grille restaurant partially offset by favorable developments in estimated amounts accrued in 1997 for costs associated with closed facilities.

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

         The charge in 1996 was comprised principally of the write-off of abandoned leasehold improvements and the accrual of the future lease payments on restaurants closed in those periods.

         Merger and conversion expenses in 1996 were nonrecurring costs related to the merger with Bugaboo Creek Steak House, Inc., consisting primarily of investment banking fees, accounting and legal fees, printing costs, and costs to integrate point-of-sale systems.

(4) PROPERTY AND EQUIPMENT

         Major classes of property and equipment at December 27, 1998 and December 28, 1997 are summarized as follows (in thousands):

                                                                  1998           1997
                                                                  ----           ----
          Land and improvements .........................       $ 18,559       $ 17,347
          Buildings .....................................         19,608         23,883
          Leasehold improvements ........................        100,396         86,366
          Assets under capital lease ....................          9,763          5,569
          Restaurant equipment ..........................         42,147         36,578
          Furniture and fixtures ........................         20,928         19,004
          Construction in progress ......................          4,293          1,177
                                                                --------       --------
                                                                 215,694        189,924
          Less accumulated depreciation and  amortization         47,884         34,166
                                                                --------       --------
                                                                $167,810       $155,758
                                                                ========       ========

         During 1998, 1997 and 1996, the Company capitalized interest during construction of approximately $270,000, $663,000, and $135,000, respectively, as a component of property and equipment.

         The Company has, in the normal course of business, entered into agreements with vendors for the purchase of restaurant equipment, furniture, fixtures, buildings, and improvements for restaurants that have not yet opened. At December 27, 1998, such commitments totaled approximately $11 million.

(5) ACCRUED EXPENSES

         Accrued expenses consist of the following at December 27, 1998 and December 28, 1997 (in thousands):

                                                            1998           1997
                                                            ----           ----
          Accrued future lease obligations and other
            charges ................................       $ 3,037       $ 3,867
          Accrued rent .............................         1,859         1,620
          Payroll and related ......................         5,596         1,263
          Other taxes accrued ......................         2,107           649
          Gift certificates ........................         4,707         3,766
          Other ....................................         6,770         3,708
                                                           -------       -------
                                                           $24,076       $14,873
                                                           =======       =======

(6) DEBT

         The Company has a variable interest rate revolving credit facility which permits the Company to borrow up to $100,000,000 through October 2001 and converts to a two year term loan at that time (the "1998 Facility"). The 1998 Facility is the result of amendments and a restatement of the Company's previous $60,000,000 credit facility. The 1998 Facility bears interest at the Company's option of LIBOR plus a margin of 1.25% to 2.0% (depending on the Company's leverage ratio) or the administrative agent's prime rate of interest, plus a margin of 0% to 0.75% (depending on the Company's leverage ratio) and requires payment of a commitment fee on any unused portion at a rate of 0.3% to 0.5% per year (depending on the Company's leverage ratio). At December 27, 1998 and December 28, 1997, the interest rate on outstanding obligations under the Company's revolving credit facilities was 6.836% and 6.898%, respectively, based on LIBOR plus 1.625% and LIBOR plus 0.75%, respectively. The commitment fee on the unused portion of the 1998 Facility on December 27, 1998, was 0.35% per year. At December 27, 1998 and December 28, 1997, debt outstanding under the revolving credit facilities totaled $48,000,000 and $43,000,000, respectively. Amounts available under the Company's revolving credit facilities totaled $52,000,000 and $17,000,000 at December 27, 1998 and December 28, 1997,
respectively.

         The 1998 Facility restricts payment of dividends, without prior approval of the lender, and contains certain financial covenants, including debt to capitalization, leverage and interest coverage ratios, as well as minimum net worth and maximum capital expenditure covenants. The 1998 Facility is secured by the common stock of Bugaboo Creek Steak House, Inc. At December 27, 1998, the Company was in compliance with the provisions of the 1998 Facility. Assuming the $48,000,000 outstanding under the 1998 Facility is outstanding at the end of 2001, the scheduled maturities are as follows: 2002 - $24,000,000 and 2003 - $24,000,000.

         In August 1998, the Company entered into an interest rate swap agreement with a commercial bank, which effectively fixes the interest rate at 7.515% on $40.0 million through August 1999, decreasing to $35.0 million through February 2000 and decreasing to $25.0 million through August 2001. The Company is exposed to credit losses on this interest rate swap in the event of counterparty non-performance, but does not anticipate any such losses. After giving affect to the interest rate swap agreement, the weighted average interest rate on borrowings under the revolving credit facility was 7.421% on December 27, 1998.

(7) INCOME TAXES

Income tax (benefit) expense consists of (in thousands):

                                              CURRENT        DEFERRED        TOTAL
                                              -------        --------        -----
          Year ended December 27, 1998:
             U.S. Federal .............       $ 2,026        $ 1,121        $ 3,147
             State and local ..........           767            206            973
                                              -------        -------        -------
                                              $ 2,793        $ 1,327        $ 4,120
                                              =======        =======        =======

          Year ended December 28, 1997:
             U.S. Federal .............       $  (923)       $(3,215)       $(4,138)
             State and local ..........          (213)          (649)          (862)
                                              -------        -------        -------
                                              $(1,136)       $(3,864)       $(5,000)
                                              =======        =======        =======

          Year ended December 29, 1996:
             U.S. Federal .............       $ 2,884        $  (534)       $ 2,350
             State and local ..........         1,029           (209)           820
                                              -------        -------        -------
                                              $ 3,913        $  (743)       $ 3,170
                                              =======        =======        =======

         The differences between income taxes at the statutory Federal income tax rate and income tax expense reported in the consolidated statements of operations are as follows:

                                                               1998        1997           1996
                                                               ----        ----           ----

          Federal statutory income tax rate ............       35.0%       (34.0)%       34.0%
          State income taxes, net of federal benefit ...        5.5         (5.0)         5.0
          Nondeductible merger and conversion expenses .         --           --         11.1
          Meals and entertainment ......................        0.4         (1.5)          .6
          FICA tip credit ..............................       (8.3)         7.3        (11.2)
          Other ........................................       (0.6)         4.2         (1.8)
                                                               ----         ----         ----
                      Effective tax rates ..............       32.0%       (29.0)%       37.7%
                                                               ====         ====         ====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 27, 1998 and December 28, 1997 are presented below (in thousands):


                                                                          1998           1997
                                                                          ----           ----
          Deferred tax assets:
            Provisions for restaurant closings, and other charges       $ 3,905        $  4,558
            Deferred rent .......................................           717             556
            Alternative minimum taxes and general
               business credit carryforwards ....................            --           2,704
            Accrued joint venture contract termination ..........           423              --
            Preopening costs ....................................         2,054           1,931
            Net operating loss carryforwards ....................            --             681
            Accrued insurance ...................................           499             132
            Accrued workers' compensation .......................           297             212
            Other ...............................................           527             217
                                                                        -------        --------
                  Total gross deferred tax assets ...............         8,422          10,991
            Less valuation allowance ............................            --          (1,700)
                                                                        -------        --------
                 Net deferred tax assets ........................         8,422           9,291
                                                                        -------        --------
          Deferred tax liability - Property and equipment .......        (2,893)         (2,435)
                                                                        -------        --------
                               Net deferred tax assets ..........       $ 5,529        $  6,856
                                                                        =======        ========

         The valuation allowance for deferred tax assets as of December 27, 1998 and December 28, 1997 was $0 and $1,700,000, respectively. The net change in the valuation allowance for the years ended December 27, 1998, December 28, 1997 and December 29, 1996 was a decrease of $1,700,000, an increase of $1,700,000, and a decrease of $45,000, respectively. The reduction in the valuation allowance for the year ended December 27, 1998, occurred because the Company was able to utilize net operating loss carryforwards as well as general business credits. In assessing the realizability of deferred tax assets, the Company's management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, the Company's management believes it is more likely than not the Company will realize the benefits of these deductible differences, at December 27, 1998.

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

(8) EMPLOYEE BENEFIT PLANS

         The Company provides employees who meet minimum service requirements with retirement benefits under a 401(k) salary reduction and profit sharing plan (the "RARE Plan"). Under the RARE plan, employees may make contributions of between 1% and 20% of their annual compensation. The Company is required to make an annual matching contribution up to a maximum of 2.5% of employee compensation. Additional contributions are made at the discretion of the Board of Directors. The Company's expense under the RARE plan was $396,000, $260,000, and $220,000 for 1998, 1997, and 1996, respectively.

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

(9) LEASES AND RELATED COMMITMENTS

         The Company is obligated under various capital leases for certain restaurant facilities that expire at various dates during the next 25 years. The Company has noncancelable operating leases for restaurant facilities. Rental payments include minimum rentals, plus contingent rentals based on restaurant sales at the individual stores. These leases generally contain renewal options for periods ranging from three to 15 years and require the Company to pay all executory costs such as insurance and maintenance. Under the provisions of certain leases, there are certain rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the life of the anticipated lease terms. The Company also leases vehicles and equipment under operating leases.

         Future minimum lease payments under capital lease obligations and noncancelable operating leases at December 27, 1998 are as follows (in thousands):

         YEARS ENDING AT OR
         ABOUT DECEMBER 31:                                   CAPITAL           OPERATING
                                                              -------           ---------
                    1999                                      $   859           $10,219
                    2000                                          859            10,007
                    2001                                          859             9,542
                    2002                                          890             9,207
                    2003                                          929             8,119
         Thereafter...                                         21,400            33,452
                                                              -------           -------
         Total minimum lease payments                         $25,796           $80,546
                                                                                =======
         Less imputed interest (at 9%)                         16,064
                                                              -------
         Present value of minimum lease payments                9,732
         Less current maturities                                    -
                                                              -------
         Obligations under capital leases,
            excluding current maturities                      $ 9,732
                                                              =======

         Rental expense consisted of the following amounts (in thousands):

                                        1998          1997         1996
                                       -------       ------       ------
          Minimum lease payments       $ 9,611       $8,252       $6,218
          Contingent rentals ...           799          686          640
                                       -------       ------       ------
          Total rental expense .       $10,410       $8,938       $6,858
                                       =======       ======       ======

         Future minimum lease payments to related parties aggregated $141,000 at December 27, 1998.

         Rental expense includes approximately $110,531, $106,000, and $120,000 for 1998, 1997, and 1996, respectively, for rents paid to entities in which certain of the Company's directors have a financial interest.

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

(10) RELATED PARTY TRANSACTIONS

         During 1998, 1997 and 1996, RDM Design, a company owned by a relative of two Company directors, provided architectural design services to the Company. Fees paid for these services (including payments for subcontracted engineering services) amounted to $12,000, $11,000, and $114,000 for the years 1998, 1997, and 1996, respectively.

(11) SHAREHOLDERS' EQUITY

         In 1998, the Company's Board of Directors authorized the Company to purchase shares of its common stock, through open market transactions, block purchases or in privately negotiated transactions. As of December 27, 1998, the Company had purchased an aggregate 59,500 shares of its common stock for a total purchase price of approximately $748,000 (average price of $12.57 per share).

         The Company's Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. The Board of Directors of the Company may determine the preferences, limitations, and relative rights of any class of shares of preferred stock prior to the issuance of such class of shares. In November 1997, in connection with the adoption of a Shareholders Rights Plan, the Board of Directors designated 500,000 shares of Series A Junior Participating Preferred Stock (the "Series A Stock") and filed such designation as an amendment to the Company's Articles of Incorporation. Holders of shares of Series A Stock are entitled to receive, when, as and if declared by the Board of Directors, (i) on each date that dividends or other distributions (other than dividends or distributions payable in common stock) are payable on the common stock comprising part of the Reference Package (as defined in the Articles of Incorporation), an amount per whole share of Series A Stock equal to the aggregate amount of dividends or other distributions that would be payable on such date to a holder of the Reference Package and (ii) on the last day of March, June, September and December in each year, an amount per whole share of Series A Stock equal to the excess of $1.00 over the aggregate dividends paid per whole share of Series A Stock during the three-month period ending on such last day. If any shares of Series A Stock are issued, no dividends (other than dividends payable in common stock) may be declared or paid unless the full cumulative dividends on all outstanding shares of Series A Stock have been or are contemporaneously paid. Upon the liquidation, dissolution or winding up of the affairs of the Company and before any distribution or payment to the holders of common stock, holders of shares of the Series A Stock are entitled to be paid in full an amount per whole share of Series A Stock equal to the greater of (i) $1.00 or (ii) the aggregate amount distributed or to be distributed prior to the date of such liquidation, dissolution or winding up to a holder of the Reference Package. After payment in full to each holder of shares of Series A Stock, the Series A Stock shall have no right or claim to any of the remaining assets of the Company. Each outstanding share of Series A Stock votes on all matters as a class with any other capital stock comprising part of the Reference Package and shall have the number of votes that a holder of the Reference Package would have.

         As of March 8, 1999, there were no shares of Series A Stock issued and outstanding and the Board of Directors had no present intention to issue any shares of Series A Stock.

         On April 1, 1996, the Company closed a public offering for 1,875,000 shares of common stock. Net proceeds to the Company from this offering were approximately $38,000,000, including the underwriters' overallotment.

(12) STOCK OPTIONS

         The Company's 1997 Long-Term Incentive Plan, as amended (the "1997 Stock Option Plan"), provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock, dividend equivalents and other stock based awards to employees, officers, directors, consultants, and advisors. The Company's Amended and Restated 1992 Incentive Plan (the "1992 Stock Option Plan") provides for the granting of incentive stock options, nonqualified stock options, and stock appreciation rights to key employees and directors, based upon selection by the Stock Option Committee. All stock options issued under the 1997 Stock Option Plan and the 1992 Stock Option Plan were granted at prices which equate to or were higher than current market value on the date of the grant and must be exercised within ten years from the date of grant. The 1997 Stock Option Plan and the 1992 Stock Option Plan authorized the granting of options to purchase 750,000 shares of common stock and 1,500,000 shares of common stock, respectively.

         The 1994 Bugaboo Creek Stock Option Plan (the "1994 Stock Option Plan") provides for the granting of options to acquire approximately 306,550 shares of the Company's common stock to directors, officers, and key employees. Through December 27, 1998, the Company had granted options to purchase approximately 214,050 shares of common stock pursuant to the terms of the 1994 Stock Option Plan. Options awarded under the 1994 Stock Option Plan prior to the merger were adjusted based on the exchange ratio of 1.78 shares of common stock of Bugaboo Creek Steak House, Inc. for each share of the Company's common stock. Options awarded under the 1994 Stock Option Plan are generally granted at prices which equate to current market value on the date of the grant, are generally exercisable after two to three years, and expire ten years subsequent to award.

         The Company's Amended and Restated 1996 Stock Plan for Outside Directors (the "1996 Stock Option Plan") provides for the automatic granting of non-qualified stock options to outside directors. The 1996 Stock Option Plan authorizes the granting of options to purchase up to an aggregate of 100,000 shares of common stock. All stock options issued under the 1996 Stock Option Plan are granted at prices which are equal to the current market value on the date of the grant, become exercisable six months and one day after the date of grant, and must be exercised within ten years from the date of grant.

         The Company applies APB 25 in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value methodology prescribed under SFAS No. 123, the Company's 1998, 1997, and 1996 net earnings (loss) and net earnings (loss) per share would have been reduced (increased in 1997) by approximately $2,002,000, $1,002,000, and $705,000, or approximately $0.17,
$0.09, and $0.06 per share, respectively. The effects of disclosing compensation cost under SFAS No. 123 may not be representative of the effects on reported earnings for future years. The fair value of the options granted during 1998, 1997, and 1996 is estimated at $1,718,000, $3,384,000, and $1,593,000, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero, volatility of 20%, risk-free interest rate of 6%, and an average expected life of eight years.

         As of December 27, 1998 and December 28, 1997, options to purchase 592,626 and 367,281 shares of common stock, respectively, were exercisable at weighted average exercise prices of $13.47 and $16.37 per share, respectively. Option activity under the Company's stock option plans is as follows:

                                                                   WEIGHTED
                                                    SHARES      AVERAGE PRICE
                                                    ------      -------------
          Outstanding at December 31, 1995        1,569,977        $15.40
          Granted in 1996 ................          162,115         21.56
          Exercised in 1996 ..............          (67,367)        10.10
          Canceled in 1996 ...............         (253,959)        21.39
                                                  ---------
          Outstanding at December 29, 1996        1,410,766         15.28

          Granted in 1997 ................          995,150         14.47
          Exercised in 1997 ..............         (289,980)         8.81
          Canceled in 1997 ...............         (642,843)        17.72
                                                  ---------
          Outstanding at December 28, 1997        1,473,093         14.79

          Granted in 1998 ................          567,950         11.62
          Exercised in 1998 ..............          (52,400)        10.17
          Canceled in 1998 ...............         (186,795)        16.24
                                                  ---------
          Outstanding at December 27, 1998        1,801,848         13.58
                                                  =========


         The following table summarizes information concerning options outstanding and exercisable as of December 27, 1998:


                                     OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                           -------------------------------------      ---------------------------
                                                       WEIGHTED        WEIGHTED         WEIGHTED
                                                       AVERAGE         AVERAGE          AVERAGE
                             NUMBER        REMAINING   EXERCISE         NUMBER          EXERCISE
RANGE OF EXERCISE PRICES   OUTSTANDING       LIFE       PRICE         EXERCISABLE        PRICE
------------------------   -----------     ---------   ---------      -----------       ---------
$8.75 to $10 ...........     449,500          8.4       $ 9.49          304,430          $ 9.45
$10.01 to $15 ..........     915,390          8.8        12.92           82,560           12.46
$15.01 to $20 ..........     272,700          6.7        17.47          101,060           17.39
$20.01 to $25 ..........     162,258          6.0        21.87          102,576           22.05
$25.01 to $27.25 .......       2,000          0.1        27.25            2,000           27.25

(13) COMMITMENTS AND CONTINGENCIES

JOINT VENTURES

         Several of the Company's joint venture agreements and employment agreements with joint venture partners and restaurant managers require or provide the Company with the option to purchase the managers' interests upon termination of the joint venture. The purchase prices are based upon certain multiples of the relevant restaurant's cash flow or profits.

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

PURCHASE COMMITMENTS

         The Company has entered into certain purchasing agreements with certain meat suppliers requiring the Company to purchase contracted quantities of meat at established prices through their expiration on varying dates in 1999 and 2000. The quantities contracted for are based on usage projections management believes to be conservative estimates of actual requirements during the contract terms. The Company does not anticipate any material adverse effect on its results of operations or financial condition from these contracts.

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

         Letters of credit aggregating $1,100,000 at December 27, 1998 are being maintained as security under the Company's workers' compensation policies.

         The Company is engaged in arbitration and litigation with a joint venture partner regarding a dispute related to a joint venture agreement. The Company denies any liability with respect to the counterclaims against the Company and intends to vigorously defend the counterclaims. Management believes that the Company's position has merit and the resolution of these matters will not have a material adverse effect of the Company's financial condition or results of operations.

         The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information about directors and nominees for director and executive officers of the Registrant is incorporated herein by reference from the sections of the Registrant's definitive Proxy Statement to be delivered to shareholders of the Registrant in connection with the annual meeting of shareholders to be held May 6, 1999 (the "Proxy Statement") entitled "Election of Directors - Certain Information Concerning Nominees and Directors," and "-- Meetings of the Board of Directors and Committees" and "Executive Officers of the Company."

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) LISTING OF FINANCIAL STATEMENTS

The following financial statements of the Registrant are set forth herein in
Part II, Item 8:

         Consolidated Balance Sheets as of December 27, 1998 and December 28,
         1997

         Consolidated Statements of Operations - For Each of the Years in the Three-Year Period Ended December 27, 1998

         Consolidated Statements of Shareholders' Equity and Comprehensive Income - For Each of the Years in the Three-Year Period Ended December 27, 1998

         Consolidated Statements of Cash Flows - For Each of the Years in the Three-Year Period Ended December 27, 1998

         Notes to Consolidated Financial Statements

         Independent Auditors' Report


(A)(2) LISTING OF FINANCIAL STATEMENT SCHEDULES

         Not applicable.


(A)(3) LISTING OF EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBITS
-------  ------------------------

3(a)     -- Amended and Restated Articles of Incorporation of the
            Registrant (incorporated herein by reference from Exhibit 3(a) of the Registrant's annual report on Form 10-K for the fiscal year ended December 28, 1997).
3(b)     -- Bylaws of the Registrant (incorporated herein by reference from Exhibit 3(b) of the Registrant's annual report on Form 10-K for the fiscal year ended December 28, 1997).
4(a)     -- See Exhibits 3(a) and 3(b) for provisions of the Amended and
            Restated Articles of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant
4(b)     -- Specimen Stock Certificate for the Common Stock of the
            Registrant.
4(c)     -- Shareholder Protection Rights Agreement, dated as of November
            4, 1997, between RARE Hospitality International, Inc. and SunTrust Bank, Atlanta, as Rights Agent (which includes as Exhibit B thereto the Form of Right Certificate) (incorporated herein by reference from Exhibit 99.1 of the Registrant's Form 8-K dated November 4, 1997).
10(a)    -- Amended and Restated Credit Agreement dated August 26, 1998, by and among the Registrant and First Union National Bank as administrative agent and Bank Boston, N.A. and Fleet National Bank as co-agents (incorporated by reference from Exhibit 10.1 of the Registrant's quarterly report on Form 10-Q for the quarter ended September 27, 1998).
10(b)    -- First Amendment to Credit Agreement.
10(c)    -- Pledge Agreement dated as of August 26, 1998 by Registrant in favor of First Union National Bank (incorporated by reference from Exhibit 10.2 of the Registrant's quarterly report on Form 10-Q for the quarter ended September 27, 1998).
10(d)    -- LongHorn Steaks, Inc. Amended and Restated 1992 Incentive Plan
            (incorporated by reference from Exhibit 10(n) to Registration Statement on Form S-1, Registration Statement No. 33-45695).
10(e)    -- Amended and Restated RARE Hospitality International, Inc. 1996
            Stock Plan for Outside Directors.
10(f)    -- Bugaboo Creek Steak House, Inc. 1994 Stock Option Plan
            (incorporated herein by reference from Exhibit 4(c) to Registration Statement on Form S-8, Registration No. 333-11983).
10(g)    -- RARE Hospitality International, Inc. 1997 Long-Term Incentive
            Plan (incorporated herein by reference from Exhibit 10(i) of the Registrant's annual report on Form 10-K for the fiscal year ended December 28, 1997).

10(h)    -- Amendment No. 1 to RARE Hospitality International, Inc. 1997
            Long-Term Incentive Plan (incorporated herein by reference from Exhibit 10(j) of the Registrant's annual report on Form 10-K for the fiscal year ended December 28, 1997).
10(i)    -- Amendment No. 2 to RARE Hospitality International, Inc. 1997
            Long-Term Incentive Plan.
10(j)    -- Employment Agreement dated February 13, 1992 between the
            Registrant and George W. McKerrow, Sr. (incorporated by reference from Exhibit 10(o) to Registration Statement on Form S-1, Registration Statement No. 33-45695).
10(k)    -- Employment Agreement dated February 13, 1992 between the
            Registrant and George W. McKerrow, Jr. (incorporated by reference from Exhibit 10(p) to Registration Statement on Form S-1, Registration Statement No. 33-45695).
10(l)    -- Employment Agreement dated September 30, 1997 between the
            Registrant and Philip J. Hickey, Jr. (incorporated herein by reference from Exhibit 10(m) of the Registrant's annual report on Form 10-K for the fiscal year ended December 28, 1997).
10(m)    -- Employment Agreement dated October 16, 1997 between the
            Registrant and Eugene I. Lee (incorporated herein by reference from Exhibit 10(n) of the Registrant's annual report on Form 10-K for the fiscal year ended December 28, 1997).
10(n)    -- Employment Agreement dated November 3, 1997 between the
            Registrant and William A. Burnett (incorporated herein by reference from Exhibit 10(o) of the Registrant's annual report on Form 10-K for the fiscal year ended December 28, 1997).
10(o)    -- Employment Agreement dated November 30, 1998 between the
            Registrant and Thomas W. Gathers.
10(p)    -- Employment Agreement dated March 23, 1998 between the
            Registrant and W. Douglas Benn (incorporated herein by reference from Exhibit 10(p) of the Registrant's quarterly report on Form 10-Q for the quarter ended March 29, 1998).
21(a)    -- Subsidiaries of the Company.
23(a)    -- Consent of KPMG LLP.
27(a)    -- 1998 Financial Data Schedule. (for SEC use only).
27(b)    -- Restated 1997 Financial Data Schedule. (for SEC use only).
99(a)    -- Safe Harbor Compliance Statement.

(B) REPORTS ON FORM 8-K

         One report on Form 8-K was filed during the last quarter of the period covered by this report, a report dated November 2, 1998.

(C) EXHIBITS

         The exhibits to this Report are listed under Item 14(a)(3) above.

(D) FINANCIAL STATEMENT SCHEDULES

         See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RARE Hospitality International, Inc.

                              By: /s/ Philip J. Hickey, Jr.
                                  -------------------------
                                      Philip J. Hickey, Jr.
                                      President and Chief Executive Officer

Date: March 26, 1999

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By  /s/ George W. McKerrow, Jr.                           Date March 26, 1999
    ----------------------------
    George W. McKerrow, Jr.
    Chairman of the Board



By  /s/ Philip J. Hickey, Jr.                             Date March 26, 1999
    ----------------------------
    Philip J. Hickey, Jr.
    President, Chief Executive Officer and Director
    (Principal Executive Officer)


By  /s/ W. Douglas Benn                                   Date March 26, 1999
    ----------------------------
    W. Douglas Benn
    Executive V.P., Finance and Chief Financial Officer
    (Principal Financial and Accounting Officer)


By  /s/ George W. McKerrow, Sr.                           Date March 26, 1999
    ----------------------------
    George W. McKerrow, Sr.
    Director



By  /s/ Edward P. Grace, III                              Date March 26, 1999
    ----------------------------
    Edward P. Grace, III
    Director



By  /s/ Ronald W. San Martin                              Date March 26, 1999
    ----------------------------
    Ronald W. San Martin
    Director



By  /s/ John G. Pawly                                     Date March 26, 1999
    ----------------------------
    John G. Pawly
    Director



By  /s/ Don L. Chapman                                    Date March 26, 1999
    ----------------------------
    Don L. Chapman
    Director



By /s/ Lewis H. Jordan                                    Date March 26, 1999
    ----------------------------
    Lewis H. Jordan
    Director