Form 10-Q
period 1999-03-28
RARE HOSPITALITY INTERNATIONAL INC
filed 1999-05-12
CIK 883976

                                 United States

                       Securities and Exchange Commission

                              Washington, DC 20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of

                      the Securities Exchange Act of 1934


                 For the Quarterly Period Ended March 28, 1999

                         Commission file number 0-19924


                      RARE Hospitality International, Inc.
             (Exact name of registrant as specified in its charter)


               Georgia                                 58-1498312
-------------------------------------------------------------------------------
   (State or other jurisdiction of                (I. R. S. Employer
    incorporation or organization)                Identification No.)

   8215 Roswell RD; Bldg. 600;      Atlanta, GA              30350
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
                                             XX  Yes       No
                                           ------    ------


       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                         Outstanding as of May 7, 1999
          -----                         -----------------------------
   Common Stock, no par value                     11,946,756 shares

                      RARE Hospitality International, Inc.


                                     Index

Part I - Financial Information

   Item 1. Consolidated Financial Statements

              Consolidated Balance Sheets-
              March 28, 1999 and December 27, 1998                                       1

              Consolidated Statements of Earnings-
              For the quarters ended
              March 28, 1999 and March 29, 1998                                          2

              Consolidated Statement of Shareholders' Equity
              For the quarter ended March 28, 1999                                       3

              Condensed Consolidated Statements of Cash Flows-
              For the quarters ended
              March 28, 1999 and March 29, 1998                                          4

              Notes to the Consolidated Financial Statements                           5-7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                              8-12

   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                                                  13

Part II - Other Information

   Item 6. Exhibits and Reports on Form 8-K                                             14

   Signature                                                                            14

                      RARE Hospitality International, Inc.
                          Consolidated Balance Sheets
                      (In thousands, except share amounts)
                                  (Unaudited)

                   Assets                            3/28/99          12/27/98
                                                   ---------         ---------
Current assets:
   Cash and cash equivalents                       $   6,832         $  12,060
   Accounts receivable                                 3,341             3,443
   Inventories                                         9,165             9,609
   Prepaid expenses                                      911               789
   Pre-opening costs, net of
     accumulated amortization                             --             2,102
   Refundable income taxes                             2,254             2,700
   Deferred income taxes                               6,979             6,932
                                                   ---------         ---------
      Total current assets                            29,482            37,635

Property & equipment, less
  accumulated depreciation and
  amortization                                       169,686           167,810

Goodwill, less accumulated
  amortization                                         9,911            10,045

Deferred income taxes                                  1,377             1,490
Other                                                  3,004             3,372
                                                   ---------         ---------
      Total assets                                 $ 213,460         $ 220,352
                                                   =========         =========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                $  12,487         $  12,423
   Accrued expenses                                   20,864            24,076
                                                   ---------         ---------
      Total current liabilities                       33,351            36,499

   Debt, net of current installments                  42,000            48,000
   Deferred income taxes                               3,106             2,893
   Obligations under capital leases                    9,706             9,732
                                                   ---------         ---------
      Total liabilities                               88,163            97,124

Minority Interest                                      3,112             2,610

Shareholders' equity:
   Preferred stock                                        --                --
   Common stock                                      105,176           105,092
   Unearned compensation-restricted
     stock                                              (442)             (478)
   Retained earnings                                  19,338            16,752
   Treasury stock at cost; 144,500
     shares in 1999 and 59,500 shares
     in 1998                                          (1,887)             (748)
                                                   ---------         ---------
      Total shareholders' equity                     122,185           120,618
                                                   ---------         ---------
      Total liabilities and
        shareholders' equity                       $ 213,460         $ 220,352
                                                   =========         =========

See accompanying notes to consolidated financial statements.

                      RARE Hospitality International, Inc.
                      Consolidated Statements of Earnings
            For the Quarters Ended March 28, 1999 and March 29, 1998
                     (In thousands, except per share data)
                                  (Unaudited)

Revenues:                                                                 1999            1998
                                                                         -------         -------
  Restaurant sales:
    LongHorn Steakhouse                                                  $63,369         $52,865
    The Capital Grille                                                    14,374          11,861
    Bugaboo Creek Steak House                                             13,665          12,499
    Specialty concepts                                                     1,546           1,551
                                                                         -------         -------
      Total restaurant sales                                              92,954          78,776
    Franchise revenues                                                        25              --
                                                                         -------         -------
      Total revenues                                                      92,979          78,776
                                                                         -------         -------
Costs and expenses:
  Cost of restaurant sales                                                33,377          29,288
  Operating expenses - restaurants                                        41,123          34,648
  Depreciation expense - restaurants                                       3,637           3,198
  Pre-opening expense - restaurants (See Note 2)                             789           1,322
  General and administrative expenses                                      6,287           5,328
                                                                         -------         -------
    Total costs and expenses                                              85,213          73,784
                                                                         -------         -------
    Operating income                                                       7,766           4,992
Interest expense, net                                                      1,027             764
Minority interest                                                            491             407
                                                                         -------         -------
Earnings before income taxes and cumulative effect
  of change in accounting principle                                        6,248           3,821
Income tax expense (See Note 3)                                            2,075           1,150
                                                                         -------         -------
Earnings before cumulative effect of change in
  accounting principle                                                     4,173           2,671
                                                                         -------         -------
Cumulative effect of change in accounting principle
  net of tax benefit (See Note 2)                                          1,587              --
                                                                         -------         -------
Net earnings                                                             $ 2,586         $ 2,671
                                                                         =======         =======

Basic earnings per common share:
   Basic earnings before cumulative effect of
     change in accounting principle                                      $  0.35         $  0.22
   Cumulative effect of change in accounting
     principle                                                             (0.13)             --
                                                                         -------         -------
Basic earnings per common share                                          $  0.22         $  0.22
                                                                         =======         =======

Diluted earnings per common share:
   Diluted earnings before cumulative effect of
     change in accounting principle                                      $  0.34         $  0.22
   Cumulative effect of change in accounting
     principle                                                             (0.13)             --
                                                                         -------         -------
Diluted earnings per common share                                        $  0.21         $  0.22
                                                                         =======         =======
Weighted average common shares outstanding (basic)                        11,946          11,981
                                                                         =======         =======
Weighted average common shares outstanding (diluted)                      12,198          11,990
                                                                         =======         =======

See accompanying notes to consolidated financial statements.

                      RARE Hospitality International, Inc.

                 Consolidated Statement of Shareholders' Equity
                      For the quarter ended March 28, 1999
                           (In thousands, unaudited)


                                                                 Common Stock                                             Total
                                                  Preferred      ------------     Restricted   Retained    Treasury   Shareholders'
                                                    Stock    Shares      Amount     Stock      Earnings      Stock       Equity
                                                  ---------  ------    ---------  ----------   --------    --------   -------------

Balance, December 27, 1998                           --      12,077    $ 105,092    $ (478)    $ 16,752    $   (748)    $ 120,618
Net earnings                                         --          --           --        --        2,586          --         2,586
Issuance of shares pursuant
  to exercise of stock
  options                                            --          --           --        --           --          --            84
                                                                  9           84
Purchase of common stock                             --          --           --        --           --      (1,139)       (1,139)
Amortization of restricted
stock                                                --          --           --        36           --          --            36
                                                     --      ------    ---------    ------     --------    --------     ---------
Balance, March 28, 1999                              --      12,086    $ 105,176    $ (442)    $ 19,338    $ (1,887)    $ 122,185
                                                     ==      ======    =========    ======     ========    ========     =========

          See accompanying notes to consolidated financial statements.

                      RARE Hospitality International, Inc.
                Condensed Consolidated Statements of Cash Flows
            For the quarters ended March 28, 1999 and March 29, 1998
                           (In thousands, unaudited)

                                                                  1999           1998
                                                                  --------       --------
Cash Flows from operating activities:
  Net earnings                                                    $  2,586       $  2,671
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                  4,004          4,730
      Changes in working capital accounts                           (5,495)        (2,887)
      Cumulative effect of change in accounting
        principle                                                    1,587             --
      Minority interest                                                491            407
      Preopening costs                                                  --           (319)
      Deferred tax expense                                             279          1,011
                                                                  --------       --------

       Net cash provided by operating  activities                    3,452          5,613
                                                                  --------       --------


Cash flows from investing activities:
   Purchase of property and equipment                               (5,669)        (4,451)
   Asset acquisitions                                                  (41)            --
                                                                  --------       --------

       Net cash used by investing activities                        (5,710)        (4,451)
                                                                  --------       --------

Cash flows from financing activities:
   Proceeds from (repayments of) credit facilities                  (6,000)            --
   Proceeds from minority partners' contributions                      750          1,644
   Distributions to minority partners                                 (739)          (718)
   Increase in bank overdraft included in accounts
     payable                                                         4,100          2,750
   Purchase of common stock for treasury                            (1,139)            --
   Principal payments on capital leases                                (26)           (47)
   Proceeds from exercise of stock options                              84            308
                                                                  --------       --------

      Net cash (used in) provided by financing
        activities                                                  (2,970)         3,937
                                                                  --------       --------

Net (decrease) increase in cash and cash equivalents                (5,228)         5,099
Cash and cash equivalents, beginning of period                      12,060          1,752
                                                                  --------       --------
Cash and cash equivalents, end of period                          $  6,832       $  6,851
                                                                  ========       ========

          See accompanying notes to consolidated financial statements.

RARE Hospitality International, Inc.

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. (the "Company") as of March 28, 1999 and December 27, 1998 and for the quarters ended March 28, 1999 and March 29, 1998 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 27, 1998.

2. Cumulative Effect of Change in Accounting Principle

At the beginning of fiscal 1999, the Company adopted AICPA Statement of Position 98-5, "Reporting the Cost of Start-Up Activities." This statement requires entities to expense start-up costs as they are incurred. The Company previously amortized start-up costs over a 12-month period, as was the practice of the restaurant industry. As a result of the adoption of this change in accounting policy, the Company recorded a cumulative effect charge of $2.3 million (approximately $1.6 million net of tax benefit, or $0.13 per diluted share) during the first quarter of 1999.


3. Income Taxes

Income tax expense for the quarter ended March 28, 1999 has been provided for based on the estimated effective tax rate then currently expected to be applicable for the full 1999 fiscal year. The effective income tax rate of 33.2% for the quarter ended March 28, 1999 differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) partially offset by state income taxes.

4. Long-Term Debt

At March 28, 1999, $42.0 million was outstanding under the Company's $100.0 million revolving credit agreement at a weighted average interest rate equal to 6.8125%.

5. Earnings Per Share

Basic earnings per common share equals net earnings divided by the weighted average number of common shares outstanding and does not include the dilutive effect of stock options or restricted stock. Diluted earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options and restricted stock. A reconciliation between basic and diluted weighted average shares outstanding and the related earnings per share calculation is presented below (in thousands, except per share amounts):



                                                                           13 Weeks Ended
                                                                     ---------------------------
                                                                     March 28,         March 29,
                                                                      1999              1998
                                                                     ---------         ---------

Basic weighted average
  shares outstanding                                                    11,946            11,981
Dilutive effect of stock options                                           238                 9
Dilutive effect of restricted stock                                         14                --
                                                                      --------          --------

Diluted weighted average shares outstanding                             12,198            11,990
                                                                      ========          ========

Earnings before cumulative effect of change in
  accounting principle                                                $  4,173          $  2,671
                                                                      --------          --------
Cumulative effect of change in accounting
  principle (net of tax benefit)                                         1,587                --
                                                                      --------          --------
Net earnings                                                          $  2,586          $  2,671
                                                                      ========          ========

Basic earnings per common share:
    Basic earnings before cumulative effect of
      change in accounting principle                                  $   0.35          $   0.22
   Cumulative effect of change in accounting
     principle                                                           (0.13)               --
                                                                      --------          --------
Basic earnings per common share                                       $   0.22          $   0.22
                                                                      ========          ========

Diluted earnings per common share:
   Diluted earnings before cumulative effect
     of change in accounting principle                                $   0.34          $   0.22
   Cumulative effect of change in accounting
     principle                                                           (0.13)               --
                                                                      --------          --------
Diluted earnings per common share                                     $   0.21          $   0.22
                                                                      ========          ========


6. Comprehensive Income

For the quarter ended March 28, 1999, there was no difference between the Company's net earnings and comprehensive income.

7. Shareholder Equity

In 1998, the Company's Board of Directors authorized the Company to purchase up to $5 million of its common stock, through open market transactions, block purchases, or in privately negotiated transactions. As of March 28, 1999, the Company has purchased an aggregate 144,500 shares of its common stock for a total purchase price of $1,887,000(average price of $13.06 per share).

8. New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company for periods beginning in fiscal year 2000. The Company believes that the adoption of the provisions of SFAS No. 133 will not have a material effect on its financial statements, based on current activities.

Item 2.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Quarter ended March 28, 1999 compared to quarter ended March 29, 1998

REVENUES

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 18.0% to $93.0 million for the first quarter of 1999 compared to $78.8 million for the first quarter of 1998.

Same store sales comparisons for each of the Company's restaurant concepts for the quarter ended March 28, 1999, consist of sales at restaurants opened prior to June 30, 1997.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants increased 19.9% to $63.4 million for the first quarter of 1999 compared to $52.9 million for the first quarter of the prior year. The increase reflects an 11.6% increase in restaurant weeks in the first quarter as compared to the same period of the prior year, resulting from an increase in the restaurant base from 96 LongHorn Steakhouse restaurants at the end of the first quarter of 1998 to 107 at the end of the first quarter of 1999. Average weekly sales for all LongHorn Steakhouse restaurants in the first quarter of 1999 was $46,100, a 7.5% increase over the comparable period in 1998. Same store sales for the comparable LongHorn Steakhouse restaurants increased 5.2% in the first quarter of 1999 as compared to the same period in 1998, primarily due to an increase in customer counts.

The Capital Grille:

Sales in The Capital Grille restaurants increased 21.2% to $14.4 million for the first quarter of 1999 compared to $11.9 million for the same period in 1998. The increase reflects a 10.0% increase in restaurant weeks in the first quarter of 1999 as compared to the same period in 1998, resulting from an increase in the restaurant base from 10 The Capital Grille restaurants at the end of the first quarter of 1998 to 11 at the end of the first quarter of 1999. Average weekly sales for all The Capital Grille restaurants in the first quarter of 1999 were $100,500, a 10.2% increase from the comparable period in 1998. Same store sales for the comparable The Capital Grille restaurants increased 8.0% in the first quarter of 1999 as compared to the same period in 1998, primarily due to an increase in customer counts.


Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants increased 9.3% to $13.7 million for the first quarter of 1999 compared to $12.5 million for the same period in 1998. Average weekly sales for all Bugaboo Creek Steak House restaurants in the first quarter of 1999 were $61,800, a 2.8% increase from the comparable period for 1998. Same store sales for the comparable Bugaboo Creek Steak House restaurants in the first quarter of 1999 decreased 4.5% as compared to the same period in 1998, primarily due to a decrease in customer counts.

Franchise Revenue:

Franchise revenues of approximately $25 thousand were derived from a franchise LongHorn Steakhouse restaurant, which opened in Puerto Rico in September 1998.

COSTS AND EXPENSES

Cost of restaurant sales as a percentage of restaurant sales decreased to 35.9% for the first quarter of 1999 from 37.2% for the same period of 1998. The decrease was primarily due to lower contracted beef prices for the first quarter of 1999 compared to the first quarter of 1998. During January 1998, the Company was purchasing most of its meat at spot market prices, which were higher than the average prices paid under contracts in place during the first quarter of 1999. At the end of January 1998, the Company entered into a forward contract on meat, at prices which reduced the average cost of restaurant sales as a percentage of restaurant sales for most of the remainder of 1998, as compared to the first quarter of that year. Accordingly, cost of restaurant sales comparisons for the remainder of 1999 are not expected to be as favorable as those for the first quarter.

Restaurant operating expenses as a percentage of restaurant sales increased to 44.2% for the first quarter of 1999 as compared to 44.0% for the same period in 1998. This was due to an increase in advertising expense and manager incentives, partially offset by greater leverage of fixed and semi-fixed expenses. Restaurant depreciation increased to $3.6 million from $3.2 million in the corresponding period of the prior year primarily due the depreciation associated with construction of new restaurants.

Due to the Company's adoption of AICPA Statement of Position 98-5, "Reporting the Cost of Start-Up Activities" (SOP 98-5), pre-opening costs are expensed as they are incurred effective as of the beginning of the first quarter of 1999. Rather than restate prior periods for this change in accounting principle, the cumulative effect of the change is shown net of tax benefit as a separate line on the consolidated statement of earnings. Accordingly, the line on the consolidated statement of earnings "pre-opening expense - restaurants" reflects a comparison of amounts incurred and expensed in 1999 to pre-opening amortization in the prior year.

General and administrative expenses as a percentage of total revenues remained flat at 6.8% for the first quarter of 1999 as compared to the corresponding period of the prior year.

As a result of the relationships between revenues and expenses discussed above, the Company's operating income increased to $7.8 million for the first quarter of 1999 from $5.0 million for the corresponding period of the prior year.


Interest expense, net increased to $1.0 million in the first quarter of 1999 from $0.8 million for the same period of the prior year due to higher average borrowings and average interest rates as well as amortization of loan costs associated with the Company's $100 million revolving credit facility.

Minority interest expense increased to $491 thousand for the first quarter of 1999 from $407 thousand for the same period of the prior year due to improved operating results at the joint venture owned LongHorn Steakhouse restaurants. This increase was partially offset by the reduction in minority interest expense created by the purchase of a joint venture partner's partnership interest in 11 joint venture restaurants during the fourth quarter of 1998.

Income tax expense for the first quarter of 1999 was 33.2% of earnings before income taxes and cumulative effect of change in accounting principle. This compares to 30.1% of earnings before income taxes for the first quarter of 1998. The Company's effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income primarily due to employee FICA tip tax credits partially offset by state income taxes.

Net earnings decreased to $2.6 million for the first quarter of 1999 from net earnings of $2.7 million for the first quarter of 1998, reflecting the net effect of the items discussed above.


Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first quarter of 1999 the Company's principal source of working capital was cash provided by operating activities ($3.5 million). The principal uses of working capital were capital expenditures ($5.7 million) for new and improved facilities and the purchase of common stock for treasury ($1.1 million). As of March 28, 1999 the Company has $42 million is outstanding and $58 million available under the Company's $100 million revolving credit facility.

The Company intends to open 12 to 14 Company-owned and joint venture Longhorn Steakhouse restaurants, two Bugaboo Steakhouse restaurants and one The Capital Grille restaurant in fiscal year 1999. The Company estimates that its capital expenditures for fiscal year 1999 will be approximately $40-45 million. During the first quarter of 1999, the Company opened three LongHorn Steakhouse restaurants, and as of May 12, 1999, has already opened two LongHorn Steakhouse restaurants in the second quarter. Management believes that available cash, cash provided by operations, and available borrowings under the Company's $100 million revolving credit facility will provide sufficient funds to finance the Company's expansion plans through the year 2000.

Since substantially all sales in the Company's restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company for periods beginning in fiscal year 2000. The Company believes that the adoption of the provisions of SFAS No. 133 will not have a material effect on its financial statements, based on current activities.

Impact of the Year 2000 Issue

Most hardware and software designed in the past was not designed to recognize calendar dates beginning in the Year 2000. The failure of such hardware and software to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failures, which could result in an adverse effect on the Company's operations.

The Company's key information technology systems, including its financial, informational and operational systems ("IT Systems"), which are mainly comprised of third party hardware and software, have been assessed and detailed plans have been developed to address any remediation required before the end of 1999. The Company is in the process of testing its IT Systems to determine Year 2000 compliance. Management anticipates that such testing will be complete by September 30, 1999. In addition, the Company is in the process of assessing its non-IT systems that utilize embedded technology such as microcontrollers and reviewing them for Year 2000 compliance. Assessment of the Company's non-IT Systems is scheduled for completion by September 30, 1999.

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

Where predictable, the Company is assessing and attempting to mitigate its risks with respect to the failure of its Material Providers to be Year 2000 ready as part of its ongoing contingency planning. The Company has requested all of its Material Providers to provide information regarding their state of Year 2000 readiness. The process of following up with Material Providers who have not yet responded and evaluating all responses is expected to be completed by September 30, 1999. Although the communications received by the Company from its Material Providers, to date, have not disclosed any material Year 2000 issues, there can be no assurance that these Material Providers will be Year 2000 ready on a timely basis. Unanticipated failures or significant delays in furnishing products or services by Material Providers could cause certain restaurants to temporarily close or remove certain items from their menus, which could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. If unanticipated problems arise from systems or equipment, there could be material adverse effects on the Company's consolidated financial position, results of operations and cash flows. As part of the Year 2000 readiness efforts, the Company is developing contingency plans which will need to be implemented in the event of failures in the Company's IT Systems or non-IT systems. The remainder of the contingency plans are expected to be completed by September 30, 1999, but will be modified as additional information regarding possible failures becomes available.

The Company expenses costs associated with its Year 2000 system changes as the costs are incurred, except for system change costs that the Company would otherwise capitalize. The program, including testing and remediation of all of the Company's systems and applications, the cost of external consultants, the purchase of software and hardware, the development and implementation of viable contingency plans, including the compensation of internal employees working on Year 2000 projects, is expected to cost approximately $1,025,000 (except for fringe benefits of internal employees, which are not separately tracked) from inception in calendar year 1998 through completion in calendar year 1999. Of these costs, approximately $100,000 was incurred (approximately $80,000 of which was capitalized) during 1998, approximately $400,000 was incurred(approximately $375,000 of which was capitalized)during the first quarter of 1999 and approximately $525,000 is expected to be incurred during the remainder of 1999 (approximately $425,000 of which is expected to be capitalized). However, the Company is unable to estimate the additional costs that it may incur subsequent to 1999 as a result of Year 2000 problems suffered by Material Providers, and there can be no assurance that the Company will successfully address the Year 2000 problems present in its own IT Systems and non-IT systems.

Forward-Looking Statements

Statements contained in this Report concerning future results, performance or expectations, including those regarding the opening of additional restaurants, planned capital expenditures, the adequacy of the Company's capital resources, disclosures related to the effect of the advent of the year 2000 on the Company and its systems and other statements regarding trends relating to various revenue and expense items, are forward looking statements. These statements are subject to a number of risks and uncertainties, some of which are beyond the Company's control that could cause the Company's actual results to differ materially from those projected in such forward-looking statements.

Actual results, performance or developments could differ materially from those expressed or implied by those forward-looking statements as a result of known or unknown risks, uncertainties and other factors, including those described from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. The Company undertakes no obligation to update or revise forward-looking statements to reflect the occurrence of unanticipated events or changes to future operating results over time.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 28, 1999, $42.0 million was outstanding under the Company's $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company's leverage ratio), or the administrative agent's prime rate of interest plus a margin of 0% to 0.75% (depending on the Company's leverage ratio), at the Company's option. Accordingly, the Company is exposed to the impact of interest rate movements. To achieve the Company's objective of managing its exposure to interest rate changes, the Company from time to time uses interest rate swaps.


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

While changes in LIBOR and the administrative agent's prime rate of interest could affect the cost of borrowings under the credit facility in excess of amounts covered by the interest rate swap agreement (of which only $2.0 million was outstanding at March 28, 1999) in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial condition, results of operations or cash flows would not be material.


Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At March 28, 1999, the Company had approximately $3.2 million invested in high-grade overnight repurchase agreements.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits Filed.

         27 - Financial Data Schedules (for SEC use only)


   (b) Reports filed on Form 8-K.

         None.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








Date: May 12, 1999                /s/ W. Douglas Benn
     -----------------------     ----------------------
                                     W. Douglas Benn
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial
                                     Officer and Principal
                                     Accounting Officer)