Form 10-Q
period 1999-06-27
RARE HOSPITALITY INTERNATIONAL INC
filed 1999-08-12
CIK 883976

                                United States

                     Securities and Exchange Commission

                            Washington, D.C. 20549


                                  FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of

                    the Securities Exchange Act of 1934


             For the Quarterly Period Ended June 27, 1999

                      Commission file number 0-19924


                      RARE Hospitality International, Inc.
             (Exact name of registrant as specified in its charter)


               Georgia                                58-1498312
--------------------------------------------------------------------------------
   (State or other jurisdiction of                (I. R. S. Employer
    incorporation or organization)                Identification No.)

   8215 Roswell Rd; Bldg 600;      Atlanta, GA                30350
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
                                             XX   Yes        No
                                            ----        ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                         Outstanding as of August 6, 1999
          ------                        --------------------------------
   Common Stock, no par value                 12,081,752 shares

                      RARE Hospitality International, Inc.


                                  Index

Part I - Financial Information

   Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets as of
             June 27, 1999 and December 27, 1998                        3

             Consolidated Statements of Earnings-
             For the quarters and six months ended
             June 27, 1999 and June 28, 1998                            4

             Consolidated Statement of Shareholders' Equity
             For the six months ended June 27, 1999                     5

             Condensed Consolidated Statements of Cash Flows-
             For the six months ended
             June 27, 1999 and June 28, 1998                            6

              Notes to Consolidated Financial Statements                7-9

   Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations              8-14

   Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                                14


Part II - Other Information

   Item 1. Legal Proceedings                                            15-16

   Item 2. Changes in Securities and Use of Proceeds                    16

   Item 3. Defaults Upon Senior Securities                              16

   Item 4. Submission of Matters to a Vote of Securities
             Holders                                                    16-17

   Item 5. Other Information                                            17

   Item 6. Exhibits and Reports on Form 8-K                             17

   Signature                                                            17

Part I. Financial Information
Item 1. Financial Statements

              RARE Hospitality International, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (In thousands, except share amounts) (Unaudited)

                                                        June 27,        December 27,
                           Assets                         1999              1998
                           ------                      ---------         ---------
Current assets:
   Cash and cash equivalents                           $   2,747         $  12,060
   Accounts receivable                                     3,069             3,443
   Inventories                                             9,768             9,609
   Prepaid expenses                                        1,009               789
   Preopening costs, net of
     accumulated amortization                                 --             2,102
   Refundable income taxes                                 3,081             2,700
   Deferred income taxes                                   7,635             6,932
                                                       ---------         ---------
      Total current assets                                27,309            37,635
Property and equipment, less
   accumulated depreciation and
   amortization                                          173,134           167,810
Goodwill, less accumulated
   amortization                                           10,558            10,045
Deferred income taxes                                      1,175             1,490
Other assets                                               2,883             3,372
                                                       ---------         ---------
      Total assets                                     $ 215,059         $ 220,352
                                                       =========         =========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                    $  14,525         $  12,423
   Accrued expenses                                       17,331            24,076
                                                       ---------         ---------
      Total current liabilities                           31,856            36,499

Debt, net of current installments                         39,000            48,000
Deferred income taxes                                      3,200             2,893
Obligations under capital leases                           9,706             9,732
                                                       ---------         ---------
      Total liabilities                                   83,762            97,124

Minority interest                                          3,458             2,610

Shareholders' equity:
   Preferred stock                                            --                --
   Common stock                                          106,983           105,092
   Unearned compensation - restricted
   stock                                                    (406)             (478)
   Retained earnings                                      23,149            16,752
   Treasury shares at cost; 144,500 shares in
    1999 and 59,500 shares in 1998                        (1,887)             (748)
                                                       ---------         ---------
     Total shareholders' equity                          127,839           120,618
                                                       ---------         ---------
     Total liabilities and shareholders' equity        $ 215,059         $ 220,352
                                                       =========         =========

  See accompanying notes to consolidated financial statements.

              RARE Hospitality International, Inc. and Subsidiaries
                       Consolidated Statements of Earnings
                (In thousands, except per share data) (Unaudited)


                                                                     Quarter Ended              Six Months Ended
Revenues:                                                        June 27,     June 28,      June 27,        June 28,
                                                                   1999         1998          1999           1998
                                                                  -------      -------      ---------       --------
Restaurant sales:
  LongHorn Steakhouse                                             $64,098      $51,187      $ 127,467       $104,052
  The Capital Grille                                               13,987       12,082         28,361         23,943
  Bugaboo Creek Steak House                                        13,413       12,044         27,078         24,543
  Specialty concepts                                                1,839        1,688          3,385          3,239
                                                                  -------      -------      ---------       --------
    Total restaurant sales                                         93,337       77,001        186,291        155,777
  Franchise revenues                                                   54           --             79             --
                                                                  -------      -------      ---------       --------
    Total revenues                                                 93,391       77,001        186,370        155,777
                                                                  -------      -------      ---------       --------
Costs and expenses:
 Cost of restaurant sales                                          33,393       28,103         66,770         57,391
 Operating expenses -
  restaurants                                                      42,026       34,357         83,149         69,005
 Depreciation and amortization
  - restaurants                                                     3,720        3,184          7,357          6,382
Pre-opening expense - restaurants                                     672        1,206          1,461          2,528
 General and administrative
   expenses                                                         6,572        5,421         12,859         10,749
                                                                  -------      -------      ---------       --------
    Total costs and expenses                                       86,383       72,271        171,596        146,055
                                                                  -------      -------      ---------       --------
 Operating income                                                   7,008        4,730         14,774          9,722
Interest expense, net                                                 935          627          1,962          1,391
Minority interest                                                     412          285            903            692
                                                                  -------      -------      ---------       --------
Earnings before income taxes and
  cumulative effect of change
  in accounting principle                                           5,661        3,818         11,909          7,639
Income tax expense                                                  1,850        1,150          3,925          2,300
                                                                  -------      -------      ---------       --------
Earnings before cumulative
  effect of change in accounting
  principle                                                         3,811        2,668          7,984          5,339
Cumulative effect of change in
  accounting principle net of
  tax benefit                                                          --           --          1,587             --
                                                                  -------      -------      ---------       --------
    Net earnings                                                  $ 3,811      $ 2,668      $   6,397       $  5,339
                                                                  =======      =======      =========       ========
Basic earnings per common share:
  Basic earnings before cumulative
    effect of change in accounting
    principle                                                     $  0.32      $  0.22      $    0.67       $   0.45
  Cumulative effect of change in
    accounting principle                                               --           --          (0.13)            --
                                                                 -------      -------      ---------       --------
Basic earnings per common share                                   $  0.32      $  0.22      $    0.54       $   0.45
                                                                  =======      =======      =========       ========
Diluted earnings per common share:
  Diluted earnings before
   cumulative effect of change in
   accounting principle                                           $  0.30      $  0.22      $    0.64       $   0.44
  Cumulative effect of change in
   accounting principle                                                --           --          (0.13)            --
                                                                  -------      -------      ---------       --------
Diluted earnings per common share                                 $  0.30      $  0.22      $    0.52       $   0.44
                                                                  =======      =======      =========       ========

See accompanying notes to consolidated financial statements

              RARE Hospitality International, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity
                                 (In thousands)
                                   (unaudited)

                                                                 Unearned
                                                               Compensation                                       Total
                                        Common Stock           -Restricted     Retained       Treasury        Shareholders'
                                   Shares         Amount          Stock        Earnings         Stock            Equity
                                   ------         ------          -----        --------         -----            ------

Balance, December 27, 1998         12,077        $105,092        $(478)        $16,752        $  (748)        $ 120,618
Net earnings                           --              --           --           2,586             --             2,586
Purchase of Treasury Stock             --              --           --              --         (1,139)           (1,139)
Issuance of shares pursuant
  to exercise of stock
  options                               9              84           --              --             --                84
Amortization of restricted
  stock                                --              --           36              --             --                36
                                   ------        --------        -----         -------        -------         ---------
Balance, March 28, 1999            12,086         105,176         (442)         19,338         (1,887)          122,185

Net earnings                           --              --           --           3,811             --             3,811
Amortization of restricted
  stock                                --              --           36              --             --                36
Issuance of shares pursuant
  to purchase of joint
  venture interest                     25             578           --              --             --               578
Issuance of shares pursuant
  to exercise of stock
  options                              97           1,229           --              --             --             1,229
                                   ------        --------        -----         -------        -------         ---------

Balance, June 27, 1999             12,208        $106,983        $(406)        $23,149        $(1,887)        $ 127,839
                                   ======        ========        =====         =======        =======         =========


See accompanying notes to consolidated financial statements.

              RARE Hospitality International, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                  Six Months Ended
                                                                  ----------------
                                                               June 27,         June 28,
                                                                 1999             1998
                                                               --------         --------
Cash flows from operating activities:
   Net earnings                                                $  6,397         $  5,339
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                8,070            9,350
     Changes in working capital accounts                         (3,119)          (6,888)
     Cumulative change in accounting principle                    1,587               --
     Minority interest                                              903              692
     Preopening costs                                                --             (972)
     Deferred tax (benefit) expense                                 (81)             500
                                                               --------         --------

       Net cash provided by operating
         activities                                              13,757            8,021
                                                               --------         --------

Cash flows from investing activities:
   Purchase of property and equipment                           (13,036)         (10,144)
   Purchase of joint venture and franchise interests               (191)              --
                                                               --------         --------

       Net cash used in investing activities                    (13,227)         (10,144)
                                                               --------         --------


Cash flows from financing activities:
   Repayments on revolving credit facilities                     (9,000)          (3,000)
   Proceeds from minority partners' contributions                 1,241            1,664
   Distributions to minority partners                            (1,296)          (1,718)
   (Decrease in) increase in bank overdraft included in
      accounts payable and accrued liabilities                     (936)           6,507
   Principal payments on capital leases                             (26)             (94)
   Purchase of common shares for treasury                        (1,139)              --
   Proceeds from exercise of stock options                        1,313              327
                                                               --------         --------
       Net cash (used in) provided by financing
         activities                                              (9,843)           3,686
                                                               --------         --------


Net increase (decrease) in cash and cash equivalents             (9,313)           1,563
Cash and cash equivalents, beginning of period                   12,060            1,752
                                                               --------         --------
Cash and cash equivalents, end of period                       $  2,747         $  3,315
                                                               ========         ========



See accompanying notes to consolidated financial statements.

              RARE Hospitality International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the "Company") as of June 27, 1999 and December 27, 1998 and for the quarters and six-month periods ended June 27, 1999 and June 28, 1998 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 27, 1998.

2. Cumulative Effect of Change in Accounting Principle

At the beginning of fiscal 1999, the Company adopted AICPA Statement of Position 98-5, "Reporting the Cost of Start-Up Activities." This statement requires entities to expense start-up costs as they are incurred. The Company previously amortized start-up costs over a 12-month period, as was the practice in the restaurant industry. As a result of the adoption of this change in accounting policy, the Company recorded a cumulative effect charge of $2.3 million (approximately $1.6 million net of tax benefit, or $0.13 per diluted share) during the first quarter of 1999.

3. Acquisition of Joint Venture Interest

In May 1999, the Company acquired the ownership interest of its joint venture partner in four LongHorn Steakhouse restaurants located in the Columbus, Ohio market for an aggregate purchase price of $750,000; comprised of 25,000 shares of Company Common Stock, $150,000 in cash and a $30,000 note, in a transaction accounted for under the purchase method. The excess of the purchase price over the book value of the minority interest acquired was approximately $750,000 and was recorded as goodwill to be amortized over 20 years.

4. Income Taxes

Income tax expense for the six months ended June 27, 1999 has been provided for based on the estimated effective tax rate then currently expected to be applicable for the full 1999 fiscal year. The effective income tax rate of 33.0% for the six months ended June 27, 1999 differs from the statutory federal income tax rate of 35% primarily due to employee FICA tip tax credits (a reduction in income tax expense), partially offset by state income taxes.

5.  Long-Term Debt

At June 27, 1999, $39.0 million was outstanding under the Company's $100.0 million revolving credit agreement at a weighted average interest rate equal to 6.58%.

6.  Earnings Per Common Share

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

                                                              6 Months Ended
                                                      -----------------------------
                                                       June 27,           June 28,
                                                         1999               1998
                                                      ----------         ----------
Basic weighted average
  shares outstanding                                      11,950             11,995
Dilutive effect of stock options                             440                 73
Dilutive effect of restricted stock                           21                 --
                                                      ----------         ----------

Diluted weighted average shares outstanding               12,411             12,068
                                                      ==========         ==========

Earnings before cumulative effect of change in
   accounting principle                               $    7,984         $    5,339
Cumulative effect of change in accounting
   principle (net of tax benefit)                          1,587                 --
                                                      ----------         ----------
Net earnings                                          $    6,397         $    5,339
                                                      ==========         ==========

Basic earnings per common share:
    Basic earnings before cumulative effect of
      change in accounting principle                  $     0.67         $     0.45
   Cumulative effect of change in accounting
     principle                                             (0.13)                --
                                                      ----------         ----------
Basic earnings per common share                       $     0.54         $     0.45
                                                      ==========         ==========

Diluted earnings per common share:
   Diluted earnings before cumulative effect
    of change in accounting principle                 $     0.64         $     0.44
   Cumulative effect of change in accounting
     principle                                             (0.13)                --
                                                      ----------         ----------
Diluted earnings per common share                     $     0.52         $     0.44
                                                      ==========         ==========


6.  Comprehensive Income

For the quarters and six month periods ended June 27, 1999 and June 28, 1998, there was no difference between the Company's net earnings and comprehensive income.

7. Shareholder Equity

In 1998, the Company's Board of Directors authorized the Company to purchase up to $5 million of its Common Stock, through open market transactions, block purchases, or in privately negotiated transactions. As of June 27, 1999, the Company has purchased an aggregate 144,500 shares of its Common Stock for a total purchase price of $1,887,000(average price of $13.06 per share).

8. New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company for periods beginning in fiscal year 2001. The Company believes that the adoption of the provisions of SFAS No. 133 will not have a material effect on its financial statements, based on current activities.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUES

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 21.3% and 19.6% for the quarter and six months ended June 27, 1999, respectively, as compared to the same periods of the prior year.

For each of the Company's restaurant concepts, same store sales comparisons for the quarter ended June 27, 1999, consist of sales at restaurants opened prior to September 29, 1997.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the quarter and six months ended June 27, 1999, increased 25.2% and 22.5%, respectively, as compared to the same periods of the prior year. The increases reflect a 18.5% and 20.0% increase in restaurant weeks in the quarter and six months ended June 27, 1999, respectively, as compared to the same periods of the prior year, resulting from an increase in the restaurant base from 96 LongHorn Steakhouse restaurants at June 28, 1998 to 111 restaurants at June 27, 1999. Average weekly sales for all LongHorn Steakhouse restaurants in the second quarter of 1999 were $45,140, a 9.4% increase over the comparable period in 1998. Same store sales for the comparable LongHorn Steakhouse restaurants increased 6.2% in the second quarter of 1999, as compared to the same period in 1998, primarily due to an increase in customer counts.

The Capital Grille:

Sales in The Capital Grille restaurants increased 15.8% and 18.5% for the quarter and six months ended June 27, 1999, compared to the same periods in 1998. The increases reflect a 2.1% and 5.9% increase in restaurant weeks in the quarter and six months ended June 27, 1999, respectively, as compared to the same periods of the prior year, resulting from the third quarter 1998 opening of one The Capital Grille restaurant and the fourth quarter 1998 closure of one The Capital Grille restaurant. Average weekly sales for all The Capital Grille restaurants in the second quarter of 1999 were $97,807, a 13.3% increase from the comparable period in 1998. The increase in average weekly sales was primarily due to an increase in customer counts and to a lesser extent due to the closing of a lower than average unit volume restaurant that was included in the second quarter 1998 average. Same store sales for the comparable The Capital Grille restaurants increased 9.7% in the second quarter of 1999 as compared to the same period in 1998, which is primarily attributable to an increase in customer counts.


Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants for the quarter and six months ended June 27, 1999 increased 11.4% and 10.3%, respectively, as compared to the same periods of the prior year. The increases reflect a 12.8% and 9.4% increase in restaurant weeks in the quarter and six months ended June 27, 1999, respectively, as compared to the same periods of the prior year, resulting from an increase in the restaurant base from 15 Bugaboo Creek Steak House restaurants at June 28, 1998 to 17 restaurants at June 27, 1999. Average weekly sales for all Bugaboo Creek Steak House restaurants in the second quarter of 1999 were $60,692, a 1.2% decrease from the comparable period for 1998. Same store sales for the comparable Bugaboo Creek Steak House restaurants in the second quarter of 1999 decreased 5.5% as compared to the same period in 1998, primarily due to an decrease in customer counts.

Company-wide:

Franchise revenues of approximately $54,000 and $79,000 for the quarter and the six months ended June 27, 1999, respectively, were derived from a franchisee-owned LongHorn Steakhouse restaurant, which opened in Puerto Rico in September 1998.

COSTS AND EXPENSES

Cost of restaurant sales as a percentage of restaurant sales decreased to 35.8% from 36.5% for the second quarter of 1999 and decreased to 35.8% from 36.8% for the six months ended June 27, 1999, as compared to the respective periods of 1998. The decrease in cost of sales as a percentage of restaurant sales for the quarter and six months ended June 27, 1999, was primarily due to favorable meat purchasing contracts the majority of which continue through February 2000, and decreases in beer, wine and liquor costs resulting from favorable price negotiations with certain beer, wine and liquor vendors.

Restaurant operating expenses as a percentage of restaurant sales increased to 45.0% from 44.6% for the second quarter of 1999 and to 44.6% from 44.3% for the first six months of 1999 as compared to the respective periods for 1998. These increases in operating expenses as a percentage of restaurant sales were due to an increase in advertising expense, manager incentives and training expenses, partially offset by greater leverage of fixed and semi-fixed expenses created by an increase in average unit sales.

Restaurant depreciation and amortization decreased as a percentage of restaurant sales compared to the corresponding periods of the prior year due to an increase in average unit sales providing greater leverage of this fixed expense.

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

General and administrative expenses as a percentage of total revenues remained constant at 7.0% for the second quarter and 6.9% for the first six months of 1999 as compared to the respective periods of the prior year.

As a result of the relationships between revenues and expenses discussed above, the Company's operating income increased to $7.0 million for the second quarter of 1999 as compared to $4.7 million for the corresponding period of the prior year.

Interest expense, net increased to $935 thousand in the second quarter of 1999, from $627 thousand for the same period of the prior year, due to an increase in the effective interest rate on borrowings and the amortization of loan costs associated with the Company's revolving credit facility.

Minority interest expense increased to $412 thousand for the second quarter of 1999 from $285 thousand for the same period of the prior year primarily due to improved operating results for the joint venture restaurants, partially offset by a reduction in minority interest expense created by the purchase of a joint venture partner's partnership interest in 11 joint venture restaurants during the fourth quarter of 1998 and the purchase of a joint venture partner's partnership interest in four joint venture restaurants in May 1999.

Income tax expense for the second quarter of 1999 was 32.7% of earnings before income taxes bringing the Company's effective tax rate for the first six months of 1999 to 33%. This compares to 30.1% of earnings before income taxes for the second quarter and the first six months of 1998. The Company's effective income tax rate differs from applying the statutory federal income tax rate of 35% to earnings before income taxes primarily due to employee FICA tip tax credits (a reduction of income tax expense), partially offset by state income taxes.

Net earnings increased 42.8% to $3.8 million for the second quarter of 1999 from net earnings of $2.7 million for the second quarter of 1998, reflecting the net effect of the items discussed above.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first six months of 1999, the Company's principal source of working capital was cash provided by operating activities ($13.8 million). For the six months ended June 27, 1999, the principal uses of working capital were capital expenditures for new and improved facilities ($13.0 million) and the purchase of common shares for treasury ($1.1 million). As of June 27, 1999, $39.0 million was outstanding and $61.0 million was available under the Company's $100.0 million revolving credit facility.

The Company intends to open 15 Company-owned and joint venture Longhorn Steakhouse restaurants and two Bugaboo Creek Steak House restaurants in fiscal year 1999. The Company estimates that its capital expenditures for fiscal year 1999 will be approximately $35-40 million. During the second quarter of 1999, the Company opened four LongHorn Steakhouse restaurants, bringing the total number of LongHorn Steakhouse restaurants opened during the first six months of 1999 to seven. Management believes that available cash, cash provided by operations, and available borrowings under the Company's $100 million revolving credit facility will provide sufficient funds to finance the Company's expansion plans through the year 2000.

Since substantially all sales in the Company's restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company for periods beginning in fiscal year 2001. The Company believes that the adoption of the provisions of SFAS No. 133 will not have a material effect on its financial statements, based on current activities.

Impact of the Year 2000 Issue

Most hardware and software designed in the past was not designed to recognize calendar dates beginning in the Year 2000. The failure of such hardware and software to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failures, which could result in an adverse effect on the Company's operations.

The Company's key information technology systems, including its financial, informational and operational systems ("IT Systems"), which are mainly comprised of third party hardware and software, have been assessed and detailed plans have been developed to address any remediation required before the end of 1999. The Company is in the process of testing its IT Systems to determine Year 2000 readiness. Testing of the Company's IT Systems is over 80% complete and is expected to be fully completed by September 1999. In addition, the Company is in the process of assessing its non-IT systems that utilize embedded technology such as microcontrollers and reviewing them for Year 2000 compliance. Assessment of the Company's non-IT Systems is over 80% complete and is expected to be fully completed by September 1999.

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

Where predictable, the Company is assessing and attempting to mitigate its risks with respect to the failure of its Material Providers to be Year 2000 ready as part of its ongoing contingency planning. The Company has requested all of its Material Providers to provide information regarding their state of Year 2000 readiness. The process of following up with Material Providers who have not yet responded and evaluating all responses is expected to be completed by September 30, 1999. Although the communications received by the Company from its Material Providers, to date, have not disclosed any material Year 2000 issues, there can be no assurance that these Material Providers will be Year 2000 ready on a timely basis. Unanticipated failures or significant delays in furnishing products or services by Material Providers could cause certain restaurants to temporarily close or remove certain items from their menus, which could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. If unanticipated problems arise from systems or equipment, there could be material adverse effects on the Company's consolidated financial position, results of operations and cash flows. As part of the Year 2000 readiness efforts, the Company is developing contingency plans to limit the year 2000 disruptions and financial loss that may occur in the event of failures in the Company's or Material Provider's IT Systems or non-IT systems. Contingency plans have been developed for all of the systems that have been determined to be mission critical. The remainder of the contingency plans are expected to be completed by September 1999, but will be modified as additional information regarding possible failures becomes available.

The Company expenses costs associated with its Year 2000 system changes as the costs are incurred, except for system change costs that the Company would otherwise capitalize. The program, including testing and remediation of all of the Company's systems and applications, the cost of external consultants, the purchase of software and hardware, the development and implementation of viable contingency plans, including the compensation of internal employees working on Year 2000 projects, is expected to cost approximately $1,025,000 (except for fringe benefits of internal employees, which are not separately tracked) from inception in calendar year 1998 through completion in calendar year 1999. Of these costs, approximately $100,000 was incurred (approximately $80,000 of which was capitalized) during 1998, approximately $500,000 was incurred(approximately $425,000 of which was capitalized)during the first six months of 1999 and approximately $425,000 is expected to be incurred during the remainder of 1999 (approximately $375,000 of which is expected to be capitalized). However, the Company is unable to estimate the additional costs that it may incur subsequent to 1999 as a result of Year 2000 problems suffered by Material Providers, and there can be no assurance that the Company will successfully address the Year 2000 problems present in its own IT Systems and non-IT systems.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 27, 1999, $39.0 million was outstanding under the Company's $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company's leverage ratio), or the administrative agent's prime rate of interest plus a margin of 0% to 0.75% (depending on the Company's leverage ratio), at the Company's option. Accordingly, the Company is exposed to the impact of interest rate movements. To achieve the Company's objective of managing its exposure to interest rate changes, the Company from time to time uses interest rate swaps.

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

While changes in LIBOR and the administrative agent's prime rate of interest could affect the cost of borrowings under the credit facility in excess of amounts covered by the interest rate swap agreement in the future, the Company does not consider its current exposure to changes in such rates to be material. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial condition, results of operations or cash flows would not be material.

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At June 27, 1999, the Company had approximately $2.7 million invested in high-grade overnight repurchase agreements.


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

On June 9, 1998, the Company filed a Demand for Arbitration with the American Arbitration Association in Atlanta, Georgia styled RARE Hospitality International, Inc. v. Moo Management, Inc., AAA Case no. 30418025798, and filed an Amended Demand for Arbitration on July 7, 1998. In this arbitration, the Company sought an immediate hearing and injunctive relief directing that the Ground Lease be transferred to the Company and that Moo and its principals be relieved from liability on the Ground Lease. The Company further requested an award declaring that there is no joint venture or partnership between the Company and Moo to develop Bugaboo Creek Steak House restaurants and granting monetary damages for the Company's losses incurred as a result of the wrongful conduct of Moo.

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

The week of December 7, 1998, an evidentiary hearing was conducted in the arbitration with respect to only the issue of liability, if any, of the Company. The hearing was continued and concluded with closing arguments on March 11, 1999. On May 26, 1999, the arbitrator rendered a decision on liability and ruled that the Company and Moo did reach agreement to become partners in the development of Bugaboo Creek Steak House restaurants in certain territories. The arbitrator further ruled that the Company is liable to Moo for actual damages it sustained, if any, from the Company's failure to perform the agreement. The damages phase of the arbitration will continue with a hearing in November 1999, at which time the Company intends to assert that no damages were sustained by Moo as a result of the Company's failure to develop Bugaboo Creek Steak House restaurants with Moo. It is anticipated that the arbitrator will render a decision on damages following the hearing.

Management continues to believe that the Company's position has merit and that the resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.


Item 2.  Changes in Securities and Use of Proceeds.

On May 27, 1999, the Company issued 25,000 shares of its Common Stock, no par value, to Denti Restaurant Group, Inc., in consideration for the assignment to the Company of all right, title and interest of Denti Restaurant Group in the Venture Manager Agreement dated as of January 1995, by and between Buckeye Steak Ventures, a joint venture in which the Company is a partner, and Denti Restaurant Group. The issuance of these securities to a single purchaser, the sole shareholder of which is a management employee of the Company, was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933 and of Regulation D of the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Securities Holders

The 1999 Annual Meeting of Shareholders of the Company was held on May 6, 1999, at which the following proposals were voted upon by the shareholders (i) the election of two directors in Class I to serve until the 2002 Annual Meeting of Shareholders; and (ii) the ratification of the selection of KPMG LLP as the Company's independent auditors for the fiscal year ending December 26, 1999. Holders of 11,954,706 shares of the Company's common stock were entitled to vote at that meeting.

The shareholders elected three directors in Class I with a term expiring at the 2002 Annual Meeting. As to each of the following named individuals, the holders of the indicated number of shares of the Company's common stock voted for his election and the holders of the indicated number of shares withheld authority to vote for election and there were no broker non-votes:

                                Shares Voting            Shares Withholding
                                      For                      Authority
Class I                         -------------           ------------------
George W. McKerrow, Sr.           10,093,971                   70,417
Don L. Chapman                    10,094,071                   70,317
Lewis H. Jordan                   10,094,071                   70,317

The following directors' terms of office continue after the meeting and expire at the annual meeting of shareholders in the year indicated.

Class II
Philip J. Hickey, Jr.                                     2000
George W. McKerrow, Jr.                                   2000

Class III
Ronald W. San Martin                                      2001
John G. Pawly                                             2001


The selection of KPMG LLP as independent auditors for the Company for the fiscal year ending December 26, 1999 was ratified as follows: 10,149,891 shares voted in favor of the ratification; 10,918 shares voted against the ratification; and 3,579 shares abstained. There were no broker non-votes.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits Filed.


                  27.1 - Financial Data Schedule (for SEC use only)


   (b) Reports filed on Form 8-K.
          None.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     RARE Hospitality International, Inc.



Date: August 12, 1999                /s/ W. Douglas Benn
     -----------------              --------------------
                                    W. Douglas Benn
                                    Executive Vice President, Finance
                                    and Chief Financial Officer
                                    (Principal Financial
                                    Officer and Chief Accounting
                                    Officer, and a duly authorized
                                    officer)