Form 10-Q
period 1999-09-26
RARE HOSPITALITY INTERNATIONAL INC
filed 1999-11-10
CIK 883976

                                United States

                     Securities and Exchange Commission

                            Washington, D.C. 20549


                                  FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of

                    the Securities Exchange Act of 1934


             For the Quarterly Period Ended September 26, 1999

                      Commission file number 000-19924


                      RARE Hospitality International, Inc.
           (Exact name of registrant as specified in its charter)


              Georgia                                 58-1498312
----------------------------------------------------------------------------
   (State or other jurisdiction of                (I. R. S. Employer
    incorporation or organization)                Identification No.)

   8215 Roswell Rd; Bldg 600;      Atlanta, GA                30350
----------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

                                (770) 399-9595
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              [XX] Yes   [  ] No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                         Outstanding as of November 8, 1999
          ------                        ----------------------------------
   Common Stock, no par value                 12,125,212 shares

                      RARE Hospitality International, Inc.

                                      Index

Part I - Financial Information

   Item 1. Consolidated Financial Statements

              Consolidated Balance Sheets as of
              September 26, 1999 and December 27, 1998                           3

              Consolidated Statements of Earnings-
              For the quarters and nine months ended
              September 26, 1999 and September 27, 1998                          4

              Consolidated Statement of Shareholders' Equity
              For the nine months ended September 26, 1999                       5

              Condensed Consolidated Statements of Cash Flows-
              For the nine months ended September 26, 1999 and
              September 27, 1998                                                 6

              Notes to Consolidated Financial Statements                       7-9

   Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    9-14

   Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                                     14-15

Part II - Other Information

   Item 1. Legal Proceedings                                                 15-16

   Item 2. Changes in Securities and Use of Proceeds                            16

   Item 3. Defaults Upon Senior Securities                                      17

   Item 4. Submission of Matters to a Vote of Securities
             Holders                                                            17

   Item 5. Other Information                                                    17

   Item 6. Exhibits and Reports on Form 8-K                                     17

   Signature                                                                    17

Part I. Financial Information
Item 1. Financial Statements

              RARE Hospitality International, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (In thousands, except share amounts) (Unaudited)

                                                       September 26,         December 27,
                Assets                                     1999                 1998
                ------                                 -------------        -------------
Current assets:
   Cash and cash equivalents                           $       3,244        $      12,060
   Accounts receivable                                         3,199                3,443
   Inventories                                                10,076                9,609
   Prepaid expenses                                              709                  789
   Preopening costs, net of
     accumulated amortization                                     --                2,102
   Refundable income taxes                                     3,191                2,700
   Deferred income taxes                                       8,325                6,932
                                                       -------------        -------------
      Total current assets                                    28,744               37,635
Property and equipment, less
 accumulated depreciation and
 amortization                                                180,958              167,810
Goodwill, less accumulated
 amortization                                                 10,441               10,045
Deferred income taxes                                            971                1,490
Other assets                                                   2,940                3,372
                                                       -------------        -------------
      Total assets                                     $     224,054        $     220,352
                                                       =============        =============

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                    $      12,496        $      12,423
   Accrued expenses                                           24,405               24,076
                                                       -------------        -------------
      Total current liabilities                               36,901               36,499

Debt, net of current installments                             40,000               48,000
Deferred income taxes                                          2,180                2,893
Obligations under capital leases                               9,732                9,732
                                                       -------------        -------------
      Total liabilities                                       88,813               97,124

Minority interest                                              3,597                2,610

Shareholders' equity:
   Preferred stock                                                --                   --
   Common stock                                              107,623              105,092
   Unearned compensation - restricted
     stock                                                      (399)                (478)
   Retained earnings                                          26,307               16,752
   Treasury shares at cost; 144,500 shares in
      1999 and 59,500 shares in 1998                          (1,887)                (748)
                                                       -------------        -------------
     Total shareholders' equity                              131,644              120,618
                                                       -------------        -------------
     Total liabilities and shareholders' equity        $     224,054        $     220,352
                                                       =============        =============

  See accompanying notes to consolidated financial statements.

              RARE Hospitality International, Inc. and Subsidiaries
                       Consolidated Statements of Earnings
                (In thousands, except per share data) (Unaudited)


                                          Quarter Ended            Nine Months Ended
                                      ----------------------    -----------------------
Revenues:                             Sept. 26,    Sept. 27,    Sept. 26,     Sept. 27,
                                        1999         1998         1999          1998
                                      ---------    ---------    ---------     ---------
Restaurant sales:
  LongHorn Steakhouse                 $  65,089    $  52,856    $ 192,556     $ 156,908
  Bugaboo Creek Steak House              15,277       12,359       42,355        36,902
  The Capital Grille                     12,917       11,547       41,278        35,490
  Specialty concepts                      1,871        1,671        5,256         4,910
                                      ---------    ---------    ---------     ---------
    Total restaurant sales               95,154       78,433      281,445       234,210
  Franchise revenues                         45           --          124            --
                                      ---------    ---------    ---------     ---------
    Total revenues                       95,199       78,433      281,569       234,210
                                      ---------    ---------    ---------     ---------
Costs and expenses:
 Cost of restaurant sales                34,624       28,628      101,394        86,019
 Operating expenses - restaurants        43,719       35,491      126,868       104,496
 Depreciation and amortization
   - restaurants                          3,846        3,300       11,203         9,682
Pre-opening expense - restaurants           699        1,168        2,160         3,696
 General and administrative
   expenses
                                          6,432        5,686       19,291        16,435
                                      ---------    ---------    ---------     ---------
    Total costs and expenses             89,320       74,273      260,916       220,328
                                      ---------    ---------    ---------     ---------
  Operating income                        5,879        4,160       20,653        13,882
Interest expense, net                       870          701        2,832         2,092
Minority interest                           291          300        1,194           992
                                      ---------    ---------    ---------     ---------
Earnings before income taxes and
  cumulative effect of change
  in accounting principle                 4,718        3,159       16,627        10,798
Income tax expense                        1,560        1,050        5,485         3,350
                                      ---------    ---------    ---------     ---------
Earnings before cumulative
  effect of change in accounting
  principle                               3,158        2,109       11,142         7,448
Cumulative effect of change in
  accounting principle net of
  tax benefit                                --           --        1,587            --
                                      ---------    ---------    ---------     ---------
    Net earnings                      $   3,158    $   2,109    $   9,555     $   7,448
                                      =========    =========    =========     =========
Basic earnings per common share:
  Basic earnings before cumulative
    effect of change in accounting
    principle                         $    0.26    $    0.18    $    0.93     $    0.62
  Cumulative effect of change in
    accounting principle                     --           --         0.13            --
                                      ---------    ---------    ---------     ---------
Basic earnings per common share       $    0.26    $    0.18    $    0.80     $    0.62
                                      =========    =========    =========     =========
Diluted earnings per common share:
  Diluted earnings before
    cumulative effect of change in
    accounting principle              $    0.25    $    0.17    $    0.89     $    0.61
  Cumulative effect of change in
    accounting principle                     --           --         0.13            --
                                      ---------    ---------    ---------     ---------
Diluted earnings per common share     $    0.25    $    0.17    $    0.76     $    0.61
                                      =========    =========    =========     =========

See accompanying notes to consolidated financial statements.

              RARE Hospitality International, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity
                                 (In thousands)
                                   (unaudited)

                                                   Unearned
                                Common Stock      Compensation                           Total
                              -----------------   -Restricted   Retained   Treasury   Shareholders'
                              Shares    Amount       Stock      Earnings    Stock        Equity
                              ------   --------   ------------  --------   --------   -------------
Balance, December 27, 1998    12,077   $105,092   $      (478)  $ 16,752   $   (748)  $     120,618
Net earnings                      --         --            --      2,586         --           2,586
Purchase of Treasury Stock        --         --            --         --     (1,139)         (1,139)
Issuance of shares pursuant
  to exercise of stock
  options                          9         84            --         --         --              84
Amortization of restricted
 stock                            --         --            36         --         --              36
                              ------   --------   -----------   --------   --------   -------------
Balance, March 28, 1999       12,086    105,176          (442)    19,338     (1,887)        122,185

Net earnings                      --         --            --      3,811         --           3,811
Amortization of restricted
 stock                            --         --            36         --         --              36

Issuance of shares pursuant
 to purchase of joint
 venture interest                 25        578            --         --         --             578
Issuance of shares pursuant
 to exercise of stock
 options                          97      1,229            --         --         --           1,229
                              ------   --------   -----------   --------   --------   -------------

Balance, June 27, 1999        12,208    106,983          (406)    23,149     (1,887)        127,839

Net earnings                      --         --            --      3,158         --           3,158
Amortization of restricted
 stock                            --         --            36         --         --              36
Issuance of shares pursuant
 to restricted stock award         1         29           (29)        --         --              --
Issuance of shares pursuant
 to exercise of stock
 options                          55        611            --         --         --             611
                              ------   --------   -----------   --------   --------   -------------

Balance, September 26, 1999   12,264   $107,623   $      (399)  $ 26,307   $ (1,887)  $     131,644
                              ======   ========   ===========   ========   ========   =============

See accompanying notes to consolidated financial statements.

              RARE Hospitality International, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                Nine Months Ended
                                                             -----------------------
                                                             Sept. 26,      Sept. 27,
                                                               1999           1998
                                                             --------       --------
Cash flows from operating activities:
   Net earnings                                              $  9,555       $  7,448
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                             12,255         14,189
     Changes in working capital accounts                       (4,343)        (7,631)
     Cumulative change in accounting principle                  1,587             --
     Minority interest                                          1,194            992
     Preopening costs                                              --         (2,239)
     Deferred tax (benefit) expense                            (1,587)           750
                                                             --------       --------

       Net cash provided by operating
         activities                                            18,661         13,509
                                                             --------       --------

Cash flows from investing activities:
   Purchase of property and equipment                         (24,892)       (18,950)
   Purchase of joint venture and franchise interests             (191)            --
                                                             --------       --------

       Net cash used in investing activities                  (25,083)       (18,950)
                                                             --------       --------

Cash flows from financing activities:
   Repayments on revolving credit facilities                   (8,000)        (1,000)
   Proceeds from minority partners' contributions               1,689          1,672
   Distributions to minority partners                          (1,896)        (2,349)
   (Decrease in) increase in bank overdraft included in
     accounts payable and accrued liabilities                   5,054          8,997
   Principal payments on capital leases                           (26)            --
   Purchase of common shares for treasury                      (1,139)            --
   Proceeds from exercise of stock options                      1,924            493
                                                             --------       --------
       Net cash (used in) provided by financing
         activities                                            (2,394)         7,813
                                                             --------       --------

Net increase (decrease) in cash and cash equivalents           (8,816)         2,372
Cash and cash equivalents, beginning of period                 12,060          1,752
                                                             --------       --------
Cash and cash equivalents, end of period                     $  3,244       $  4,124
                                                             ========       ========


         See accompanying notes to consolidated financial statements.

              RARE Hospitality International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the "Company") as of September 26, 1999 and December 27, 1998 and for the quarters and nine-month periods ended September 26, 1999 and September 27, 1998 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 27, 1998.

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

4. Income Taxes

Income tax expense for the nine months ended September 26, 1999 has been provided for based on the estimated effective tax rate then currently expected to be applicable for the full 1999 fiscal year. The effective income tax rate of 33.0% for the nine months ended September 26, 1999 differs from the statutory federal income tax rate of 35% primarily due to employee FICA tip tax credits (a reduction in income tax expense), partially offset by state income taxes.

5.  Long-Term Debt

At September 26, 1999, $40.0 million was outstanding under the Company's $100.0 million revolving credit agreement at a weighted average interest rate equal to 6.96%.


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

                                                                Nine Months Ended
                                                             -----------------------
                                                             Sept. 26,      Sept. 27,
                                                               1999           1998
                                                             --------       --------
Basic weighted average
  shares outstanding                                           11,984         12,004
Dilutive effect of stock options                                  483            116
Dilutive effect of restricted stock                                25             --
                                                             --------       --------

Diluted weighted average shares outstanding                    12,492         12,120
                                                             ========       ========

Earnings before cumulative effect of change in
 accounting principle                                        $ 11,142       $  7,448
Cumulative effect of change in accounting
 principle (net of tax benefit)                                 1,587             --
                                                             --------       --------
Net earnings                                                 $  9,555       $  7,448
                                                             ========       ========

Basic earnings per common share:
    Basic earnings before cumulative effect of
      change in accounting principle                         $   0.93       $   0.62
   Cumulative effect of change in accounting
     principle                                                  (0.13)            --
                                                             --------       --------
Basic earnings per common share                              $   0.80       $   0.62
                                                             ========       ========

Diluted earnings per common share:
   Diluted earnings before cumulative effect
     of change in accounting principle                       $   0.89       $   0.61
   Cumulative effect of change in accounting
     principle                                                  (0.13)            --
                                                             --------       --------
Diluted earnings per common share                            $   0.76       $   0.61
                                                             ========       ========

7.  Comprehensive Income

For the quarters and nine month periods ended September 26, 1999 and September 27, 1998, there was no difference between the Company's net earnings and comprehensive income.

8. Shareholder Equity

In 1998, the Company's Board of Directors authorized the Company to purchase up to $5 million of its Common Stock, through open market transactions, block purchases, or in privately negotiated transactions. As of September 26, 1999, the Company has purchased an aggregate 144,500 shares of its Common Stock for a total purchase price of $1,887,000 (average price of $13.06 per share).

9.  New Accounting Pronouncement

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

10. Subsequent Event

On September 30, 1999, the Company acquired the ownership interest of its joint venture partner in ten LongHorn Steakhouse restaurants located in south Florida markets for an aggregate purchase price of approximately $2,850,000; comprised of 104,000 shares of Company common stock and approximately $600,000 in cash in a transaction to be accounted for under the purchase method.

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUES

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 21.4% and 20.2% for the quarter and nine months ended September 26, 1999, respectively, as compared to the quarter and nine months ended September 27, 1998.

For each of the Company's restaurant concepts, same store sales comparisons for the quarter ended September 26, 1999, consist of sales at restaurants opened prior to December 28, 1997.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the quarter and nine months ended September 26, 1999, increased 23.1% and 22.7%, respectively, as compared to the quarter and nine months ended September 27, 1998. The increases reflect a 13.5% and 13.2% increase in restaurant weeks in the quarter and nine months ended September 26, 1999, respectively, as compared to the same periods of the prior year, resulting from an increase in the restaurant base from 100 LongHorn Steakhouse restaurants at September 27, 1998 to 114 restaurants at September 26,

1999. Average weekly sales for all LongHorn Steakhouse restaurants in the third quarter of 1999 were $44,491, an 8.5% increase over the comparable period in 1998. Same store sales for the comparable LongHorn Steakhouse restaurants increased 6.8% in the third quarter of 1999, as compared to the same period in 1998, primarily due to an increase in customer counts.

The Capital Grille:

Sales in The Capital Grille restaurants increased 11.9% and 16.3% for the third quarter and nine months ended September 26, 1999, compared to the quarter and nine months ended September 27, 1998. The increases reflect a 2.1% decrease and a 3.1% increase in restaurant weeks in the quarter and nine months ended September 26, 1999, respectively, as compared to the quarter and nine months ended September 27, 1998, resulting from the third quarter 1998 opening of one The Capital Grille restaurant and the fourth quarter 1998 closure of one The Capital Grille restaurant. Average weekly sales for all The Capital Grille restaurants in the third quarter of 1999 were $90,327, a 14.2% increase from the comparable period in 1998. The increase in average weekly sales was primarily due to an increase in customer counts and to a lesser extent due to the closing of a lower than average unit volume restaurant that was included in the third quarter 1998 average. Same store sales for the comparable The Capital Grille restaurants increased 9.6% in the third quarter of 1999 as compared to the same period in 1998, which is primarily attributable to an increase in customer counts.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants for the quarter and nine months ended September 26, 1999 increased 23.6% and 14.8%, respectively, as compared to the quarter and nine months ended September 27, 1998. The increases reflect a 12.4% and 10.4% increase in restaurant weeks in the quarter and nine months ended September 26, 1999, respectively, as compared to the quarter and nine months ended September 27, 1998, resulting from an increase in the restaurant base from 16 Bugaboo Creek Steak House restaurants at September 27, 1998 to 18 restaurants at September 26, 1999. Average weekly sales for all Bugaboo Creek Steak House restaurants in the third quarter of 1999 were $67,598, a 9.9% increase from the comparable period for 1998, primarily due to an increase in customer counts. Same store sales for the comparable Bugaboo Creek Steak House restaurants in the third quarter of 1999 increased 9.4% as compared to the same period in 1998, primarily due to an increase in customer counts.

Company-wide:

Franchise revenues of approximately $45,000 and $124,000 for the quarter and the nine months ended September 26, 1999, respectively, were derived from two franchisee-owned LongHorn Steakhouse restaurants in Puerto Rico. These two franchise restaurants were opened in September 1998 and September 1999.


COSTS AND EXPENSES

Cost of restaurant sales as a percentage of restaurant sales decreased to 36.4% from 36.5% for the third quarter of 1999 and decreased to 36.0% from 36.7% for the nine months ended September 26, 1999, as compared to the respective periods of 1998. The decrease in cost of sales as a percentage of restaurant sales for the quarter and nine months ended September 26, 1999, was primarily due to favorable protein purchasing contracts, the majority of which continue into the year 2000, and decreases in beer, wine and liquor costs resulting from favorable price negotiations with certain beer, wine and liquor vendors.

Restaurant operating expenses as a percentage of restaurant sales increased to 45.9% from 45.3% for the third quarter of 1999 and to 45.1% from 44.6% for the first nine months of 1999 as compared to the respective periods of 1998. These increases in operating expenses as a percentage of restaurant sales were due to an increase in promotional and advertising expenses (principally at the Company's Bugaboo Creek Steak House restaurants), manager incentives and training expenses, partially offset by greater leverage of fixed and semi-fixed expenses created by an increase in average unit sales.

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

General and administrative expenses as a percentage of total revenues decreased to 6.8% from 7.2% for the third quarter and decreased to 6.9% from 7.0% for the first nine months of 1999 as compared to the respective periods of the prior year. These decreases were primarily due to greater leverage of fixed and semi-fixed expenses created by an increase in average unit sales.

As a result of the relationships between revenues and expenses discussed above, the Company's operating income increased to $5.9 million for the third quarter of 1999 as compared to $4.2 million for the corresponding period of the prior year.

Interest expense, net increased to $870 thousand in the third quarter of 1999, from $701 thousand for the same period of the prior year, due to an increase in the effective interest rate on borrowings and the amortization of loan costs associated with the Company's revolving credit facility.

Minority interest expense decreased to $291 thousand for the third quarter of 1999 from $300 thousand for the same period of the prior year primarily due to a reduction in minority interest expense created by the purchase of a joint venture partner's partnership interest in 11 joint venture restaurants during the fourth quarter of 1998 and the purchase of a joint venture partner's partnership interest in four joint venture restaurants in May 1999.

Income tax expense for the third quarter of 1999 was 33.1% of earnings before income taxes, bringing the Company's effective tax rate for the first nine months of 1999 to 33%. This compares to 33.2% of earnings before income taxes for the third quarter and 31.0% for the first nine months of 1998. The Company's effective income tax rate differs from applying the statutory federal income tax rate of 35% to earnings before income taxes primarily due to employee FICA tip tax credits (a reduction of income tax expense), partially offset by state income taxes.

Net earnings increased 49.7% to $3.2 million for the third quarter of 1999 from net earnings of $2.1 million for the third quarter of 1998, reflecting the net effect of the items discussed above.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first nine months of 1999, the Company's principal source of working capital was cash provided by operating activities ($18.7 million). For the nine months ended September 26, 1999, the principal uses of working capital were capital expenditures for new and improved facilities ($24.9 million), repayments on the Company's revolving credit facility ($8.0 million) and the purchase of common shares for treasury ($1.1 million). As of September 26, 1999, $40.0 million was outstanding and $60.0 million was available under the Company's $100.0 million revolving credit facility.

The Company intends to open 15 Company-owned and joint venture LongHorn Steakhouse restaurants and one Bugaboo Creek Steak House restaurant in fiscal year 1999. The Company estimates that its capital expenditures for fiscal year 1999 will be approximately $35-40 million. During the third quarter of 1999, the Company opened three LongHorn Steakhouse restaurants, bringing the total number of LongHorn Steakhouse restaurants opened during the first nine months of 1999 to 10. During the third quarter of 1999, the Company also opened one Bugaboo Creek Steak House restaurant. For 2000, the Company plans to open 17 to 19 LongHorn Steakhouse restaurants, one Bugaboo Creek Steak House restaurant and one to two The Capital Grille restaurants. Management believes that available cash, cash provided by operations, and available borrowings under the Company's $100 million revolving credit facility will provide sufficient funds to finance the Company's expansion plans through the year 2000.

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

The Company's key information technology systems, including its financial, informational and operational systems ("IT Systems"), which are mainly comprised of third party hardware and software have been assessed and tested to determine Year 2000 readiness. In addition, the Company has completed assessing and testing its non-IT systems that utilize embedded technology such as microcontrollers and reviewing them for Year 2000 compliance. Detailed plans are currently in place for required system modifications or replacements. Remediation activities are well underway with substantially all of the systems already compliant. The Company expects to be fully compliant by November 1999.

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

Where predictable, the Company has developed plans to mitigate its risks with respect to the failure of its Material Providers to be Year 2000 ready as part of its ongoing contingency planning. The Company has requested and received information regarding the state of Year 2000 readiness from all of its Material Providers. Although the communications received by the Company from its Material Providers have not disclosed any material Year 2000 issues, there can be no assurance that these Material Providers will not experience Year 2000 failures. Unanticipated failures or significant delays in furnishing products or services by Material Providers could cause certain restaurants to temporarily close or remove certain items from their menus, which could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. If unanticipated problems arise from systems or equipment, there could be material adverse effects on the Company's consolidated financial position, results of operations and cash flows. As part of the Year 2000 readiness efforts, the Company has developed contingency plans to limit the Year 2000 disruptions and financial loss that may occur in the event of failures in the Company's or Material Provider's IT Systems or non-IT systems. Contingency plans have been developed for all of the IT systems that have been determined to be mission critical. The remainder of the contingency plans have been completed, but will be modified as additional information regarding possible failures becomes available.

The Company expenses costs associated with its Year 2000 system changes as the costs are incurred, except for system change costs that the Company would otherwise capitalize. The program, including testing and remediation of all of the Company's systems and applications, the cost of external consultants, the purchase of software and hardware, the development and implementation of viable contingency plans, including the compensation of internal employees working on Year 2000 projects, is expected to cost approximately $1,000,000 (except for fringe benefits of internal employees, which are not separately tracked) from inception in calendar year 1998 through completion in calendar year 1999. Of these costs, approximately $100,000 was incurred (approximately $80,000 of which was capitalized) during 1998, and approximately $900,000 was incurred (approximately $800,000 of which was capitalized)during the first nine months of 1999. However, the Company is unable to estimate the additional costs that it may incur subsequent to 1999 as a result of Year 2000 problems suffered by Material Providers, and there can be no assurance that the Company will successfully address the Year 2000 problems, which may be present in its own IT Systems and non-IT systems that our testing has not identified.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 26, 1999, $40.0 million was outstanding under the Company's $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company's leverage ratio), or the administrative agent's prime rate of interest plus a margin of 0% to 0.75% (depending on the Company's leverage ratio), at the Company's option. Accordingly, the Company is exposed to the impact of interest rate movements. To achieve the Company's objective of managing its exposure to interest rate changes, the Company from time to time uses interest rate swaps.

The Company entered into an interest rate swap agreement with a commercial bank, which effectively fixes the interest rate at 7.515% on $35.0 million of the Company's borrowings through February 2000, decreasing to $25.0 million through August 2001. The Company is exposed to credit losses on this interest rate swap in the event of counterparty non-performance, but does not anticipate any such losses.

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

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At September 26, 1999, the Company had approximately $2.7 million invested in high-grade overnight repurchase agreements.

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

The week of December 7, 1998, an evidentiary hearing was conducted in the arbitration with respect to only the issue of liability, if any, of the Company. The hearing was continued and concluded with closing arguments on March 11, 1999. On May 26, 1999, the arbitrator rendered a decision on liability and ruled that the Company and Moo did reach agreement to become partners in the development of Bugaboo Creek Steak House restaurants in certain territories. The arbitrator further ruled that the Company is liable to Moo for actual damages it sustained, if any, from the Company's failure to perform the agreement. The damages phase of the arbitration will continue with a hearing in December 1999, at which time the Company intends to assert that no damages were sustained by Moo as a result of the Company's failure to develop Bugaboo Creek Steak House restaurants with Moo. It is anticipated that the arbitrator will render a decision on damages following the hearing.

Management continues to believe that the Company's position has merit and that the resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds.

On September 30, 1999, the Company agreed to issue 104,000 shares of its common stock, no par value, to JJU, Inc. ("JJU") in partial consideration for the Company's acquisition of JJU's ownership interest in its joint venture with the Company regarding ten LongHorn Steakhouse restaurants located in south Florida markets. The issuance of these securities to JJU was made in reliance upon exemptions from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Securities Holders

    None

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



                                    RARE Hospitality International, Inc.



Date: November 10, 1999                /s/ W. Douglas Benn
      -----------------             --------------------------------------
                                    W. Douglas Benn
                                    Executive Vice President, Finance
                                      and Chief Financial Officer
                                      (Principal Financial Officer
                                      and Chief Accounting Officer,
                                      and a duly authorized officer)