Form 10-K405
period 1999-12-26
RARE HOSPITALITY INTERNATIONAL INC
filed 2000-03-23
CIK 883976

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

FOR THE FISCAL YEAR ENDED DECEMBER 26, 1999      COMMISSION FILE NUMBER 0-19924

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 15, 2000, the aggregate market value of the voting stock held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are "affiliates" of the Registrant) of the Registrant was $186,155,720 based upon the last reported sale price in the Nasdaq National Market on March 15, 2000 of $17.125.

         As of March 15, 2000, the number of shares outstanding of the Registrant's Common Stock, no par value, was 11,841,100.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 15, 2000 are incorporated by reference in Part III hereof.

                           FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed in the following pages, particularly regarding estimates of the number and locations of new restaurants that RARE Hospitality International, Inc. and its subsidiaries (the "Company") intend to open during fiscal 2000, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-K, among the other factors that could cause actual results to differ materially are the following: failure of facts to conform to necessary management estimates and assumptions; the Company's ability to identify and secure suitable locations on acceptable terms, open new restaurants in a timely manner, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company's business discipline over a large restaurant base; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains; business conditions, such as inflation or a recession, and growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; the risks set forth in Exhibit 99(a) to this Form 10-K which are hereby incorporated by reference; and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.




================================================================================

                      RARE HOSPITALITY INTERNATIONAL, INC.

                                     INDEX


                                                                        PAGE
                                                                        ----
Part I

  Item 1.    Business..............................................         4
  Item 2.    Properties............................................        13
  Item 3.    Legal Proceedings.....................................        13
  Item 4.    Submission of Matters to a Vote of Security
               Holders.............................................        15

Part II
  Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters.................................        15
  Item 6.    Selected Financial Data...............................        16
  Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................        17
  Item 7A.   Quantitative and Qualitative Disclosures About
               Market Risk.........................................        23
  Item 8.    Financial Statements and Supplementary Data...........        24
  Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.................        42

Part III
  Item 10.   Directors and Executive Officers of the Registrant....        42
  Item 11.   Executive Compensation................................        42
  Item 12.   Security Ownership of Certain Beneficial Owners
               and Management......................................        42
  Item 13.   Certain Relationships and Related Transactions........        43

Part IV
  Item 14.   Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K.................................        43
Signatures.........................................................        45
Financial Statement Schedules
Exhibits

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         RARE Hospitality International, Inc. and subsidiaries (the "Company"), formerly known as LongHorn Steaks, Inc., operates and franchises 157 restaurants as of March 15, 2000, including 126 LongHorn Steakhouse restaurants, 18 restaurants operated under the names Bugaboo Creek Steak House and Bugaboo Creek Lodge & Bar ("Bugaboo Creek"), and 11 The Capital Grille restaurants, as well as two additional restaurants (the "specialty restaurants"), Hemenway's Seafood Grille & Oyster Bar ("Hemenway's") and The Old Grist Mill Tavern. The Company was incorporated in Georgia in December 1982.

         On January 13, 1997, the Company changed its name from LongHorn Steaks, Inc. to RARE Hospitality International, Inc., to reflect the fact that it no longer operated only LongHorn Steakhouse restaurants. As a result of this change, the Company's common stock, which had traded on the Nasdaq National Market under the symbol "LOHO", began trading under its current symbol "RARE".

CONCEPTS

         LongHorn Steakhouse restaurants, which are located primarily in the southeastern and midwestern United States, are casual dining, full-service restaurants that serve lunch and dinner, offer full liquor service and feature a menu consisting of fresh cut steaks, as well as salmon, shrimp, chicken, ribs, pork chops and prime rib. LongHorn Steakhouse restaurants emphasize high quality, moderately priced food and attentive, friendly service, provided in a casual atmosphere resembling a Texas roadhouse.

         The 18 Bugaboo Creek restaurants are located primarily in the northeastern and mid-Atlantic regions of the United States. The Bugaboo Creek restaurants are casual dining restaurants designed to resemble a Canadian Rocky Mountain lodge. Menu offerings include seasoned steaks, prime rib, spit-roasted half chickens, smoked baby back ribs, grilled salmon and a variety of freshwater fish.

         The 11 The Capital Grille restaurants are located in major metropolitan areas across the United States. These restaurants are fine-dining restaurants with menu offerings ranging from chilled baby lobster and beluga caviar appetizers to entrees of dry aged steaks, lamb and veal steaks, lobster, grilled salmon and chicken and a wine list of over 300 selections.

RESTAURANT LOCATIONS

         The following tables set forth the location of each existing restaurant and restaurant under construction by concept at March 15, 2000 and the number of restaurants in each area.

                         LONGHORN STEAKHOUSE RESTAURANTS

                EXISTING COMPANY-OWNED/JOINT VENTURE RESTAURANTS

ALABAMA
  Dothan ........................................................           1
  Huntsville ....................................................           1
  Mobile ........................................................           1
  Montgomery ....................................................           1
FLORIDA
  Daytona Beach .................................................           1
  Destin ........................................................           1
  Ft. Myers .....................................................           2
  Jacksonville ..................................................           4
  Miami/Ft. Lauderdale ..........................................           6
  Ocala .........................................................           1
  Orlando .......................................................           6
  St. Augustine .................................................           1
  Tallahassee ...................................................           1
  Tampa/ St. Petersburg .........................................           6
  West Palm Beach ...............................................           2
GEORGIA
  Albany ........................................................           1
  Athens ........................................................           1
  Atlanta .......................................................          25
  Augusta .......................................................           1
  Buford ........................................................           1
  Cartersville ..................................................           1
  Columbus ......................................................           1
  Dalton ........................................................           1
  Macon .........................................................           1
  Newnan ........................................................           1
  Rome ..........................................................           1
  Savannah ......................................................           1
  Statesboro ....................................................           1
  Valdosta ......................................................           1
  Warner Robbins ................................................           1
  Woodstock .....................................................           1
ILLINOIS
   Fairview Heights .............................................           1
KENTUCKY
   Florence .....................................................           1
MISSOURI
  St. Louis .....................................................           4
NEW HAMPSHIRE
  Concord .......................................................           1
NORTH CAROLINA
  Burlington ....................................................           1
  Charlotte .....................................................           5
  Greensboro/High Point/Winston-Salem ...........................           3
  Hickory .......................................................           1
OHIO
  Cincinnati ....................................................           4
  Cleveland .....................................................           7
  Columbus ......................................................           4

  Pickerington ..................................................           1
  St. Clairsville ...............................................           1
SOUTH CAROLINA
  Columbia ......................................................           3
  Greenville/Spartanburg ........................................           2
  Hilton Head ...................................................           1
  Rock Hill .....................................................           1
TENNESSEE
  Chattanooga ...................................................           1
  Clarksville ...................................................           1
  Nashville .....................................................           4
WEST VIRGINIA
  Charleston ....................................................           1

     Total Existing Company-Owned/Joint Venture Restaurants .....          123


   EXISTING FRANCHISEE-OWNED RESTAURANTS

PUERTO RICO
   Bayamon ......................................................           1
   Carolina .....................................................           1
   San Patricio .................................................           1

         Total Existing Franchisee-Owned Restaurants ............           3

         Total LongHorn Steakhouse Restaurants ..................          126


                            BUGABOO CREEK RESTAURANTS

                       EXISTING COMPANY-OWNED RESTAURANTS


CONNECTICUT
  Manchester ....................................................           1
DELAWARE
   Newark .......................................................           1
GEORGIA
  Duluth ........................................................           1
MAINE
  Bangor ........................................................           1
  Portland ......................................................           1
MARYLAND
  Gaithersburg ..................................................           1
MASSACHUSETTS
  Boston ........................................................           5
  Seekonk .......................................................           1
NEW HAMPSHIRE
  Newington .....................................................           1
NEW YORK
  Albany ........................................................           1
  Poughkeepsie ..................................................           1
  Rochester .....................................................           1
PENNSYLVANIA
  Philadelphia ..................................................           1
RHODE ISLAND
  Warwick .......................................................           1

      Total Bugaboo Creek Restaurants ...........................          18

                         THE CAPITAL GRILLE RESTAURANTS

                       EXISTING COMPANY-OWNED RESTAURANTS

DISTRICT OF COLUMBIA
  Washington ....................................................           1
FLORIDA
  Miami .........................................................           1
ILLINOIS
  Chicago .......................................................           1
MASSACHUSETTS
  Boston ........................................................           2
MICHIGAN
  Troy ..........................................................           1
MINNESOTA
  Minneapolis ...................................................           1
NORTH CAROLINA
  Charlotte .....................................................           1
RHODE ISLAND
  Providence ....................................................           1
TEXAS
  Dallas ........................................................           1
  Houston .......................................................           1

        Total The Capital Grille Restaurants ....................          11


                              SPECIALTY RESTAURANTS

                       EXISTING COMPANY-OWNED RESTAURANTS


MASSACHUSETTS
  The Old Grist Mill Tavern, Seekonk ............................           1
RHODE ISLAND
  Hemenway's Seafood Grille & Oyster Bar, Providence ............           1

        Total Specialty Restaurants .............................           2


                         RESTAURANTS UNDER CONSTRUCTION

FLORIDA
    LongHorn Steakhouse, Gulf Gate ..............................           1
    LongHorn Steakhouse, Southchase .............................           1
    LongHorn Steakhouse, Waterford Lakes ........................           1
KENTUCKY
    LongHorn Steakhouse, Bowling Green ..........................           1
MISSOURI
    LongHorn Steakhouse, Chesterfield ...........................           1
NORTH CAROLINA
    LongHorn Steakhouse, Charlotte ..............................           1

        Total Restaurants Under Construction ....................           6

UNIT ECONOMICS

LONGHORN STEAKHOUSE

         The Company's modified LongHorn Steakhouse restaurant design, which has been developed and refined over the past five years, has increased capacity from an average of 150 seats for LongHorn Steakhouse restaurants open prior to 1994 to an average of 198 seats for LongHorn Steakhouse restaurants opened in 1999. The objective of this modification was to increase the revenues of the Company's new LongHorn Steakhouse restaurants while reducing capital expenditures as a percentage of revenues. The Company intends to continue to emphasize leasing as its preferred arrangement for LongHorn Steakhouse sites and currently leases all but 31 of its LongHorn Steakhouse restaurants in operation and owns two sites for restaurants under construction. The Company purchases land only in those circumstances it believes are cost-effective. Four of the 15 LongHorn Steakhouse restaurants opened in 1999 were located on property purchased at an average cost of approximately $707,000 per location. The average cash investment to open a LongHorn Steakhouse restaurant in 1999 was approximately $1,251,000, excluding real estate costs and excluding pre-opening expenses of approximately $158,000. Through December 27, 1998 the Company amortized pre-opening expenses over the first 12 months of a restaurant's operation. After December 27, 1998, in accordance with Statement of Position 98-5 Reporting on the Costs of Start-up Activities ("SOP 98-5"), the Company began to expense pre-opening costs as incurred.

BUGABOO CREEK

         The Company has developed a modified Bugaboo Creek restaurant design, which served as the prototype for the Bugaboo Creek restaurant constructed in 1999. This modified design is smaller than earlier designs and utilizes approximately 6,575 square feet with a capacity of 233 seats. The Company is in the process of further refining the prototype, with the objective of reducing the capital expenditure required for new restaurant construction and reducing ongoing operating costs at new restaurants.

         The Company intends to continue to emphasize leasing as its preferred arrangement for Bugaboo Creek sites and currently leases all but one of its Bugaboo Creek sites. The Company purchases land only in those circumstances it believes are cost-effective. The Bugaboo Creek restaurant opened in 1999 was located on leased property. The cash investment to construct the Bugaboo Creek restaurant opened in 1999 was approximately $1,736,000, excluding pre-opening expenses of approximately $175,000. Through December 27, 1998, the Company amortized pre-opening expenses over the first 12 months of a restaurant's operation. After December 27, 1998, in accordance with SOP 98-5, the Company began to expense pre-opening costs as incurred.

THE CAPITAL GRILLE

         The Capital Grille restaurant development strategy includes the use of sites that are historic or unique in nature. Accordingly, the Company utilizes methods to balance control of the construction costs with the retention of the unique ambiance of each location. The Company intends to continue to emphasize leasing as its preferred arrangement for The Capital Grille sites and currently leases all of its The Capital Grille sites. The Company intends to purchase land only in those circumstances it believes are cost-effective. Through December 27, 1998, the Company amortized pre-opening expenses over the first 12 months of each restaurant's operation. After December 27, 1998, in accordance with SOP 98-5, the Company will expense pre-opening costs as incurred.

EXPANSION STRATEGY

LONGHORN STEAKHOUSE AND BUGABOO CREEK RESTAURANTS:

         The Company plans to expand through the development of existing joint venture partnerships and additional Company-owned LongHorn Steakhouse restaurants and additional Company-owned Bugaboo Creek restaurants in existing markets and in other selected metropolitan markets in the southeastern, midwestern, northeastern and mid-Atlantic regions of the United States. Currently, the Company has joint venture arrangements covering territories in various areas of Florida, North Carolina, and South Carolina. The Company plans to continue to expand its restaurant base by clustering its restaurants in existing and new markets, with LongHorn Steakhouse restaurants currently located primarily in the southeastern and midwestern regions of the United States and Bugaboo Creek restaurants located primarily in the northeastern and mid-Atlantic regions of the United States. Beginning in 2000, the Company intends to begin to open LongHorn Steakhouse restaurants in the northeastern United States.

         The Company believes that clustering in existing markets enhances its ability to supervise operations, market the Company's concepts and distribute supplies. The Company, however, also intends to open single restaurants in smaller markets in sufficiently close proximity to the Company's other markets to enable the Company to efficiently supervise operations and distribute supplies.


THE CAPITAL GRILLE:

         The Company plans to expand through the development of additional Company-owned The Capital Grille restaurants in selected metropolitan markets nationwide.

OVERALL:

         The Company's objective is to increase earnings by expanding market share in existing markets and by developing restaurants in new markets. The Company currently plans to open 19 to 22 Company-owned and joint venture restaurants in 2000: 17 to 19 LongHorn Steakhouse restaurants; one Bugaboo Creek restaurant and one to two The Capital Grille restaurants. Of the restaurants proposed for 2000, the Company has opened five LongHorn Steakhouse restaurants, has six restaurants under construction in Virginia, Missouri, Kentucky, Florida, and North Carolina, and has signed leases on sites for 11 additional restaurants as of March 15, 2000. The Company expects that one of the 17 to 19 LongHorn Steakhouse restaurants to be opened in 2000 will be developed under an existing joint venture relationship, and that all of the Bugaboo Creek and The Capital Grille restaurants to be opened in 2000 will be Company-owned.

         In September 1999, the Company acquired the ownership interest of its joint venture partner in ten LongHorn Steakhouse restaurants located in south Florida markets for an aggregate purchase price of approximately $2.9 million; comprised of 104,000 shares of Company common stock and approximately $600,000 in notes payable in a transaction accounted for under the purchase method. Subsequent to the completion of this joint venture acquisition, the Company became the active manager of all non-franchised LongHorn Steakhouse restaurants.

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

         The Company will consider on a selective basis qualified applicants with substantial restaurant experience and financial resources for franchises of either LongHorn Steakhouse restaurants or Bugaboo Creek restaurants. The Company does not currently anticipate offering franchises for The Capital Grille restaurants. The Company expects that it will grant franchises to operators who are not joint venture partners with the Company primarily in markets in which the Company would not otherwise expand.

SITE SELECTION AND RESTAURANT LAYOUT

         The Company considers the location of a restaurant to be a critical factor to the unit's long-term success and devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, target population density and household income level as well as specific site characteristics, such as visibility, accessibility and traffic volumes. The Company also reviews potential competition and the profitability of national chain restaurants operating in the area. Senior management inspects and approves each restaurant site. It typically takes approximately 100 to 120 days to construct and open a new LongHorn Steakhouse restaurant, approximately 130 to 140 days to construct and open a new Bugaboo Creek restaurant and approximately 170 to 185 days to construct and open a new The Capital Grille restaurant. While the Company will consider the option of purchasing sites for its new restaurants where it is cost-effective to do so, currently all but 34 of the Company's restaurant sites are leased (including two sites for restaurants currently under construction).

         The Company has modified its LongHorn Steakhouse prototype restaurant design, increasing its average seating capacity from approximately 150 seats for LongHorn Steakhouse restaurants open prior to 1994 to an average of 198 seats in approximately 5,200 square feet of space for LongHorn Steakhouse restaurants opened in 1999. An expanded kitchen design incorporating equipment needed for a broader menu is also part of the prototype. The Company believes the kitchen design simplifies training, lowers costs and improves the consistency and quality of the food. The prototype restaurant design also includes cosmetic changes that provide a total restaurant concept intended to be inviting and comfortable while maintaining the ambiance of a Texas roadhouse.

         The Company has renovated and remodeled some of the older LongHorn Steakhouse restaurants to include cosmetic improvements such as repainting and refinishing, new booths, new lighting and various decor adjustments. Exterior improvements encompassed repainting and additional lighting designed to convey a more inviting image.

         The Company has modified its Bugaboo Creek prototype restaurant design to incorporate a smaller seating capacity than its average restaurant. This new prototype was utilized for the Bugaboo Creek restaurant opened in 1999. The Company has implemented the new prototype with the objective of reducing the capital expenditure required for new restaurant construction and reducing ongoing operating costs.

RESTAURANT OPERATIONS

         Management and Employees. The management staff of a typical Company restaurant consists of one general manager or managing partner, two to four assistant managers and one or two kitchen managers. In addition, a typical LongHorn Steakhouse restaurant employs approximately 30 to 80 staff members, a typical Bugaboo Creek restaurant employs approximately 50 to 85 staff members, and a typical The Capital Grille restaurant employs approximately 60 staff members. The general manager or managing partner of each restaurant has primary responsibility for the day-to-day operation of the restaurant and is responsible for maintaining Company-established operating standards. The Company employs LongHorn Steakhouse regional managers, who each have responsibility for the operating performance of four to seven Company-owned LongHorn Steakhouse restaurants or joint venture restaurants and report directly to one of the Directors of Operations for the LongHorn Steakhouse concept. The Directors of Operations report to the Senior Vice President of Operations of the LongHorn Steakhouse division. The Company employs Bugaboo Creek regional managers, who each have responsibility for the operating performance of from four to six Bugaboo Creek restaurants and The Old Grist Mill Tavern. All of these regional managers report directly to the Vice President of Operations for the Bugaboo Creek concept. The Company also employs regional managers who each have responsibility for from three to five The Capital Grille restaurants and Hemenway's, all reporting directly to the Vice President of Operations for The Capital Grille.

         The Company seeks to recruit managers with substantial restaurant experience. The Company selects its restaurant personnel utilizing a selection process which includes psychological and analytical testing which is designed to identify individuals with those traits the Company believes are important to success in the restaurant industry. The Company requires new managers to complete an intensive training program focused on both on-the-job training as well as a rigorous in-house classroom-based educational course. The program is designed to encompass all phases of restaurant operations, including the Company's philosophy, management strategy, policies, procedures and operating standards. Through its management information systems, senior management receives daily reports on sales, and weekly reports on guest counts, payroll, cost of sales and other restaurant operating expenses. Based upon these reports, management believes that it is able to closely monitor the Company's operations.

         The Company maintains performance measurement and incentive compensation programs for its management-level employees. The performance programs reward restaurant management teams with cash bonuses for meeting sales and profitability targets. Incentive compensation may also be provided to management in some instances in the form of stock options or restricted stock awards. During 1999, stock options were awarded to 29 LongHorn Steakhouse restaurant-level managing partners, general managers and assistant managers, and restricted stock awards were made to five LongHorn Steakhouse restaurant-level managing partners in compliance with their respective managing partner agreements.

         Management Information Systems. The Company utilizes a Windows-based accounting software package and a network that enables electronic communication throughout the Company. In addition, all of the Company's restaurants utilize Windows-based POS systems and the LongHorn Steakhouse and Bugaboo Creek restaurants employ a theoretical food costing program. The Company utilizes these management information systems to develop pricing strategies, identify food cost issues, monitor new product reception and evaluate restaurant-level productivity. The Company expects to continue to develop its management information systems in each concept to assist restaurant management in analyzing their business and to improve efficiency.

         Purchasing. The Company establishes product quality standards for beef and other protein products, then negotiates directly with suppliers to obtain the lowest possible prices for the required quality. The Company also utilizes select long-term contracts on certain items to avoid short-term cost fluctuations. For the LongHorn Steakhouse and Bugaboo Creek restaurants, beef is aged at the facility of the Company's largest distributor, who delivers the beef to the LongHorn Steakhouse and Bugaboo Creek restaurants when the age reaches specified guidelines. This arrangement is closely monitored by Company personnel and management believes it provides for efficient and cost-effective meat processing and distribution, while maintaining the Company's control and supervision of purchasing and aging. The Company's management negotiates directly with suppliers for most other food and beverage products to ensure uniform quality and adequate supplies and to obtain competitive prices. The Company purchases its meat, food and other supplies from a sufficient number of suppliers such that the loss of any one supplier would not have a material effect on the Company. The Company generally utilizes a different distribution system for each of its restaurant concepts.

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

         Company-owned restaurants. 95 LongHorn Steakhouse restaurants, all Bugaboo Creek restaurants, all The Capital Grille restaurants, Hemenway's and The Old Grist Mill Tavern are owned and operated by the Company. The general manager of each of these restaurants is employed and compensated by the Company. See "Restaurant Operations -- Management and Employees" above.

         Joint Venture Restaurants. The Company is a partner in various joint venture partnerships and limited partnerships that in the aggregate operate 28 LongHorn Steakhouse restaurants as of March 15, 2000. The joint ventures are either 50/50 joint ventures for the ownership of a single restaurant managed by the Company or are formed with the goal of developing multiple restaurants in a particular market with an experienced restaurant operator who owns from 10% to 32% of the joint venture. All limited partnerships are for the operation of a single restaurant with the restaurant manager as a 10% limited partner and the Company or a joint venture as the general partner.

         The joint ventures and limited partnerships pay fees to the Company at the rate of $3,000 to $6,500 per restaurant per month. At present, all restaurants are managed by the Company. Those joint ventures that operate under franchise agreements pay royalties at the rate of 1.5% of gross sales.

         The Company either controls its joint ventures' use of its service marks or the joint ventures operate under franchise agreements with the Company. Franchise agreements for joint ventures are modified by an addendum that provides that no franchise fee is payable and reduces the royalty rate to 1.5% of gross sales. In the event that the Company's partner in the joint venture or any other entity should acquire the joint venture's restaurants, this addendum to the franchise agreement would terminate and the operation of the restaurants would continue under the terms of the franchise agreement. One of the joint ventures has an area development agreement with the Company for the development of additional restaurants. One other joint venture does not have specific development rights although the Company has agreed, during a specified time, not to establish restaurants in its market areas except through the joint venture.

         The joint venture partnerships are terminable by either joint venture partner upon default by the other partner. Two of the joint ventures give the Company the option under certain circumstances to acquire the interest of the Company's joint venture partner.

         Franchised Restaurants. As of March 15, 2000, 24 of the 28 restaurants operated by the Company's joint ventures are operated under franchise agreements. In addition, the Company has one unaffiliated franchisee with an area development agreement with the right to operate franchised LongHorn Steakhouse restaurants in Puerto Rico. As of March 15, 2000, this franchisee operated three LongHorn Steakhouse restaurants in Puerto Rico.

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

         General. An important element of the Company's franchise program is the training the Company provides for each franchisee. With respect to each new franchisee, the Company provides the same training program provided to the Company's management and employees. In addition to this initial training, the Company provides supervision at the opening of the franchisee's first restaurant, beginning one week prior to opening and routine supervision thereafter.

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

SERVICE MARKS

         The Company has registered LONGHORN STEAKS and design, LONGHORN STEAKHOUSE and design, BUGABOO CREEK STEAK HOUSE and design and THE CAPITAL GRILLE and design as service marks with the United States Patent and Trademark Office and has an application pending with respect to BUGABOO CREEK LODGE & BAR and design. The Company has additional registered marks used in connection with the operations of its various restaurants. The Company regards its service marks as having significant value and as being important factors in the marketing of its restaurants. The Company is aware of names and marks similar to the service marks of the Company used by other persons in certain geographic areas; however, the Company believes such uses will not adversely affect the Company. It is the Company's policy to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

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

         During 1999, approximately 15.3% of the Company's restaurant sales are attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The Company has not experienced and does not presently anticipate experiencing any significant delays or other problems in obtaining or renewing licenses or permits to sell alcoholic beverages; however, the failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations.

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

         The Company's restaurant operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements, overtime and tip credits. A significant number of the Company's food service and preparation personnel receive gratuities and are paid at rates related to the federal minimum wage. Significant additional government-imposed increases in minimum wages, paid leaves-of-absence, mandated health benefits or increased tax reporting and tax payment requirements with respect to employees who receive gratuities would have an adverse effect on the profitability of the Company.

EMPLOYEES

         As of March 15, 2000, the Company employed approximately 9,250 persons, 166 of whom were corporate personnel, 682 of whom were restaurant management personnel and the remainder of whom were hourly personnel. Of the 166 corporate employees, 52 are in management positions and 114 are administrative or office employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

         As of March 15, 2000, all but 34 of the Company's restaurants were located in leased space (including two sites for restaurants under construction). Initial lease expirations typically range from ten to fifteen years, with the majority of these leases providing for an option to renew for at least one additional term of three to 15 years. All of the Company's leases provide for a minimum annual rent, and approximately half of the leases call for additional rent based on sales volume (generally 2.0% to 8.0%) at the particular location over specified minimum levels. Generally the leases are net leases which require the Company to pay the costs of insurance, taxes and a portion of lessors' operating costs.

         The leases on the operating Company-owned restaurants will expire over the period from 2002 through 2029 (assuming exercise of all renewal options).

         The Company owns a 10,000 square foot office building and leases a 15,000 square feet office building in which its corporate offices, LongHorn Steakhouse restaurant operations and The Capital Grille restaurant operations are headquartered. Both office buildings are located in Atlanta, Georgia. The Company has recently entered into a contract to purchase an additional 5,000 square foot office building located adjacent to its corporate offices in Atlanta, Georgia. In addition, the Company leases approximately 1,500 square feet of space in East Providence, Rhode Island to house staff to support the operation of Bugaboo Creek restaurants.


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

         On, April 30, 1998, the Company filed a Petition for Declaratory Relief and Contract Reformation styled RARE Hospitality International, Inc. v. Centercap Associates, L.L.C. and Moo Management, Inc., C.A. No. 16350 NC in the Chancery Court of New Castle County, Delaware seeking a determination that the Company, and not RTL Joint Venture, is the tenant under the Ground Lease. In its amended Answer and Counterclaim in this action, Moo alleged that the Company and Moo agreed to the terms of a binding joint venture agreement to develop Bugaboo Creek Steak House restaurants and entered into the Ground Lease in furtherance thereof. In its Counterclaim, Moo alleged that the Company has breached the alleged agreement and, as a result, Moo has been deprived of the profit that it would have earned from the purchase and operation of three Bugaboo Creek Steak House restaurants owned by the Company, has been damaged by the efforts undertaken and the expenses incurred by Moo in preparation for performance of the alleged joint venture agreement and has been deprived of the profits lost and that would be lost as the result of the Company's failure to perform the alleged joint venture agreement. Moo sought an unspecified amount of monetary damages and the dismissal of the Company's petition. Following a preliminary hearing in this matter held on December 13, 1998, this action and the counterclaim were dismissed without prejudice.

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

         Following a preliminary hearing on this matter held on December 18, 1998, this action and the counterclaim were dismissed without prejudice.

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

         The week of December 7, 1998, an evidentiary hearing was conducted in the arbitration with respect to only the issue of liability, if any, of the Company. The hearing was continued and concluded with closing arguments on March 11, 1999. On May 26, 1999, the arbitrator rendered a decision on liability and ruled that the Company and Moo did reach agreement to become partners in the development of Bugaboo Creek Steak House restaurants in certain territories. The arbitrator further ruled that the Company is liable to Moo for actual damages it sustained, if any, from the Company's failure to perform the agreement. The damages phase of the arbitration continued with a hearing in January 2000, at which time the Company asserted that no damages were sustained by Moo as a result of the Company's failure to develop Bugaboo Creek Steak House restaurants with Moo and Moo asserted damages of up to $7.7 million. It is anticipated that the arbitrator will render a decision on damages in the first quarter of 2000.

         Management continues to believe that the Company's position has merit and that the resolution of these matters will not have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted for a vote of security holders during the fourth quarter of 1999.

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

          FISCAL YEAR ENDED DECEMBER 26, 1999               HIGH        LOW
          -----------------------------------               ----        ---
          First Quarter................................   $ 15  5/8   $ 12   3/4
          Second Quarter...............................     26 3/16     13   1/4
          Third Quarter................................     25  3/4     17 11/16
          Fourth Quarter...............................     22  3/8     15   1/8

          FISCAL YEAR ENDED DECEMBER 27, 1998                HIGH        LOW
          -----------------------------------                ----        ---
          First Quarter................................   $ 12        $  8   5/8
          Second Quarter...............................     13 7/8      10   7/8
          Third Quarter................................     15          10  9/16
          Fourth Quarter...............................     14           8   1/2

         As of March 15, 2000, there were approximately 324 holders of record of the Company's common stock.

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

         While the Company has not declared or paid any cash dividends on its capital stock since its initial public offering, due to the accounting for a subsequent acquisition as a pooling of interests the Company's consolidated financial statements reflect distributions made by certain entities prior to their acquisition by the Company.

         In September 1999, the Company issued 104,000 shares of its common stock (The "Underwood Shares") and issued approximately $600,000 in notes payable to JJU, Inc. in exchange for JJU's interest in Gold Coast Restaurant Group, a joint venture partnership between JJU, Inc. and the Company. Exemption from registration of the issuance of the Underwood Shares was claimed under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rules 505 and 506 promulgated under the Securities Act of 1933, as amended.

         In May 1999, the Company issued 25,000 shares of its common stock (the "Denti Shares"), paid $150,000 in cash and issued a $30,000 note payable to Denti Restaurant Group, Inc. ("Denti") in exchange for Denti's interest in Buckeye Steakhouse Ventures, a joint venture partnership between Denti and The Company. Exemption from registration of the issuance of the Denti Shares was claimed under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rules 505 and 506 promulgated under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

         Following is selected consolidated financial data as of and for each of the fiscal years in the five-year period ended December 26, 1999. The Consolidated Financial Statements as of December 26, 1999 and December 27, 1998 and for each of the years in the three-year period ended December 26, 1999 and the independent auditors' report thereon are included in this Form 10-K. The data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations," also included in this Form 10-K.

                                                                          FISCAL YEARS ENDED
                                                      -------------------------------------------------------------
                                                      DEC 26,     DEC 27,     DEC. 28,      DEC. 29,      DEC. 31,
                                                       1999        1998         1997         1996           1995
                                                      -------------------------------------------------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
 Restaurant sales ................................    $382,275    $319,084    $ 264,727     $ 212,894     $ 149,279
 Wholesale meat sales ............................          --          --           --         2,547         6,495
 Franchise revenues ..............................         195          --           27           308           606
                                                      --------    --------    ---------     ---------     ---------
    Total revenues ...............................     382,470     319,084      264,754       215,749       156,380
Costs and expenses:
 Cost of restaurant sales ........................     137,416     116,602       97,568        78,637        54,074
 Cost of wholesale meat sales ....................          --          --           --         2,491         6,159
 Operating expenses -- restaurants ................    171,943     142,730      119,480        94,587        67,629
 Operating expenses -- meat division ..............         --          --           --           234           766
 Provision for asset impairments,
  restaurant closings, and other charges .........       1,800       2,500       23,666         1,436           155
 Merger and conversion expenses ..................          --          --           --         2,900            --
 Depreciation and amortization -- restaurants ....      15,249      17,636       15,218        12,191         7,171
 Pre-opening expense .............................       3,051          --           --            --            --
 General and administrative expenses .............      26,052      22,470       23,590        13,732        11,082
                                                      --------    --------    ---------     ---------     ---------
    Total costs and expenses .....................     355,511     301,938      279,522       206,208       147,036
                                                      --------    --------    ---------     ---------     ---------
    Operating income (loss) ......................      26,959      17,146      (14,768)        9,541         9,344
Interest expense (income), net ...................       3,866       2,939        1,245           (79)         (291)
Provision for litigation settlement ..............          --          --           --           605            --
Minority interest ................................       1,609       1,334        1,219           602             5
                                                      --------    --------    ---------     ---------     ---------
    Earnings (loss) before income taxes ..........      21,484      12,873      (17,232)        8,413         9,630
Income tax expense (benefit) .....................       7,060       4,120       (5,000)        3,170         3,047
                                                      --------    --------    ---------     ---------     ---------
    Earnings (loss) before cumulative effect
       of change in accounting principle .........      14,424       8,753      (12,232)        5,243         6,583
Cumulative effect of change in accounting
  principle (net of tax benefit of $760) .........       1,587          --           --            --            --
                                                      --------    --------    ---------     ---------     ---------
    Net earnings (loss) ..........................    $ 12,837    $  8,753    $ (12,232)    $   5,243     $   6,583
                                                      ========    ========    =========     =========     =========
Basic earnings (loss) per common share before
 cumulative effect of change in accounting
 principle .......................................    $   1.20    $   0.73    $   (1.04)    $    0.46     $    0.67
Cumulative effect per common share of
 change in accounting principle ..................        0.13          --           --            --            --
                                                      --------    --------    ---------     ---------     ---------
Basic earnings (loss) per common share ...........    $   1.07    $   0.73    $   (1.04)    $    0.46     $    0.67
                                                      ========    ========    =========     =========     =========
Diluted earnings (loss) per common share
 before cumulative effect of change in
 accounting principle ............................    $   1.15    $   0.72    $   (1.04)    $    0.45     $    0.66
Cumulative effect per common share of
 change in accounting principle ..................        0.13          --           --            --            --
                                                      --------    --------    ---------     ---------     ---------
Diluted earnings (loss) per common share .........    $   1.02    $   0.72    $   (1.04)    $    0.45     $    0.66
                                                      ========    ========    =========     =========     =========
Weighted average common shares
 outstanding (basic) .............................      12,032      12,004       11,751        11,302         9,753
                                                      ========    ========    =========     =========     =========
Weighted average common shares
 outstanding (diluted) ...........................      12,546      12,099       11,751        11,631         9,955
                                                      ========    ========    =========     =========     =========

                                                                    FISCAL YEARS ENDED
                                                 ----------------------------------------------------------
                                                  DEC 26,      DEC 27,     DEC. 28,    DEC. 29,    DEC. 31,
                                                   1999         1998         1997        1996       1995
                                                 ----------------------------------------------------------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit) ...................    $ (11,031)    $  1,136    $  1,359    $  2,065    $    561
Total assets ................................      237,118      218,862     195,486     151,594     107,735
Debt, net of current installments ...........       40,000       48,000      43,000       7,100      13,858
Obligations under capital leases, net of
  current installments ......................        9,732        9,732       5,051          --          --
Minority interest ...........................        3,982        2,610       4,890       3,301         615
Total shareholders' equity ..................      137,584      120,618     111,980     121,384      78,133

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's revenues are derived primarily from restaurant sales from Company-owned and joint venture restaurants. The Company also derives a small percentage of its total revenue from franchise revenues from unaffiliated franchised restaurants. Cost of restaurant sales consists of food and beverage costs for Company-owned and joint venture restaurants. Restaurant operating expenses consist of all other restaurant-level costs. These expenses include the cost of labor, advertising, operating supplies, rent, and utilities. Depreciation and amortization includes only the depreciation attributable to restaurant-level capital expenditures, and for fiscal years prior to 1999, amortization associated with pre-opening expenditures.

         General and administrative expenses include finance, accounting, management information systems, and other administrative overhead related to support functions for Company-owned, joint venture, and franchise restaurant operations. Minority interest consists of the partners' share of earnings in joint venture restaurants.

         The Company defines the comparable restaurant base for 1999 and 1998 to include those restaurants open for a full 18 months prior to the beginning of each fiscal quarter. The Company defines the comparable restaurant base for 1997 to include those restaurants open for a full 15 months prior to the beginning of the fiscal year. Average weekly sales are defined as total restaurant sales divided by restaurant weeks. A "restaurant week" is one week during which a single restaurant is open, so that two restaurants open during the same week constitutes two restaurant weeks.

         The Company's revenues and expenses can be affected significantly by the number and timing of the opening of additional restaurants. The timing of restaurant openings also can affect the average sales and other period-to-period comparisons.

         The following table sets forth the percentage relationship to total revenues of the listed items included in the Company's consolidated statements of operations, except as indicated:

                                                                          FISCAL YEARS ENDED
                                                          ---------------------------------------------------
                                                          DECEMBER 26,       DECEMBER 27,        DECEMBER 28,
                                                              1999               1998                 1997
                                                          ---------------------------------------------------
Revenues:
 Restaurant Sales:
  LongHorn Steakhouse ............................                68.1%              66.3%              64.3%
  The Capital Grille .............................                15.1               16.0               14.9
  Bugaboo Creek ..................................                14.9               15.7               16.9
  Other restaurants ..............................                 1.8                2.0                3.9
                                                                 -----              -----              -----
     Total restaurant sales ......................                99.9              100.0              100.0
Franchise revenues ...............................                 0.1                 --                 --
                                                                 -----              -----              -----
     Total revenues ..............................               100.0              100.0              100.0
Costs and expenses:
 Cost of restaurant sales(1) .....................                35.9               36.5               36.9
 Operating expenses -- restaurants(1) ............                45.0               44.7               45.1
 Provision for asset impairments,
   restaurant closings, and other charges ........                 0.5                0.8                8.9
  Depreciation and amortization -- restaurants(1)                  4.0                5.5                5.7
 Pre-opening expense -- restaurants(1) ...........                 0.8                 --                 --
 General and administrative expenses .............                 6.8                7.0                8.9
                                                                 -----              -----              -----
     Total costs and expenses ....................                93.0               94.6              105.5
                                                                 -----              -----              -----
     Operating income (loss) .....................                 7.0                5.4               (5.5)
Interest expense (income), net ...................                 1.0                0.9                0.5
Minority interest ................................                 0.4                0.4                0.5
                                                                 -----              -----              -----
     Earnings (loss) before income taxes .........                 5.6                4.0               (6.5)
 Income tax expense (benefit) ....................                 1.8                1.3               (1.9)
                                                                 -----              -----              -----
     Earnings before cumulative effect of
      change in accounting principle .............                 3.8                2.7               (4.6)
Cumulative effect of change in accounting
 principle (net of tax benefit) ..................                 0.4                 --                 --
                                                                 -----              -----              -----
  Net earnings (loss) ............................                 3.4%               2.7%              (4.6)%
                                                                 =====              =====              =====

------------

(1) Cost of restaurant sales, restaurant operating expenses, depreciation and amortization and pre-opening expense are expressed as a percentage of total restaurant sales.

RESULTS OF OPERATIONS

Year Ended December 26, 1999 Compared to Year Ended December 27, 1998

REVENUES

Total revenues increased 19.9% to $382.5 million for 1999 compared to $319.1 million for 1998.

LongHorn Steakhouse:

         Sales in the LongHorn Steakhouse restaurants increased 23.2% to $260.5 million for 1999, compared to $211.4 million for 1998. The increase reflects a 13.8% increase in restaurant operating weeks in 1999 as compared to 1998, resulting from an increase in the restaurant base from 104 company-owned and joint venture LongHorn Steakhouse restaurants at the end of 1998 to 118 restaurants at the end of 1999. Average weekly sales for all company-owned and joint venture LongHorn Steakhouse restaurants in 1999 were $45,086, an 8.3% increase over 1998. Sales for the comparable LongHorn Steakhouse restaurants increased 5.9% in 1999 as compared to 1998. The increase in comparable restaurant sales for 1999 at LongHorn Steakhouse was attributable primarily to an increase in guest counts.

The Capital Grille:

         Sales in The Capital Grille restaurants increased 13.3% to $57.9 million for 1999, compared to $51.1 million for 1998. Average weekly sales for all The Capital Grille restaurants in 1999 were $101,207, a 13.3% increase from 1998. Sales for the comparable The Capital Grille restaurants increased 9.4% in 1999, as compared to 1998. The increase in total and comparable restaurant sales at The Capital Grille restaurants is attributable primarily to an increase in guest counts. The increase in average weekly sales was greater than the increase in comparable restaurant sales due to the closure of an underperforming The Capital Grille restaurant in the fourth quarter of 1998.

Bugaboo Creek:

         Sales in the Bugaboo Creek restaurants increased 13.6% to $56.9 million for 1999, compared to $50.1 million for 1998. The increase reflects a 9.5% increase in restaurant weeks in 1999 as compared to 1998, resulting from an increase in the restaurant base from 17 Bugaboo Creek restaurants at the end of 1998 to 18 restaurants at the end of 1999. Average weekly sales for all Bugaboo Creek restaurants in 1999 were $63,109, a 3.8% increase from 1998. Sales for the comparable Bugaboo Creek restaurants increased 1.6% in 1999, as compared to 1998. The increase in comparable restaurant sales at Bugaboo Creek restaurants is attributable primarily to an increase in guest counts.

Franchise Revenue:

         During 1997, the Company acquired all of the LongHorn Steakhouse restaurants that were then paying franchise revenues. In September 1998, a franchise LongHorn Steakhouse restaurant opened in Puerto Rico; this franchisee began paying franchise fees in January 1999. No franchise revenues were earned during 1998. In October 1999, the Company's franchisee opened its second franchise LongHorn Steakhouse in Puerto Rico. In 1999 the Company received $195,000 in franchise revenue.

COSTS AND EXPENSES

         Cost of restaurant sales, as a percentage of restaurant sales, decreased to 35.9% in 1999 from 36.5% in 1998. This decrease is due, in part, to favorable purchasing contracts negotiated during the year, which reduced the cost of restaurant sales as a percentage of restaurant sales.

         Restaurant operating expenses increased as a percentage of restaurant sales in 1999 to 45.0% from 44.7% in 1998. This was due to an increase in management incentives and advertising expense, partially offset by greater leverage of fixed and semi-fixed expenses.

         The provision for asset impairments, restaurant closings, and other charges of $1.8 million in 1999 consisted primarily of the write down of two Bugaboo Creek restaurants, which was determined under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS No. 121") by comparing expected future cash flows to the carrying value of impaired assets.

         General and administrative expenses of $26.1 million in 1999 decreased, as a percent of sales, to 6.8% of total revenues, from $22.5 million in 1998, or 7.0% of total revenues. The decrease as a percentage of total revenues was due primarily to the increase in sales in 1999 as partially offset by higher general and administrative expenses in 1999, primarily payroll related, associated with building the infrastructure necessary to support the Company's growth.

         Interest expense increased to $3.9 million in 1999 compared to $2.9 million in 1998. The increase in interest expense is due to higher average balances outstanding under the Company's obligations under capital leases as well as additional expenses associated with amending the Company's $100 million revolving credit facility. The Company's weighted average interest rate on borrowings, including the amortization of debt issue costs, under its revolving credit facility was approximately 8.7% in 1999, compared to 7.8% in 1998.

         Minority interest increased to $1.6 million in 1999 from $1.3 million in 1998. This reflects an increase in the number of joint venture restaurants for most of 1999 and the improved performance of the joint venture restaurants, partially offset by the purchase of joint venture partners' partnership interests in 14 joint venture restaurants during 1999.

         Income tax expense in 1999 was 32.9% of earnings before income taxes. The Company's effective income tax rate differs from applying the statutory federal income tax rate of 35% to earnings before income taxes primarily due to employee FICA tip tax credits partially offset by state income taxes.

         Net income of $12.8 million in 1999, as compared to net income of $8.8 million in 1998, reflects the net effect of the items discussed above after taking into consideration the charge related to the cumulative effect of change in accounting principle (net of tax) in 1999 of $1.6 million. This charge was associated with the Company's adoption of SOP 98-5 in the first quarter of 1999 requiring the write-off of the balance of previously unamortized preopening expenses.

Year Ended December 27, 1998 Compared to Year Ended December 28, 1997

REVENUES

         Total revenues increased 20.5% to $319.1 million for 1998 compared to $264.7 million for 1997.

LongHorn Steakhouse:

         Sales in the LongHorn Steakhouse restaurants increased 24.1% to $211.4 million for 1998 compared to $170.3 million for 1997. The increase reflects a 16.4% increase in restaurant operating weeks in 1998 as compared to 1997, resulting from an increase in the restaurant base from 96 LongHorn Steakhouse restaurants at the end of 1997 to 104 restaurants at the end of 1998. Average weekly sales for all LongHorn Steakhouse restaurants in 1998 were $41,638, a 6.7% increase over 1997. Sales for the comparable LongHorn Steakhouse restaurants increased 5.0% in 1998 as compared to 1997. The increase in comparable restaurant sales for 1998 at LongHorn Steakhouse was attributable primarily to an increase to guest counts.

The Capital Grille:

         Sales in The Capital Grille restaurants increased 29.3% to $51.1 million for 1998 compared to $39.5 million for 1997. The increase reflects a 42.1% increase in restaurant operating weeks in 1998 as compared to 1997, resulting from an increase in the restaurant base from 10 The Capital Grille Restaurants at the end of 1997 to 11 restaurants at the end of 1998. Average weekly sales for all The Capital Grille restaurants in 1998 were $89,329, a 9.0% decrease from 1997. Sales for the comparable The Capital Grille restaurants increased 6.1% in 1998 as compared to 1997. The increase in comparable restaurant sales at The Capital Grille restaurants is primarily attributable to an increase in guest counts.

Bugaboo Creek:

         Sales in the Bugaboo Creek restaurants increased 12.2% to $50.1 million for 1998 compared to $44.6 million for 1997. The increase reflects a 9.1% increase in restaurant weeks in 1998 as compared to 1997, resulting from an increase in the restaurant base from 16 Bugaboo Creek restaurants at the end of 1997 to 17 restaurants at the end of 1998. Average weekly sales for all Bugaboo Creek restaurants in 1998 were $60,788, a 2.8% increase from 1997. Sales for the comparable Bugaboo Creek restaurants decreased 2.5% in 1998 as compared to 1997. The decrease in comparable restaurant sales at Bugaboo Creek restaurants is primarily attributable to a decrease in guest counts.

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

         The provision for asset impairments, restaurant closings, and other charges of $2.5 million in 1998 was determined under SFAS No. 121 by comparing expected future cash flows to the carrying value of these assets. This charge was primarily the result of a decision by management, in the fourth quarter, to close one The Capital Grille restaurant partially offset by favorable developments in estimated amounts accrued in 1997 for costs associated with closed facilities.

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

         Interest expense increased to $2.9 million in 1998 compared to $1.2 million in 1997. The increase in interest expense is due to higher average borrowings outstanding under the Company's revolving credit agreement as well as additional expenses associated with obtaining the Company's new revolving credit facility. The Company's weighted average interest rate on borrowings was approximately 7.8% in 1998, including the amortization of debt issue costs, compared to 7.2% in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital primarily for the development of new restaurants, selected acquisitions and the refurbishment of existing restaurants. The Company's principal financing source in 1999 was cash flow from operations ($36.7 million). The primary use of funds consisted of costs associated with expansion, principally leasehold improvements, equipment, land and buildings associated with the construction of new restaurants ($36.8 million) and repayment of borrowings under the Company's revolving credit facility ($8 million).

         Since substantially all sales in the Company's restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

         The increases in inventory, prepaid expenses, accounts payable, and accrued expenses are principally due to the new restaurants which were opened during 1999 and the result of higher average unit volumes experienced during 1999. Further increases in current asset and liability accounts are expected as the Company continues its restaurant development program.

         In November 1999, the Company amended and restated its $100 million revolving credit facility, principally to extend the maturity date. Beginning with the last day of the quarter ending June 2003, the amount available under the revolving credit facility would be reduced each quarter by $8.3 million, reducing the commitment to $50 million as of the termination date in September 2004. The terms of the revolving credit facility, as amended, require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company's leverage ratio) or the administrative agent's prime rate of interest plus a margin of 0% to 0.75% (depending on the Company's leverage ratio), at the Company's option, and pay a commitment fee of 0.3% to 0.5% per year on any unused portion of the facility. As of December 26, 1999, interest on the revolving credit facility accrues at LIBOR plus 1.5% or the prime rate plus 0.25%. As of December 26, 1999, the Company was required to pay a commitment fee of 0.325% per year on any unused portion of the facility. The revolving credit facility contains various covenants and restrictions which, among other things, require the maintenance of stipulated leverage and fixed charge coverage ratios and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The Company is currently in compliance with such covenants.

         In August 1999, the Company amended an existing interest rate swap agreement with a commercial bank, which effectively fixes the interest rate at 7.6% on $40 million through August 2000, decreasing to $35 million through May 2001 and decreasing to $25 million through August 2004. The Company is exposed to credit losses on this interest rate swap in the event of counterparty non-performance, but does not anticipate any such losses.

         On December 26, 1999, $40 million was outstanding and $60 million was available under the Company's revolving credit facility at a weighted average interest rate equal to 8.0%. Giving effect to the interest rate swap agreement, the weighted average interest rate on borrowings under the revolving credit facility was 7.6%.

         The Company currently plans to open 17 to 19 Company-owned and joint venture LongHorn Steakhouse restaurants, one Bugaboo Creek restaurant and one to two The Capital Grille restaurants in 2000. The Company estimates that its capital expenditures (without consideration of contributions from joint venture partners) will be approximately $52 to $56 million in 2000. The capital expenditure estimate for 2000 includes the estimated cost of developing 19 to 22 new restaurants, ongoing refurbishment in existing restaurants, a planned expansion of the corporate offices in Atlanta, costs associated with obtaining real estate for year 2001 planned openings, and continued investment in improved management information systems. In February 2000, the Company's Board of Directors authorized the Company to purchase up to $10 million of its outstanding common stock through February 2001. As of March 15, 2000, the Company had purchased an aggregate 436,000 shares of its common stock for a total purchase price of approximately $7.9 million (average price of $18.04) under this program. The Company expects that available borrowings under the Company's revolving credit facility, together with cash on hand and cash provided by operating activities, will provide sufficient funds to finance its expansion and share repurchase plans through the year 2001.

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

         Federal law increased the hourly minimum wage to $5.15 on September 1, 1997. The legislation, however, froze the wages of tipped employees at $2.13 per hour if the difference is earned in tip income. Although the Company has experienced slight increases in hourly labor costs since this increase in the hourly minimum wage, the effect of the increase in minimum wage was significantly diluted due to the fact that the majority of the Company's hourly employees are tipped and the Company's non-tipped employees have historically earned wages greater than the federal minimum. As such, the Company's increases in hourly labor cost were not proportionate to the increases in minimum wage rates.

IMPACT OF YEAR 2000 ISSUES

         Most hardware and software designed in the past was not designed to recognize calendar dates beginning in the Year 2000. The failure of such hardware and software to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failures, which could result in an adverse effect on the Company's operations.

         Beginning in 1998, the Company formulated a four-part plan to address the Year 2000 issue, which included assessment, remediation, testing and implementation. The Company's key information technology systems, including its financial, informational and operational systems ("IT Systems"), which are mainly comprised of third party hardware and software were assessed and tested to determine Year 2000 readiness. In addition, the Company assessed and tested its non-IT systems that utilize embedded technology such as microcontrollers and reviewed them for Year 2000 compliance. Required system modifications or replacements were made by the end of 1999.

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

         The Company requested and received information regarding the state of Year 2000 readiness from all of its Material Providers. The communications received by the Company from its Material Providers did not disclose any material Year 2000 issues. As part of the Year 2000 readiness efforts, the Company developed contingency plans to limit the Year 2000 disruptions and financial loss that might have occurred in the event of failures in the Company's or Material Provider's IT Systems or non-IT systems. These contingency plans were developed and in place by the end of 1999 for all of the IT systems that were determined to be mission critical.

         The Company expensed costs associated with its Year 2000 system changes as the costs were incurred, except for system change costs that the Company would otherwise capitalize. The program, including testing and remediation of all of the Company's systems and applications, the cost of external consultants, the purchase of software and hardware, the development and implementation of viable contingency plans, including the compensation of internal employees working on Year 2000 projects, cost approximately $1,000,000 (except for fringe benefits of internal employees, which are not separately tracked) from inception in calendar year 1998 through completion in calendar year 1999. Of these costs, approximately $100,000 was incurred (approximately $80,000 of which was capitalized) during 1998, and approximately $900,000 was incurred (approximately $800,000 of which was capitalized) during 1999.

         The Company experienced no significant difficulties with its IT systems and non-IT systems as a result of the date change to the Year 2000 or the leap year date of February 29, 2000 and, as of March 15, 2000, had experienced no difficulties from material providers as a result of the Year 2000 date change or the leap year date of February 29, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). This statement defers the effective date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133") to all fiscal quarters beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain hedge transactions. The Company is analyzing the implementation requirements and currently does not anticipate there will be a material impact on the results of operations or financial position after the adoption SFAS No. 133.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         As of December 26, 1999, $40 million was outstanding under the Company's $100 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company's leverage ratio), or the administrative agent's prime rate of interest plus a margin of 0% to 0.75% (depending on the Company's leverage ratio) at the Company's option. Accordingly, the Company is exposed to the impact of interest rate movements. To achieve the Company's objective of managing its exposure to interest rate changes, the Company from time to time uses interest rate swaps.

         The Company has an interest rate swap agreement with a commercial bank, which effectively fixes the interest rate at 7.6% on $40 million of the Company's borrowings through August 2000, decreasing to $35 million through May 2001 and decreasing to $25 million through August 2004. The Company is exposed to credit losses on this interest rate swap in the event of counterparty non-performance, but does not anticipate any such losses.

         While changes in LIBOR and the administrative agent's prime rate of interest could affect the cost of borrowings under the credit facility in excess of amounts covered by the interest rate swap agreement (no amount was outstanding in excess of amounts covered by the interest rate swap agreement at December 26, 1999) in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial condition, results of operations or cash flows would not be material.

INVESTMENT PORTFOLIO

         The Company invests portions of its excess cash, if any, in highly liquid investments. At December 26, 1999, the Company had approximately $7 million invested in high-grade overnight repurchase agreements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997

                    WITH INDEPENDENT AUDITORS' REPORT THEREON

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                     PAGE
                                                                     ----

Independent Auditors' Report ....................................      26



Consolidated Balance Sheets .....................................      27



Consolidated Statements of Operations ...........................      28



Consolidated Statements of Shareholders' Equity and
    Comprehensive Income ........................................      29



Consolidated Statements of Cash Flows ...........................      30



Notes to Consolidated Financial Statements ......................      31

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
RARE Hospitality International, Inc.:

         We have audited the accompanying consolidated balance sheets of RARE Hospitality International, Inc. and subsidiaries (the "Company") as of December 26, 1999 and December 27, 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 26, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RARE Hospitality International, Inc. and subsidiaries as of December 26, 1999 and December 27, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 1999 in conformity with generally accepted accounting principles.

         As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for pre-opening and organization costs in 1999.



                                                            KPMG LLP

Atlanta, Georgia
February 4, 2000

              RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 26, 1999 AND DECEMBER 27, 1998
                                 (IN THOUSANDS)

                                                               1999             1998
                                                             ---------        ---------
                              ASSETS
  Current assets:
   Cash and cash equivalents ..........................       $   8,864       $  12,060
   Accounts receivable ................................           3,047           3,443
   Inventories ........................................          10,213           9,609
   Prepaid expenses ...................................             815             789
   Pre opening costs, net of accumulated amortization .              --           2,102
   Refundable income taxes ............................           2,568           2,700
   Deferred income taxes (note 7) .....................           8,179           6,932
                                                              ---------       ---------
     Total current assets .............................          33,686          37,635
   Property and equipment, less accumulated
    depreciation and amortization (notes 4 and 9) .....         187,281         167,810
   Goodwill, less accumulated amortization ............          13,185          10,045
   Other ..............................................           2,966           3,372
                                                              ---------       ---------
     Total assets .....................................       $ 237,118       $ 218,862
                                                              =========       =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
   Accounts payable ...................................       $  17,870       $  12,423
   Accrued expenses (note 5) ..........................          26,847          24,076
                                                              ---------       ---------
       Total current liabilities ......................          44,717          36,499
  Debt, net of current installments (note 6) ..........          40,000          48,000
  Deferred income taxes (note 7) ......................           1,103           1,403
  Obligations under capital leases, net of current
   installments (note 9) ..............................           9,732           9,732
                                                              ---------       ---------

     Total liabilities ................................          95,552          95,634
  Minority interest ...................................           3,982           2,610
  Shareholders' equity (notes 2, 6, 11, and 12):
    Preferred stock, no par value. Authorized
      10,000 shares, none issued ......................              --              --
    Common stock, no par value. Authorized 25,000
      shares; issued 12,384 shares and 12,077
      shares at December 26, 1999 and
      December 27, 1998, respectively .................         110,258         105,092
    Unearned compensation -- restricted stock .........            (376)           (478)
    Retained earnings .................................          29,589          16,752
    Treasury shares at cost; 145 shares and 60 shares at
       December 26, 1999 and December 27, 1998,
       respectively ...................................          (1,887)           (748)
                                                              ---------       ---------
       Total shareholders' equity .....................         137,584         120,618
  Commitments and contingencies
    (notes 6, 8, 9, and 13)............................
                                                              ---------       ---------

       Total liabilities and shareholders' equity .....       $ 237,118       $ 218,862
                                                              =========       =========


          See accompanying notes to consolidated financial statements.

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          1999         1998            1997
                                                        --------     ---------      ---------
Revenues:
 Restaurant sales:
  LongHorn Steakhouse ...........................      $ 260,507     $ 211,440      $ 170,343
  The Capital Grille ............................         57,890        51,096         39,520
  Bugaboo Creek Steak House .....................         56,925        50,090         44,631
 Other restaurants ..............................          6,953         6,458         10,233
                                                       ---------     ---------      ---------
    Total restaurant sales ......................        382,275       319,084        264,727
    Franchise revenues ..........................            195            --             27
                                                       ---------     ---------      ---------
    Total revenues ..............................        382,470       319,084        264,754
                                                       ---------     ---------      ---------
Costs and expenses:
 Cost of restaurant sales .......................        137,416       116,602         97,568
 Operating expenses -- restaurants ...............       171,943       142,730        119,480
 Provision for asset impairments, restaurant
   closings, and other charges (note 3) .........          1,800         2,500         23,666
  Depreciation and amortization -- restaurants ...        15,249        17,636         15,218
  Pre-opening expense ...........................          3,051            --             --
  General and administrative expenses ...........         26,052        22,470         23,590
                                                       ---------     ---------      ---------
     Total costs and expenses ...................        355,511       301,938        279,522
                                                       ---------     ---------      ---------
     Operating income (loss) ....................         26,959        17,146        (14,768)
Interest expense, net ...........................          3,866         2,939          1,245
Minority interest (note 2) ......................          1,609         1,334          1,219
                                                       ---------     ---------      ---------
    Earnings (loss) before income taxes and
     cumulative effect of change in accounting
     principle ..................................         21,484        12,873        (17,232)
Income tax expense (benefit) (note 7) ...........          7,060         4,120         (5,000)
                                                       ---------     ---------      ---------
    Earnings (loss) before cumulative effect of
     change in accounting principle .............         14,424         8,753        (12,232)
Cumulative effect of change in accounting
 principle  (net of tax benefit of $760) (note 1)          1,587            --             --
                                                       ---------     ---------      ---------
     Net earnings (loss) ........................      $  12,837     $   8,753      $ (12,232)
                                                       =========     =========      =========
Basic earnings per common share before
 cumulative effect of change in accounting
 principle ......................................      $    1.20     $    0.73      $   (1.04)
Cumulative effect per common share of change
 in accounting principle ........................           0.13            --             --
                                                       ---------     ---------      ---------
Basic earnings (loss) per common share ..........      $    1.07     $    0.73      $   (1.04)
                                                       =========     =========      =========
Diluted earnings per common share before
 cumulative effect of change in accounting
 principle ......................................      $    1.15     $    0.72      $   (1.04)
Cumulative effect per common share of change in
 accounting principle ...........................           0.13            --             --
                                                       ---------     ---------      ---------
Diluted earnings (loss) per common share ........      $    1.02     $    0.72      $   (1.04)
                                                       =========     =========      =========
Weighted average common shares
 outstanding (basic) ............................         12,032        12,004         11,751
                                                       =========     =========      =========
Weighted average common shares
 outstanding (diluted) ..........................         12,546        12,099         11,751
                                                       =========     =========      =========


          See accompanying notes to consolidated financial statements.

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
    YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997
                                 (IN THOUSANDS)





                                                                   COMMON STOCK
                                                                                     RESTRICTED     RETAINED      TREASURY
                                                              SHARES       DOLLARS      STOCK       EARNINGS       STOCK
                                                              ------       -------      -----       --------       -----

BALANCE, DECEMBER 29, 1996 .............................      11,653      $101,099      $   --       $20,231       $    --
Net loss ...............................................          --            --          --       (12,232)           --
Exercise of stock options ..............................         290         2,543          --            --            --
Issuance of shares in connection with purchase
 of minority interest ..................................          36           339          --            --            --
Unrealized loss on marketable debt securities ..........          --            --          --            --            --
                                                              ------      --------      ------       -------       -------

BALANCE, DECEMBER 28, 1997 .............................      11,979       103,981          --         7,999            --
Net earnings ...........................................          --            --          --         8,753            --
Exercise of stock options ..............................          53           536          --            --            --
Issuance of shares pursuant to restricted stock award ..          45           575        (575)           --            --
Amortization of restricted stock .......................          --            --          97            --            --
Purchase of common stock ...............................          --            --          --            --          (748)
                                                              ------      --------      ------       -------       -------

BALANCE, DECEMBER 27, 1998 .............................      12,077       105,092        (478)       16,752          (748)
Net earnings ...........................................          --            --          --        12,837            --
Exercise of stock options ..............................         176         2,100          --            --            --
Tax benefit of non-qualified stock options exercised ...          --           195          --            --            --
Issuance of shares in connection with purchase
 of minority interest ..................................         129         2,827          --            --            --
Issuance of shares pursuant to restricted stock
 awards ................................................           2            44         (44)           --            --
                                                              ------      --------      ------       -------       -------
Amortization of restricted stock .......................          --            --         146            --            --
Purchase of common stock ...............................          --            --          --            --        (1,139)
                                                              ------      --------      ------       -------       -------

BALANCE, DECEMBER 26, 1999 .............................      12,384      $110,258      $ (376)      $29,589       $(1,887)
                                                              ======      ========      ======       =======       =======


                                                           ACCUMULATED
                                                              OTHER           TOTAL
                                                          COMPREHENSIVE   SHAREHOLDERS'
                                                            INCOME (1)        EQUITY
                                                            ----------        ------

BALANCE, DECEMBER 29, 1996 .............................      $    54       $ 121,384
Net loss ...............................................           --         (12,232)
Exercise of stock options ..............................           --           2,543
Issuance of shares in connection with purchase
 of minority interest ..................................           --             339
Unrealized loss on marketable debt securities ..........          (54)            (54)
                                                              -------       ---------

BALANCE, DECEMBER 28, 1997 .............................           --         111,980
Net earnings ...........................................           --           8,753
Exercise of stock options ..............................           --             536
Issuance of shares pursuant to restricted stock award ..           --              --
Amortization of restricted stock .......................           --              97
Purchase of common stock ...............................           --            (748)
                                                              -------       ---------

BALANCE, DECEMBER 27, 1998 .............................           --         120,618
Net earnings ...........................................           --          12,837
Exercise of stock options ..............................           --           2,100
Tax benefit of non-qualified stock options exercised ...           --             195
Issuance of shares in connection with purchase
 of minority interest ..................................           --           2,827
Issuance of shares pursuant to restricted stock
 awards ................................................           --              --
                                                              -------       ---------
Amortization of restricted stock .......................           --             146
Purchase of common stock ...............................           --          (1,139)
                                                              -------       ---------

BALANCE, DECEMBER 26, 1999 .............................      $    --       $ 137,584
                                                              =======       =========


(1) Comprehensive income (loss) for fiscal years 1999, 1998 and 1997 was $12,837, $8,753, and $(12,286), respectively.


          See accompanying notes to consolidated financial statements.

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997
                                 (IN THOUSANDS)


                                                                                1999          1998             1997
                                                                                ----          ----             ----
Cash flows from operating activities:
  Net earnings (loss) .................................................        $12,837        $8,753         $(12,232)
  Adjustments to reconcile net earnings (loss)  to net cash
   provided by operating activities:
   Depreciation and amortization ......................................         16,758        18,733           16,418
   Non-cash portion of provision for asset impairments,
   restaurant closings and other charges ..............................          1,800         2,500           22,367
   Cumulative effect of accounting change .............................          1,587            --               --
   Minority interest ..................................................          1,609         1,334            1,219
   Preopening costs ...................................................             --        (3,137)          (5,208)
   Deferred tax (benefit) expense .....................................         (2,307)        1,327           (3,864)
  Changes in assets and liabilities:
   Accounts receivable ................................................            396        (1,389)             468
   Inventories ........................................................           (604)         (443)          (1,269)
   Prepaid expenses ...................................................            (26)          584               92
   Other assets .......................................................             64        (1,207)             (22)
   Refundable income taxes ............................................          1,847         1,752           (6,900)
   Accounts payable ...................................................          3,366        (1,176)            (126)
   Accrued expenses ...................................................           (672)        7,482            1,222
                                                                               -------        ------         --------
    Net cash provided by operating activities .........................         36,655        35,113           12,165
                                                                               -------        ------         --------
Cash flows from investing activities:
  Proceeds from sale of marketable debt securities ....................             --           609              252
  Purchase of property and equipment ..................................        (36,822)      (24,955)         (52,970)
  Purchase of joint venture and franchise interests ...................           (206)       (6,602)          (3,797)
                                                                               -------        ------         --------
     Net cash used in investing activities ............................        (37,028)      (30,948)         (56,515)
                                                                               -------        ------         --------
Cash flows from financing activities:
  Proceeds from (repayments of) debt, net .............................         (8,000)        5,000           35,900
  Principal payments on long-term debt ................................             --            --              (31)
  Proceeds from minority partner contributions ........................          2,180         1,772            2,660
  Distributions to minority partners ..................................         (2,417)       (3,283)          (2,928)
  Increase in bank overdraft included in accounts payable
     and accrued liabilities ..........................................          4,453         2,866            1,480
    Purchase of common stock for treasury .............................         (1,139)         (748)              --
   Proceeds from exercise of stock options ............................          2,100           536           2, 543
                                                                               -------        ------         --------
      Net cash provided by financing activities .......................         (2,823)        6,143           39,624
                                                                               -------        ------         --------
      Net (decrease) increase in cash and cash equivalents ............         (3,196)       10,308           (4,726)
  Cash and cash equivalents at beginning of year ......................         12,060         1,752            6,478
                                                                               -------        ------         --------
  Cash and cash equivalents at end of year ............................        $ 8,864       $12,060         $  1,752
                                                                               -------       =======         ========
  Supplemental disclosure of cash flow information:
    Cash paid for income taxes ........................................        $ 7,508        $3,033         $  9,624
                                                                               =======        ======         ========
    Cash paid for interest, net of interest capitalized ...............        $ 3,510        $3,063         $  1,039
                                                                               =======        ======         ========
  Supplemental disclosure of non-cash financing and investing activities:
   Assets acquired under capital lease ................................        $    --        $4,163         $  5,600
   Issuance of common stock in purchase of  minority interest .........        $ 2,827        $   --         $    339


          See accompanying notes to consolidated financial statements.

             RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          DECEMBER 26, 1999, DECEMBER 27, 1998, AND DECEMBER 28, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

  RARE Hospitality International, Inc., including its wholly owned subsidiaries (the "Company"), is a multi-concept restaurant company operating primarily in the Eastern and Mid-Western United States. At December 26, 1999, the Company operated the following restaurants:


                      CONCEPT                            NUMBER IN OPERATION
                      -------                            -------------------

            LongHorn Steakhouse...................                118
            Bugaboo Creek ........................                 18
            The Capital Grille....................                 11
            Other specialty concepts..............                  2

  The Company is a partner in several joint ventures and limited partnerships organized for the purpose of operating LongHorn Steakhouse restaurants. As of December 26, 1999, 28 of the Company's restaurants operate in joint ventures and limited partnerships.

CASH EQUIVALENTS

  The Company considers all highly liquid investments which have original maturities of three months or less to be cash equivalents. Cash equivalents, comprised of overnight repurchase agreements, totaled approximately $7 million and $8.5 million at December 26, 1999 and December 27, 1998, respectively. The carrying amount of these instruments approximates their fair market values. All overdraft balances have been reclassified as current liabilities.

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

PRE-OPENING AND ORGANIZATION COSTS

  At the beginning of fiscal 1999, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires most entities to expense as incurred all organization and pre-opening costs that are not otherwise capitalizable as long-lived assets. The Company previously deferred such costs and amortized them over a twelve-month period following the opening of each restaurant, as was the practice in the restaurant industry. As a result of the adoption of this change in accounting policy, the Company recorded a cumulative effect charge of $2.3 million (approximately $1.6 million net of tax benefit, or $0.13 per diluted share). Prior to fiscal 1999, amortization of deferred preopening costs was included with depreciation and amortization expense on the consolidated statements of operations. Effective with fiscal 1999, pre-opening costs are included as a separate item on the consolidated statements of operations.

COMPUTER SOFTWARE FOR INTERNAL USE

  At the beginning of Fiscal 1999, the Company adopted the AICPA SOP 98-1, " Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 identifies the characteristics of internal-use software and specifies that once the preliminary project stage is complete, certain external direct costs, certain direct internal payroll and payroll-related costs and interest costs incurred during the development of computer software for internal use should be capitalized and amortized. Prior to Fiscal 1999 the Company expensed all such costs as incurred. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations or financial position.

UNREDEEMED GIFT CERTIFICATES

  The Company records a liability for outstanding gift certificates at the time they are issued. Upon redemption, sales are recorded and the liability is reduced by the amount of certificates redeemed.

GOODWILL

  Goodwill, net of accumulated amortization of approximately $1.2 million and $800,000 at December 26, 1999 and December 27, 1998, respectively, represents the excess of purchase price over fair value of net assets acquired. Goodwill is amortized using the straight-line method over the expected period to be benefited (from 13 to 25 years). The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. In 1997, the Company's provision for asset impairments, restaurant closings and other charges included a $4.2 million charge for the write-off of goodwill recorded upon the acquisition of i) the Company's meat company; ii) the assets of Lone Star Steaks, Inc.; and iii) the franchise rights obtained from LongHorn Steaks of Alabama.

OTHER ASSETS

  Other assets consist of organization costs, debt issuance costs, trademarks, and liquor licenses. Trademarks and liquor licenses are amortized on a straight-line basis over five years. Debt issuance costs are amortized on a straight-line basis over the term of the debt. The first quarter 1999 adoption of the change in accounting method prescribed by SOP 98-5 resulted in a one time charge of approximately $200,000, less applicable income taxes, related to the write-off of organization costs.

RESTAURANT CLOSING COSTS

  Upon the decision to close or relocate a restaurant, estimated unrecoverable costs are charged to expense. Such costs include the write-down of buildings and/or leasehold improvements, equipment, and furniture and fixtures, to the estimated fair market value less costs of disposal, and a provision for future lease obligations, less estimated subrental income. The Company provided for the closure of one restaurant in 1998 and seven restaurants in 1997.

RECOVERABILITY OF LONG-LIVED ASSETS

  The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires the Company to review its long-lived assets related to each restaurant periodically or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Considerable management judgment is required to estimate discounted cash flows and fair value less costs to sell. Accordingly, actual results could vary significantly from such estimates.

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

  In connection with the merger of the Company with Bugaboo Creek Steak House, Inc. (see note 2), the Company acquired certain enterprises affiliated with Bugaboo Creek Steak House, Inc. in a transaction accounted for as a pooling of interests. Prior to the merger, these affiliated entities were either S Corporations or partnerships, and as such, their stockholders or partners, and not the enterprises, were responsible for Federal and state income taxes.

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

  Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by SFAS No. 123.

ADVERTISING EXPENSES

  Advertising costs are expensed over the period covered by the related promotion. Total advertising expense included in operating expenses -- restaurants was approximately $10.8 million, $8.4 million and $8.3 million for the years ended December 26, 1999 December 27, 1998, and December 28, 1997, respectively.

SEGMENT DISCLOSURE

  Due to the similar economic characteristics, as well as a single type of product, production process, distribution system and type of customer, the Company reports the operations of its different concepts on an aggregated basis and does not separately report segment information. Revenues from external customers are derived principally from food and beverage sales. The Company does not rely on any major customers as a source of revenue.

EARNINGS (LOSS) PER SHARE

  The Company accounts for earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share". SFAS No. 128 requires dual disclosure of earnings
(loss) per share-basic and diluted. Basic earnings (loss) per share equals net earnings (loss) divided by the weighted average number of common shares outstanding and does not include the dilutive effects of stock options and restricted stock. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding after giving effect to dilutive stock options and restricted stock. For purposes of computing the diluted loss per share for 1997, the potentially dilutive impact of stock options is excluded since the effect would be antidilutive.

  The following table presents a reconciliation of weighted average shares and earnings (loss) per share amounts (amounts in thousands, except per share data):

                                                                                             1999           1998           1997
                                                                                             ----           ----           ----

             Weighted average number of common shares used
              in basic calculation ...........................................             12,032         12,004         11,751
             Dilutive effect of restricted stock award .......................                 28              1             --
             Dilutive effect of net shares issuable
              pursuant to stock option plans .................................                486             94             --
                                                                                         --------       --------       --------
             Weighted average number of common shares used
              in diluted calculation .........................................             12,546         12,099         11,751
                                                                                         ========       ========       ========
             Earnings (loss) before cumulative effect of change
              in accounting principle ........................................           $ 14,424       $  8,753       $(12,232)
             Cumulative effect of change in accounting
              principle (net of tax benefit) .................................              1,587             --             --
                                                                                         --------       --------       --------
                  Net earnings (loss) ........................................           $ 12,837       $  8,753       $(12,232)
                                                                                         ========       ========       ========
             Basic earnings (loss) per common share before
              cumulative effect of change in accounting
              principle ......................................................           $   1.20       $   0.73       $  (1.04)
             Cumulative effect per common share of change
              in accounting principle ........................................               0.13             --             --
                                                                                         --------       --------       --------
             Basic earnings (loss) per common share ..........................           $   1.07       $   0.73       $  (1.04)
                                                                                         ========       ========       ========
             Diluted earnings (loss) per common share before
              cumulative effect of change in accounting
              principle ......................................................           $   1.15       $   0.72       $  (1.04)
             Cumulative effect per common share of change
              in accounting principle ........................................               0.13             --             --
                                                                                         --------       --------       --------
             Diluted earnings (loss) per common share ........................           $   1.02       $   0.72       $  (1.04)
                                                                                         ========       ========       ========

  Options to purchase 266,672 shares of common stock at December 26, 1999, were excluded from the computation of diluted earnings per share because the related exercise prices were greater than the average market price for 1999 and would have been antidilutive.

ACCOUNTS RECEIVABLE

  Accounts receivable represent amounts due from restaurant customers and suppliers.

FINANCIAL INSTRUMENTS

  The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, debt, and obligations under capital leases approximates their fair value. The fair value of a financial instrument is the amount for which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  For cash and cash equivalents, accounts receivable, accounts payable and accrued expenses the carrying amounts approximate fair value because of the short maturity of these financial instruments. The fair value of the Company's debt and obligations under capital leases is estimated by discounting future cash flows for these instruments at rates currently offered to the Company for similar debt or long-term leases, as appropriate.

  The Company, from time to time, uses interest rate swaps to reduce interest rate volatility. The interest differential to be paid or received on the swap is recognized in the consolidated statement of operations, as incurred, as a component of interest expense.

DERIVATIVE FINANCIAL INSTRUMENTS

  The Company may, from time to time, use interest rate swap agreements in the management of interest rate exposure. The interest rate differential to be paid or received is normally accrued as interest rates change, and is recognized as a component of interest expense over the life of the agreements. If an agreement is terminated prior to the maturity date and is characterized as a hedge, any accrued rate differential would be deferred and recognized as interest expense through the original maturity date of the hedge. The Company believes that it does not have material risk from any interest rate swaps, and the Company does not anticipate any material losses from the use of such instruments.

USE OF ESTIMATES

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

  On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (loses) on securities and is presented in the consolidated statements of shareholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

  In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). This statement defers the effective date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133") to all fiscal quarters beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain hedge transactions. The Company is analyzing the implementation requirements and currently does not anticipate there will be a material impact on the results of operations or financial position after the adoption SFAS No. 133.

RECLASSIFICATIONS

  Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform with the 1999 presentation.

(2) BUSINESS COMBINATIONS AND JOINT VENTURES

  In September 1999, the Company acquired the ownership interest of its joint venture partner in ten LongHorn Steakhouse restaurants located in south Florida markets for an aggregate purchase price of approximately $2.9 million; comprised of 104,000 shares of Company common stock and approximately $600,000 in notes payable in a transaction accounted for under the purchase method. The excess purchase price over the book value of the minority interest acquired was approximately $2.9 million and was recorded as goodwill to be amortized over 20 years.

  In May 1999, the Company acquired the ownership interest of its joint venture partner in four LongHorn Steakhouse restaurants located in the Columbus, Ohio market for an aggregate purchase price of $750,000; comprised of 25,000 shares of Company common stock, $150,000 in cash and a $30,000 note, in a transaction accounted for under the purchase method. The excess of purchase price over the book value of the minority interest acquired was approximately $750,000 and was recorded as goodwill to be amortized over 20 years.

  In December 1998, the Company purchased the assets of one previously franchised LongHorn Steakhouse location in Tampa, Florida, in a transaction accounted for under the purchase method, for approximately $1.2 million in cash and a

$50,000 note. The excess of cost over fair value of tangible assets acquired was approximately $1.2 million and was recorded as goodwill to be amortized over 20 years.

  In November 1998, the Company acquired the ownership interest of its joint venture partners in 11 LongHorn Steakhouse restaurants located in the Cleveland, Ohio, and St. Louis, Missouri markets for an aggregate purchase price of $5.3 million in cash and a $200,000 note in a transaction accounted for under the purchase method. The excess of cost over the minority interest acquired was approximately $3.8 million and was recorded as goodwill to be amortized over 20 years.

  In the fourth quarter of 1997, the Company acquired the ownership interests of its joint venture partners in ten LongHorn Steakhouse restaurants located in South Georgia, Southern Alabama, and the Panhandle of Florida for an aggregate purchase price of approximately $1.1 million in cash, notes payable, and the Company's common stock in a transaction accounted for under the purchase method. The excess of cost over the minority interest acquired was approximately $1.1 million and was recorded as goodwill to be amortized over 20 years.

  In January 1997, the Company purchased the assets of two previously franchised locations in Greenville and Spartanburg, South Carolina, in a transaction accounted for under the purchase method, for approximately $2 million in cash. The excess of cost over fair value of tangible assets acquired was approximately $1.4 million and was recorded as goodwill to be amortized over the 13-year period remaining under the acquired franchise agreement.

(3) PROVISION FOR ASSET IMPAIRMENTS, RESTAURANT CLOSINGS, AND OTHER CHARGES

  The provision for asset impairments, restaurant closings, and other charges of $1.8 million in fiscal 1999 consisted primarily of the write down of two Bugaboo Creek restaurants, which was determined under SFAS No. 121 by comparing discounted future cash flows to the carrying value of impaired assets.

  The provision for asset impairments, restaurant closings, and other charges of $2.5 million in 1998 was primarily the result of a decision by management, in the fourth quarter, to close one The Capital Grille restaurant partially offset by favorable developments in estimated amounts accrued in 1997 for costs associated with closed facilities.

  The provision for asset impairments, restaurant closings, and other charges of approximately $23.7 million in 1997 was the result of a decision by management, in the fourth quarter, to close seven restaurants and certain administrative facilities, as well as the Company's assessment of the impairment of certain assets. The Company's decision resulted from significant changes in key management and a strategic review process employed by new management. This charge reduced carrying values for long-lived assets to be held and used to estimated fair value and of long-lived assets to be disposed of in connection with the closure of the seven restaurants and the administrative facilities to estimated fair market value less costs to sell.

(4) PROPERTY AND EQUIPMENT

  Major classes of property and equipment at December 26, 1999 and December 27, 1998 are summarized as follows (in thousands):

                                                                                  1999                     1998
                                                                                  ----                     ----

                   Land and improvements ............................          $  22,090                $  18,559
                   Buildings ........................................             22,374                   19,608
                   Leasehold improvements ...........................            115,331                  100,396
                   Assets under capital lease .......................              9,732                    9,732
                   Restaurant equipment .............................             47,441                   42,147
                   Furniture and fixtures ...........................             22,096                   20,928
                   Construction in progress .........................              9,927                    4,262
                                                                               ---------                ---------
                                                                                 248,991                  215,694
                   Less accumulated depreciation and  amortization ..             61,710                   47,884
                                                                               ---------                ---------
                                                                               $ 187,281                $ 167,810
                                                                               =========                =========

  During 1999, 1998 and 1997, the Company capitalized interest during construction of approximately $457,000, $270,000, and $663,000, respectively, as a component of property and equipment.

  The Company has, in the normal course of business, entered into agreements with vendors for the purchase of restaurant equipment, furniture, fixtures, buildings, and improvements for restaurants that have not yet opened. At December 26, 1999, such commitments totaled approximately $9.5 million.

(5) ACCRUED EXPENSES

  Accrued expenses consist of the following at December 26, 1999 and December 27, 1998 (in thousands):

                                                                         1999                1998
                                                                         ----                ----
                   Accrued future lease obligations and other
                    charges ................................           $ 2,038             $ 3,037
                   Accrued rent ............................             2,345               1,859
                   Payroll and related .....................             6,803               5,596
                   Other taxes accrued .....................             3,586               2,955
                   Gift certificates .......................             6,740               4,707
                   Other ...................................             5,335               5,922
                                                                       -------             -------
                                                                       $26,847             $24,076
                                                                       =======             =======


(6) DEBT

  The Company has a variable interest rate revolving credit facility which permits the Company to borrow up to $100 million. Beginning with the last day of the quarter ending June 2003 the amount available under the revolving credit facility would be reduced each quarter by $8.3 million, reducing the commitment to $50 million as of the termination date in September 2004 (the "1999 Facility"). The 1999 Facility is the result of amendments and a restatement of the Company's previous $100 million credit facility. The 1999 Facility bears interest at the Company's option of LIBOR plus a margin of 1.25% to 2.0% (depending on the Company's leverage ratio) or the administrative agent's prime rate of interest, plus a margin of 0% to 0.75% (depending on the Company's leverage ratio) and requires payment of a commitment fee on any unused portion at a rate of 0.3% to 0.5% per year (depending on the Company's leverage ratio). At December 26, 1999 and December 27, 1998, the interest rate on outstanding obligations under the Company's revolving credit facilities was 6.836% and 6.898%, respectively, based on LIBOR plus 1.5% and LIBOR plus 1.625%, respectively. The commitment fee on the unused portion of the 1999 Facility on December 26, 1999, was 0.30% per year. At December 26, 1999 and December 27, 1998, debt outstanding under the revolving credit facilities totaled $40 million and $48 million, respectively. Amounts available under the Company's revolving credit facilities totaled $60 million and $52 million at December 26, 1999 and December 27, 1998, respectively.

  The 1999 Facility restricts payment of dividends, without prior approval of the lender, and contains certain financial covenants, including debt to capitalization, leverage and interest coverage ratios, as well as minimum net worth and maximum capital expenditure covenants. The 1999 Facility is secured by the common stock of entities, which own substantially all of the Bugaboo Creek and The Capital Grille restaurants. At December 26, 1999, the Company was in compliance with the provisions of the 1999 Facility. Assuming the $40 million outstanding at December 26, 1999, under the 1999 Facility is outstanding at the end of 2002, the scheduled maturity would be in 2004.

  In August 1999, the Company amended an existing interest rate swap agreement with a commercial bank, which effectively fixes the interest rate at 7.6% on $40 million through August 2000, decreasing to $35 million through May 2001 and decreasing to $25 million through August 2004. The Company is exposed to credit losses on this interest rate swap in the event of counterparty non-performance, but does not anticipate any such losses. After giving affect to the interest rate swap agreement, the weighted average interest rate on borrowings under the revolving credit facility was 7.6% on December 26, 1999. Prior to amendment, this interest rate swap agreement fixed the interest rate at 7.515% on $40 million through August 1999, decreasing to $35 million through February 2000 and decreasing to $25 million through August 2001.

(7) INCOME TAXES

  Income tax (benefit) expense consists of (in thousands):

                                                                           CURRENT       DEFERRED       TOTAL
                                                                           -------       --------       -----
                   Year ended December 26, 1999:
                    U.S. Federal .................................         $ 7,483       $(1,354)      $ 6,129
                    State and local ..............................           1,124          (193)          931
                                                                           -------       -------       -------
                                                                           $ 8,607       $(1,547)      $ 7,060
                                                                           =======       =======       =======

                   Year ended December 27, 1998:
                    U.S. Federal .................................         $ 2,026       $ 1,121       $ 3,147
                    State and local ..............................             767          2 06           973
                                                                           -------       -------       -------
                                                                           $ 2,793       $ 1,327       $ 4,120
                                                                           =======       =======       =======

                   Year ended December 28, 1997:
                    U.S. Federal .................................         $  (923)      $(3,215)      $(4,138)
                    State and local ..............................            (213)         (649)         (862)
                                                                           -------       -------       -------
                                                                           $(1,136)      $(3,864)      $(5,000)
                                                                           =======       =======       =======


  The differences between income taxes at the statutory Federal income tax rate and income tax expense reported in the consolidated statements of operations are as follows:


                                                                     1999        1998        1997
                                                                     ----        ----        ----
         Federal statutory income tax rate ..................        35.0%       35.0%      (34.0)%
         State income taxes, net of federal benefit .........         3.3         3.6        (5.0)
         Meals and entertainment ............................         0.8         0.4        (1.5)
         FICA tip credit ....................................        (6.7)       (8.3)        7.3
         Other ..............................................         0.5         1.3         4.2
                                                                    -----       -----       -----
                 Effective tax rates ........................        32.9%       32.0%      (29.0)%
                                                                    =====       =====       =====


  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 26, 1999 and December 27, 1998 are presented below (in thousands):


                                                                                            1999          1998
                                                                                            ----          ----
                   Deferred tax assets:
                    Provisions for restaurant closings, and other charges .....           $ 4,181       $ 3,905
                    Deferred rent .............................................               891           717
                    Accrued joint venture contract termination ................               553           423
                    Preopening costs ..........................................             1,342         2,054
                    Accrued insurance .........................................               203           499
                    Accrued workers' compensation .............................               514           297
                    Other .....................................................             1,260           527
                                                                                                        -------
                       Total gross deferred tax assets ........................             8,944         8,422
                    Deferred tax liability -- Property and equipment ..........            (1,868)       (2,893)
                                                                                          -------       -------
                       Net deferred tax assets ................................           $ 7,076       $ 5,529
                                                                                          =======       =======

  In assessing the realizability of deferred tax assets, the Company's management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, the Company's management believes it is more likely than not the Company will realize the benefits of these deductible differences, at December 26, 1999.

(8) EMPLOYEE BENEFIT PLANS

  The Company provides employees who meet minimum service requirements with retirement benefits under a 401(k) salary reduction and profit sharing plan (the "RARE Plan"). Under the RARE plan, employees may make contributions of between 1% and 20% of their annual compensation. The Company is required to make an annual matching contribution up to a maximum of 2.5% of employee compensation. Additional contributions are made at the discretion of the Board of Directors. The Company's expense under the RARE plan was $396,000, $396,000, and $260,000 for 1999, 1998, and 1997, respectively.

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

  Future minimum lease payments under capital lease obligations and noncancelable operating leases at December 26, 1999 are as follows (in thousands):

                      YEARS ENDING AT OR
                      ABOUT DECEMBER 31:                                      CAPITAL         OPERATING
                                                                              -------         ---------
                                 2000.................................        $   860          $ 11,135
                                 2001.................................            860            10,718
                                 2002.................................            892            10,211
                                 2003.................................            929             9,406
                                 2004.................................            947             8,475
                      Thereafter......................................         20,512            33,157
                                                                              -------          --------
                      Total minimum lease payments....................         25,000          $ 83,102
                      Less imputed interest (at 9%)...................         15,268          ========
                                                                              -------
                      Present value of minimum lease payments.....              9,732
                      Less current maturities.........................             --
                                                                              -------
                      Obligations under capital leases,
                       excluding current maturities...................        $ 9,732
                                                                              =======


  Rental expense consisted of the following amounts (in thousands):


                                                             1999            1998             1997
                                                             ----            ----             ----

              Minimum lease payments.............         $10,942         $ 9,611           $8,252
              Contingent rentals ................           1,228             799              686
                                                          -------         -------           ------
              Total rental expense ..............         $12,170         $10,410           $8,938
                                                          =======         =======           ======

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

(10)  RELATED PARTY TRANSACTIONS

  During 1999, 1998, and 1997, RDM Design, a company owned by a relative of two Company directors, provided architectural design services to the Company. Fees paid for these services (including payments for subcontracted engineering services) amounted to approximately $106,000, $12,000, and $11,000 for the years 1999, 1998, and 1997, respectively.

  Through August 1999, the Company leased, from entities in which certain of the Company's directors had a financial interest, the land and buildings in which it operates one LongHorn Steakhouse restaurant. Rental expense includes approximately $71,800, $110,500, and $106,000 for 1999, 1998, and 1997,
respectively, for rents paid related to this restaurant site. In August 1999, the Company acquired this land and building for a purchase price of $911,000.

(11) SHAREHOLDERS' EQUITY

  In 1998, the Company's Board of Directors authorized the Company to purchase shares of its common stock, through open market transactions, block purchases or in privately negotiated transactions. During 1999 and 1998, the Company purchased 85,000 and 59,500 shares, respectively, of its common stock for a total purchase price of approximately $1.9 million (average price of $13.06 per share).

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

  As of December 26, 1999, there were no shares of Series A Stock issued and outstanding and all of such shares are issuable in accordance with the Company's Shareholders Rights Plan.

(12) STOCK OPTIONS

  The Company's 1997 Long-Term Incentive Plan, as amended (the "1997 Stock Option Plan"), provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock, dividend equivalents and other stock based awards to employees, officers, directors, consultants, and advisors. The Company's Amended and Restated 1992 Incentive Plan (the "1992 Stock Option Plan") provides for the granting of incentive stock options, nonqualified stock options, and stock appreciation rights to key employees and directors, based upon selection by the Stock Option Committee. All stock options issued under the 1997 Stock Option Plan and the 1992 Stock Option Plan were granted at prices which equate to or were higher than current market value on the date of the grant, are generally exercisable after three to five years, and must be exercised within ten years from the date of grant. The 1997 Stock Option Plan and the 1992 Stock Option Plan authorized the granting of options to purchase 750,000 shares of common stock and 1,500,000 shares of common stock, respectively.

  The 1994 Bugaboo Creek Stock Option Plan (the "1994 Stock Option Plan") provides for the granting of options to acquire approximately 306,550 shares of the Company's common stock to directors, officers, and key employees of Bugaboo Creek Steak House, Inc.. Through December 27, 1998, the Company had granted options to purchase approximately 214,050 shares of common stock pursuant to the terms of the 1994 Stock Option Plan. Options awarded under the 1994 Stock Option Plan prior to the merger were adjusted based on the exchange ratio of
1.78 shares of common stock of Bugaboo Creek Steak House, Inc. for each share of the Company's common stock. Options awarded under the 1994 Stock Option Plan were generally granted at prices which equate to current market value on the date of the grant, are generally exercisable after two to three years, and expire ten years subsequent to award. The 1994 Stock Option Plan was cancelled by the Company in 1999; accordingly, no additional shares are available to be issued.

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

  The Company applies APB 25 in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value methodology prescribed under SFAS No. 123, the Company's 1999, 1998, and 1997 net earnings (loss) and net earnings (loss) per share would have been reduced (increased in 1997) by approximately $1.7 million, $2 million, and $1 million, or approximately $0.14, $0.17, and $0.09 per share, respectively. The effects of disclosing compensation cost under SFAS No. 123 may not be representative of the effects on reported earnings for future years. The fair value of the options granted during 1999, 1998, and 1997 is estimated at approximately $1.4 million, $1.7 million, and $3.4 million, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero, volatility of 20%, risk-free interest rate of 6%, and an average expected life of eight years.

  As of December 26, 1999 and December 27, 1998, options to purchase 911,010 and 592,626 shares of common stock, respectively, were exercisable at weighted average exercise prices of $13.16 and $13.47 per share, respectively. Option activity under the Company's stock option plans is as follows:


                                                                                                      WEIGHTED
                                                                                   SHARES          AVERAGE PRICE
                                                                                   ------          -------------

                           Outstanding at December 29, 1996.............         1,410,766           $  15.28
                           Granted in 1997..............................           995,150              14.47
                           Exercised in 1997............................          (289,980)              8.81
                           Canceled in 1997.............................          (642,843)             17.72
                                                                                 ---------
                           Outstanding at December 28, 1997.............         1,473,093              14.79

                           Granted in 1998..............................           567,950              11.62
                           Exercised in 1998............................           (52,400)             10.17
                           Canceled in 1998.............................          (186,795)             16.24
                                                                                 ---------
                           Outstanding at December 27, 1998.............         1,801,848              13.58

                           Granted in 1999..............................           205,513              18.65
                           Exercised in 1999............................          (175,296)             11.95
                           Canceled in 1999.............................          (135,543)             14.05
                                                                                 ---------
                           Outstanding at December 26, 1999.............         1,696,522              14.28
                                                                                 =========


  The following table summarizes information concerning options outstanding and exercisable as of December 26, 1999:


                                                      OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                            ----------------------------------------       -------------------------

                                                            WEIGHTED        WEIGHTED                        WEIGHTED
                                                             AVERAGE        AVERAGE                          AVERAGE
                                               NUMBER       REMAINING       EXERCISE         NUMBER         EXERCISE
     RANGE OF EXERCISE PRICES               OUTSTANDING       LIFE           PRICE         EXERCISABLE        PRICE
     ------------------------               -----------       ----           -----         -----------        -----

     $8.75 to $10......................       375,050          7.6           $ 9.52          305,150         $  9.51
     $10.01 to $15.....................       820,230          7.7            13.14          374,616           12.12
     $15.01 to $20.....................       299,570          6.7            17.96          121,450           17.37
     $20.01 to $25.....................       201,672          5.4            22.19          107,794           22.07

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

PURCHASE COMMITMENTS

  The Company has entered into certain purchasing agreements with certain meat suppliers requiring the Company to purchase contracted quantities of meat at established prices through their expiration on varying dates in 2000 and 2001. The quantities contracted for are based on usage projections management believes to be conservative estimates of actual requirements during the contract terms. The Company does not anticipate any material adverse effect on its results of operations or financial condition from these contracts.

OTHER

  Under the Company's insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company's preference to retain a significant portion of certain expected losses related primarily to workers' compensation, employee medical and general liability costs. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred.

  The Company has a surety bond totaling $1.5 million at December 26, 1999 that is being maintained as security under the Company's worker's compensation policies.

  The Company is engaged in arbitration and litigation with a joint venture partner regarding a dispute related to a joint venture agreement. The arbitrator in the arbitration has determined that the Company is liable to its partner for breach of a joint venture agreement. A hearing has been held on the issue of damages, at which time the Company asserted that no damages were sustained and the joint venture partner asserted damages of up to $7.7 million. The arbitrator has not rendered his decision. Management believes that the Company's position has merit and the resolution of these matters will not have a material adverse effect on the Company's financial condition.

  The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company's financial condition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information about directors and nominees for director and executive officers of the Registrant is incorporated herein by reference from the sections of the Registrant's definitive Proxy Statement to be delivered to shareholders of the Registrant in connection with the annual meeting of shareholders to be held May 15, 2000 (the "Proxy Statement") entitled "Election of Directors - Certain Information Concerning Nominees and Directors," and "-- Meetings of the Board of Directors and Committees" and "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding executive compensation is incorporated herein by reference from the section of the Proxy Statement entitled "Executive Compensation." In no event shall the information contained in the Proxy Statement under the sections entitled "Shareholder Return Analysis," or "Compensation Committee's Report on Executive Compensation" be incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) LISTING OF FINANCIAL STATEMENTS

  The following financial statements of the Registrant are set forth herein in
Part II, Item 8:

  Consolidated Balance Sheets as of December 26, 1999 and December 27, 1998

  Consolidated Statements of Operations - For Each of the Years in the Three-Year Period Ended December 26, 1999

  Consolidated Statements of Shareholders' Equity and Comprehensive Income - For Each of the Years in the Three-Year Period Ended December 26, 1999

  Consolidated Statements of Cash Flows - For Each of the Years in the Three-Year Period Ended December 26, 1999

  Notes to Consolidated Financial Statements

  Independent Auditors' Report


(A)(2) LISTING OF FINANCIAL STATEMENT SCHEDULES

  Not applicable.

(A)(3) LISTING OF EXHIBITS

 EXHIBIT
 NUMBER          DESCRIPTION OF EXHIBITS
 ------          -----------------------

    3(a)         -- Amended and Restated Articles of Incorporation of the
                    Registrant (incorporated herein by reference from Exhibit
                    3(a) of the Registrant's annual report on Form 10-K for the fiscal year ended December 28, 1997).
    3(b)         -- Bylaws of the Registrant (incorporated herein by
                    reference from Exhibit 3(b) of the Registrant's annual
                    report on Form 10-K for the fiscal year ended December 28,
                    1997).
    4(a)         -- See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation and Bylaws of the
                    Registrant defining rights of holders of Common Stock of
                    the Registrant
    4(b)         -- Specimen Stock Certificate for the Common Stock of the
                    Registrant (incorporated herein by reference from Exhibit
                    4(b) of the Registrant's annual report on Form 10-K for the year ended December 27, 1998).
    4(c)         -- Shareholder Protection Rights Agreement, dated as of
                    November 4, 1997, between RARE Hospitality International,
                    Inc. and SunTrust Bank, Atlanta, as Rights Agent (which
                    includes as Exhibit B thereto the Form of Right
                    Certificate) (incorporated herein by reference from Exhibit
                    99.1 of the Registrant's Form 8-K dated November 4, 1997).
    10(a)        -- Amended and Restated Credit Agreement dated August 26,
                    1998, by and among the Registrant and First Union National
                    Bank as administrative agent and Bank Boston, N.A. and
                    Fleet National Bank as co-agents (incorporated by reference from Exhibit 10.1 of the Registrant's quarterly report on
                    Form 10-Q for the quarter ended September 27, 1998).
    10(b)        -- First Amendment to Credit Agreement (incorporated herein by reference from Exhibit 10(b) of the Registrant's annual report on Form 10-K for the year ended December 27, 1998).
    10(c)        -- Second Amendment to Credit Agreement.
    10(d)        -- Pledge Agreement dated as of November 4, 1999 by
                    Registrant in favor of First Union National Bank.
    10(e)        -- LongHorn Steaks, Inc. Amended and Restated 1992
                    Incentive Plan (incorporated by reference from Exhibit
                    10(n) to Registration Statement on Form S-1, Registration
                    Statement No. 33-45695).
    10(f)        -- Amended and Restated RARE Hospitality International,
                    Inc. 1996 Stock Plan for Outside Directors (incorporated
                    herein by reference from Exhibit 10(e) of the Registrant's annual report on Form 10-K for the year ended December 27,
                    1998).
    10(g)        -- Bugaboo Creek Steak House, Inc. 1994 Stock Option Plan
                    (incorporated herein by reference from Exhibit 4(c) to
                    Registration Statement on Form S-8, Registration No.
                    333-11983).
    10(h)        -- RARE Hospitality International, Inc. 1997 Long-Term
                    Incentive Plan (incorporated herein by reference from
                    Exhibit 10(i) of the Registrant's annual report on Form
                    10-K for the fiscal year ended December 28, 1997).
    10(i)        -- Amendment No. 1 to RARE Hospitality International, Inc.
                    1997 Long-Term Incentive Plan (incorporated herein by
                    reference from Exhibit 10(j) of the Registrant's annual
                    report on Form 10-K for the fiscal year ended December 28,
                    1997).
    10(j)        -- Amendment No. 2 to RARE Hospitality International, Inc.
                    1997 Long-Term Incentive Plan Directors (incorporated
                    herein by reference from Exhibit 10(i) of the Registrant's annual report on Form 10-K for the year ended December 27,
                    1998).
    10(k)        -- Employment Agreement dated February 13, 1992 between the
                    Registrant and George W. McKerrow, Sr. (incorporated by
                    reference from Exhibit 10(o) to Registration Statement on
                    Form S-1, Registration Statement No. 33-45695).
    10(l)        -- Employment Agreement dated February 13, 1992 between the
                    Registrant and George W. McKerrow, Jr. (incorporated by
                    reference from Exhibit 10(p) to Registration Statement on
                    Form S-1, Registration Statement No. 33-45695).
    10(m)        -- Employment Agreement dated September 30, 1997 between
                    the Registrant and Philip J. Hickey, Jr. (incorporated
                    herein by reference from Exhibit 10(m) of the Registrant's annual report on Form 10-K for the fiscal year ended
                    December 28, 1997).
    10(n)        -- Employment Agreement dated October 16, 1997 between the
                    Registrant and Eugene I. Lee (incorporated herein by
                    reference from Exhibit 10(n) of the Registrant's annual
                    report on Form 10-K for the fiscal year ended December 28,
                    1997).
    10(o)        -- Employment Agreement dated November 3, 1997 between the
                    Registrant and William A. Burnett (incorporated herein by
                    reference from Exhibit 10(o) of the Registrant's annual
                    report on Form 10-K for the fiscal year ended December 28,
                    1997).
    10(p)        -- Employment Agreement dated November 30, 1998 between the
                    Registrant and Thomas W. Gathers (incorporated herein by
                    reference from Exhibit 10(p) of the Registrant's annual
                    report on Form 10-K for the fiscal year ended December 27,
                    1998).

    10(q)           -- Employment Agreement dated March 23, 1998 between the
                       Registrant and W. Douglas Benn (incorporated herein by
                       reference from Exhibit 10(p) of the Registrant's quarterly report on Form 10-Q for the quarter ended March 29, 1998).
    21(a)           -- Subsidiaries of the Company.
    23(a)           -- Consent of KPMG LLP.
    27(a)           -- 1999 Financial Data Schedule (for SEC use only).
    99(a)           -- Safe Harbor Compliance Statement.

(B) REPORTS ON FORM 8-K

  None.

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

                                 RARE Hospitality International, Inc.

                                 By: /s/ Philip J. Hickey, Jr.
                                    ---------------------------
                                         Philip J. Hickey, Jr.
                                         President and Chief Executive Officer

Date: March  22, 2000




  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                         Date
                                                         ----

By  /s/ George W. McKerrow, Jr.                          March 22, 2000
    ---------------------------
    George W. McKerrow, Jr.
    Chairman of the Board



By  /s/ Philip J. Hickey, Jr.                            March 22, 2000
    -------------------------
    Philip J. Hickey, Jr.
    President, Chief Executive Officer and Director
    (Principal Executive Officer)

By  /s/ W. Douglas Benn                                  March 22, 2000
    -------------------
    W. Douglas Benn
    Executive Vice President, Finance and
    Chief Financial Officer
    (Principal Financial and Accounting Officer)



By  /s/ George W. McKerrow, Sr.                          March 22, 2000
    ---------------------------
    George W. McKerrow, Sr.
    Director



By  /s/ Ronald W. San Martin                             March 22, 2000
    -------------------
    Ronald W. San Martin
    Director



By  /s/ John G. Pawly                                    March 22, 2000
    -----------------
    John G. Pawly
    Director



By  /s/ Don L. Chapman                                   March 22, 2000
    ------------------
    Don L. Chapman
    Director



By /s/ Lewis H. Jordan                                   March 22, 2000
   -------------------
    Lewis H. Jordan
    Director