Form 10-Q
period 2000-04-02
RARE HOSPITALITY INTERNATIONAL INC
filed 2000-05-16
CIK 883976

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of

                    the Securities Exchange Act of 1934


             For the Quarterly Period Ended April 2, 2000

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

                                                        [XX] Yes      [ ] No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


        Class                                    Outstanding as of May 7, 2000
        ------                                   -----------------------------
Common Stock, no par value                              11,953,699 shares

                      RARE Hospitality International, Inc.

                                     Index

Part I - Financial Information

   Item 1. Consolidated Financial Statements:

               Consolidated Balance Sheets-
               April 2, 2000 and December 26, 1999                                      1

               Consolidated Statements of Earnings-
               For the quarters ended
               April 2, 2000 and March 28, 1999                                         2

               Consolidated Statement of Shareholders' Equity
               For the quarter ended April 2, 2000                                      3

               Condensed Consolidated Statements of Cash Flows-
               For the quarters ended
               April 2, 2000 and March 28, 1999                                         4

               Notes to the Consolidated Financial Statements                         5-7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                             7-10

   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                                                 11

Part II -  Other Information

   Item 1. Legal Proceedings                                                           12

   Item 2. Changes in Securities and Use of Proceeds                                   12

   Item 3. Defaults Upon Senior Securities                                             12

   Item 4. Submission of Matters to a Vote of Securities
             Holders                                                                   12

   Item 5. Other Information                                                           12

   Item 6. Exhibits and Reports on Form 8-K                                            12

   Signature                                                                           12

Part I. Financial Information
Item 1. Financial Statements

                      RARE Hospitality International, Inc.
                          Consolidated Balance Sheets
                      (In thousands, except share amounts)
                                  (Unaudited)

                                                         April 2,           December 26,
                       Assets                             2000                 1999
                                                      ------------          ------------

Current assets:
   Cash and cash equivalents                          $      4,136          $      8,864
   Accounts receivable                                       4,089                 3,047
   Inventories                                              10,101                10,213
   Prepaid expenses                                            608                   815
   Refundable income taxes                                     210                 2,568
   Deferred income taxes                                     7,988                 8,179
                                                      ------------          ------------
      Total current assets                                  27,132                33,686

Property & equipment, less
   accumulated depreciation                                192,132               187,281
Goodwill, less accumulated
   amortization                                             13,013                13,185
Other                                                        2,706                 2,966
                                                      ------------          ------------
      Total assets                                    $    234,983          $    237,118
                                                      ============          ============

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                   $     13,526          $     17,870
   Accrued expenses                                         27,520                26,847
                                                      ------------          ------------
      Total current liabilities                             41,046                44,717

   Debt, net of current installments                        43,000                40,000
   Deferred income taxes                                       818                 1,103
   Obligations under capital leases                          9,732                 9,732
                                                      ------------          ------------
      Total liabilities                                     94,596                95,552

Minority interest                                            3,916                 3,982

Shareholders' equity:
   Preferred stock                                              --                    --
   Common stock                                            110,790               110,258
   Unearned compensation-restricted
      stock                                                   (384)                 (376)
   Retained earnings                                        35,816                29,589
   Treasury stock at cost; 580,500
      shares in 2000 and 144,500 shares
      in 1999                                               (9,751)               (1,887)
                                                      ------------          ------------
      Total shareholders' equity                           136,471               137,584
                                                      ------------          ------------
      Total liabilities and
        shareholders' equity                          $    234,983          $    237,118
                                                      ============          ============

See accompanying notes to consolidated financial statements.

                      RARE Hospitality International, Inc.

                      Consolidated Statements of Earnings

                     (In thousands, except per share data)

                                  (Unaudited)

                                                                   14 Weeks Ended       13 Weeks Ended
                                                                    April 2, 2000       March 28, 1999
                                                                   --------------       --------------

Revenues:
  Restaurant sales:
    LongHorn Steakhouse                                              $     85,208         $     63,369
    The Capital Grille                                                     16,913               14,374
    Bugaboo Creek                                                          16,645               13,665
    Other restaurants                                                       1,752                1,546
                                                                     ------------         ------------
      Total restaurant sales                                              120,518               92,954
    Franchise revenues                                                         94                   25
                                                                     ------------         ------------
      Total revenues                                                      120,612               92,979
                                                                     ------------         ------------
Costs and expenses:
  Cost of restaurant sales                                                 43,071               33,377
  Operating expenses - restaurants                                         52,071               41,123
  Depreciation expense - restaurants                                        4,264                3,637
  Pre-opening expense - restaurants                                         1,133                  789
  Provision for litigation settlement (See Note 2)                          1,000                   --
  General and administrative expenses                                       8,102                6,287
                                                                     ------------         ------------
    Total costs and expenses                                              109,641               85,213
                                                                     ------------         ------------
    Operating income                                                       10,971                7,766
Interest expense, net                                                       1,021                1,027
Minority interest                                                             653                  491
                                                                     ------------         ------------
    Earnings before income taxes and cumulative
      effect of change in accounting principle                              9,297                6,248
Income tax expense (See Note 3)                                             3,070                2,075
                                                                     ------------         ------------
    Earnings before cumulative effect of change in
      accounting principle                                                  6,227                4,173
                                                                     ------------         ------------
Cumulative effect of change in accounting principle
  net of tax benefit
                                                                               --                1,587
                                                                     ------------         ------------
    Net earnings                                                     $      6,227         $      2,586
                                                                     ============         ============
Basic earnings per common share:
  Basic earnings before cumulative effect of
    change in accounting principle                                   $       0.52         $       0.35
  Cumulative effect of change in accounting
    principle                                                                  --                (0.13)
                                                                     ------------         ------------
Basic earnings per common share                                      $       0.52         $       0.22
                                                                     ============         ============

Diluted earnings per common share:
   Diluted earnings before cumulative effect of
     change in accounting principle                                  $       0.50         $       0.34
   Cumulative effect of change in accounting
     principle                                                                 --                (0.13)
                                                                     ------------         ------------
Diluted earnings per common share                                    $       0.50         $       0.21
                                                                     ============         ============
Weighted average common shares outstanding (basic)                         12,024               11,946
                                                                     ============         ============
Weighted average common shares outstanding (diluted)                       12,503               12,198
                                                                     ============         ============

See accompanying notes to consolidated financial statements.

                      RARE Hospitality International, Inc.

                 Consolidated Statement of Shareholders' Equity
                       For the quarter ended April 2,2000
                           (In thousands, unaudited)

                                                                        Unearned
                                                Common Stock          Compensation-                                     Total
                                          -----------------------      Restricted      Retained       Treasury      Shareholders'
                                            Shares        Amount         Stock         Earnings         Stock          Equity
                                          --------      ---------     -------------    ---------      ---------     -------------

Balance, December 26, 1999                  12,384      $ 110,258      $    (376)      $  29,589      $  (1,887)      $ 137,584
Net earnings                                    --             --             --           6,227             --           6,227
Issuance of shares pursuant
  to exercise of stock options                  40            488             --              --             --             488
Purchase of common stock                        --             --             --              --         (7,864)         (7,864)
Issuance of shares pursuant
  to restricted stock awards                     2             44            (44)             --             --              --
Amortization of restricted stock                --             --             36              --             --              36
                                          --------      ---------      ---------       ---------      ---------       ---------
Balance, April 2, 2000                      12,426      $ 110,790      $    (384)      $  35,816      $  (9,751)      $ 136,471
                                          ========      =========      =========       =========      =========       =========

See accompanying notes to consolidated financial statements.

                      RARE Hospitality International, Inc.
                Condensed Consolidated Statements of Cash Flows
                           (In thousands, unaudited)

                                                                    14 Weeks          13 Weeks
                                                                      Ended             Ended
                                                                     April 2,          March 28,
                                                                      2000               1999
                                                                    ---------         ---------

Cash Flows from operating activities:
  Net earnings                                                      $   6,227         $   2,586
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
         Depreciation and amortization                                  4,771             4,004
         Changes in working capital accounts                           (5,851)           (5,495)
         Cumulative effect of change in accounting
                  principle                                                --             1,587
         Minority interest                                                653               491
         Deferred tax(benefit) expense                                    (94)              279
                                                                    ---------         ---------

           Net cash provided by operating activities                    5,706             3,452
                                                                    ---------         ---------
Cash flows from investing activities:
   Purchase of property and equipment                                  (9,397)           (5,669)
   Asset acquisitions                                                      --               (41)
                                                                    ---------         ---------

           Net cash used by investing activities                       (9,397)           (5,710)
                                                                    ---------         ---------

Cash flows from financing activities:
   Proceeds from (repayments of) credit facilities                      3,000            (6,000)
   Proceeds from minority partners' contributions                          25               750
   Distributions to minority partners                                    (744)             (739)
   Increase in bank overdraft included in accounts
                  payable                                               4,058             4,100
   Purchase of common stock for treasury                               (7,864)           (1,139)
   Principal payments on capital leases                                    --               (26)
   Proceeds from exercise of stock options                                488                84
                                                                    ---------         ---------

           Net cash used in financing activities                       (1,037)           (2,970)
                                                                    ---------         ---------

Net decrease in cash and cash equivalents                              (4,728)           (5,228)
Cash and cash equivalents, beginning of period                          8,864            12,060
                                                                    ---------         ---------
Cash and cash equivalents, end of period                            $   4,136         $   6,832
                                                                    =========         =========

          See accompanying notes to consolidated financial statements.

RARE Hospitality International, Inc.

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. (the "Company") as of April 2, 2000 and December 26, 1999 and for the quarters ended April 2, 2000 and March 28, 1999 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 26, 1999.

The Company's fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four fiscal quarters is typically made up of 13 weeks; however, since fiscal 2000 will be a 53-week period, the first quarter 2000 contains 14 operating weeks.

2. Litigation Settlement

In March 2000, an ongoing legal dispute with a former joint venture partner was resolved by an arbitrator, resulting in a judgement against the Company in the amount of $2 million. The Company's consolidated statement of earnings for the first quarter 2000 reflects a nonrecurring charge of $1 million ($670,000 net of income taxes) for amounts not previously reserved for this dispute.

3. Income Taxes

Income tax expense for the quarter ended April 2, 2000 has been provided for based on the estimated effective tax rate then currently expected to be applicable for the full 2000 fiscal year. The effective income tax rate of 33% for the quarter ended April 2, 2000 differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) partially offset by state income taxes.

4. Long-Term Debt

At April 2, 2000, $43 million was outstanding under the Company's $100 million revolving credit agreement at a weighted average interest rate of 7.57%. The interest rate on $40 million of the amount outstanding under the revolving credit facility is effectively fixed at 7.6% under an interest rate swap.

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

                                                                           Fiscal Quarter
                                                                    ----------------------------
                                                                     14 Weeks          13 Weeks
                                                                      Ended            Ended
                                                                     April 2,         March 28,
                                                                       2000              1999
                                                                    ----------        ----------

Basic weighted average
   shares outstanding                                                   12,024            11,946
Dilutive effect of stock options                                           450               238
Dilutive effect of restricted stock                                         29                14
                                                                    ----------        ----------

Diluted weighted average shares outstanding                             12,503            12,198
                                                                    ==========        ==========

Earnings before cumulative effect of change in
   accounting principle                                             $    6,227        $    4,173
Cumulative effect of change in accounting
   principle (net of tax benefit)                                           --             1,587
                                                                    ----------        ----------
Net earnings                                                        $    6,227        $    2,586
                                                                    ==========        ==========

Basic earnings per common share:
     Basic earnings before cumulative effect of
        change in accounting principle                              $     0.52        $     0.35
     Cumulative effect of change in accounting
        principle                                                           --             (0.13)
                                                                    ----------        ----------
Basic earnings per common share                                     $     0.52        $     0.22
                                                                    ==========        ==========

Diluted earnings per common share:
     Diluted earnings before cumulative effect
        of change in accounting principle                           $     0.50        $     0.34
     Cumulative effect of change in accounting
        principle                                                           --             (0.13)
                                                                    ----------        ----------
Diluted earnings per common share                                   $     0.50        $     0.21
                                                                    ==========        ==========

6. Comprehensive Income

For the quarters ended April 2, 2000 and March 28, 1999, there was no difference between the Company's net earnings and comprehensive income.

7. Shareholder Equity

In February 2000, the Company's Board of Directors authorized the Company to purchase up to an additional $10 million of its common stock, through open market transactions, block purchases, or in privately negotiated transactions. During the first quarter 2000, the Company purchased an aggregate 436,000 shares of its common stock for a total purchase price of $7,864,000(average price of $18.04 per share).

8. Recent Accounting Pronouncement

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). This statement defers the effective date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") to all fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain hedge transactions. The Company is analyzing the implementation requirements and currently does not anticipate there will be a material impact on the results of operations or financial position after the adoption of SFAS No. 133.

9. Subsequent Event

In April 2000, the Company's Board of Directors increased the dollar amount of the Company's common stock authorized to be repurchased from $10 million to $25 million.


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter ended April 2, 2000 compared to quarter ended March 28, 1999.

REVENUES

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 29.7% to $120.6 million for the first quarter of 2000 compared to $93 million for the first quarter of 1999.

The Company's fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four quarters is typically made up of 13 weeks; however, since fiscal 2000 will be a 53-week period, the first quarter 2000 contains 14 weeks. This additional week had a favorable effect on the Company's revenue comparisons and operating results for the first quarter 2000.

Same store sales comparisons for each of the Company's restaurant concepts for the quarter ended April 2, 2000, consist of sales at restaurants opened prior to June 28, 1998.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants increased 34.5% to $85.2 million for the first quarter of 2000, compared to $63.4 million for the first quarter of the prior year. The increase reflects a 23.5% increase in restaurant weeks in the first quarter, as compared to the same period of the prior year, resulting from an increase in the restaurant base from 107 LongHorn Steakhouse restaurants at the end of the first quarter of 1999 to 124 at the end of the first quarter of 2000 and a 9% increase in restaurant weeks resulting from the additional week in the first quarter 2000 14-week operating period. Average weekly sales for all LongHorn Steakhouse restaurants in the first quarter of 2000 was $50,181, a 8.9% increase over the comparable period in 1999. Same store sales for the comparable LongHorn Steakhouse restaurants increased 6.8% in the first quarter of 2000 as compared to the same period in 1999, primarily due to an increase in customer counts.

The Capital Grille:

Sales in The Capital Grille restaurants increased 17.7% to $16.9 million for the first quarter of 2000, compared to $14.4 million for the same period in 1999. The increase reflects a 7.7% increase in restaurant weeks in the first quarter of 2000, as compared to the same period in 1999, resulting from the additional week in the first quarter 2000 14-week operating period. Average weekly sales for all The Capital Grille restaurants in the first quarter of 2000 were $109,822, a 9.3% increase from the comparable period in 1999. Same store sales for the comparable The Capital Grille restaurants increased 11.8% in the first quarter of 2000, as compared to the same period in 1999, primarily due to an increase in customer counts.

Bugaboo Creek:

Sales in the Bugaboo Creek restaurants increased 21.8% to $16.6 million for the first quarter of 2000, compared to $13.7 million for the same period in 1999. The increase reflects a 14% increase in restaurant weeks in the first quarter, as compared to the same period of the prior year, resulting from an increase in the restaurant base from 17 Bugaboo Creek restaurants at the end of the first quarter of 1999 to 18 at the end of the first quarter of 2000 and an 8.1% increase in restaurant weeks resulting from the additional week in the first quarter 2000 14-week operating period. Average weekly sales for all Bugaboo Creek restaurants in the first quarter of 2000 were $66,053, a 6.8% increase from the comparable period for 1999. Same store sales for the comparable Bugaboo Creek restaurants in the first quarter of 2000 increased 9.5% as compared to the same period in 1999, primarily due to a increase in customer counts.

Franchise Revenue:

Franchise revenues increased to $94,000 for the first quarter of 2000 compared to $25,000 for the same period in 1999. This increase was principally due to the increase in the number of franchised LongHorn Steakhouse restaurants to three from one for the periods in 2000 and in 1999, respectively.

COSTS AND EXPENSES

Cost of restaurant sales as a percentage of restaurant sales decreased to 35.7% for the first quarter of 2000 from 35.9% for the same period of 1999. The decrease was primarily due to generally more favorable pricing on products utilized by the Company.

Restaurant operating expenses as a percentage of restaurant sales decreased to 43.2% for the first quarter of 2000 as compared to 44.2% for the same period in 1999. This was due to a reduction in advertising expense as a percentage of restaurant sales and greater leverage (provided by higher sales levels) of fixed and semi-fixed expenses. Restaurant depreciation increased to $4.3 million from $3.6 million in the corresponding period of the prior year primarily due to the depreciation associated with construction of new restaurants.

In March 2000, an ongoing legal dispute with a former joint venture partner was resolved by an arbitrator, resulting in a judgement against the Company in the amount of $2 million. The Company's consolidated Statement of Earnings for the first quarter 2000 reflects a nonrecurring charge of $1 million ($670,000 net of income taxes) for amounts not previously reserved for this dispute.

General and administrative expenses as a percentage of total revenues decreased to 6.7% for the first quarter of 2000 as compared to 6.8% for the corresponding period of the prior year. This decrease was principally due to greater leverage of fixed and semi-fixed general and administrative expenses partially offset by an increase in multi-unit restaurant supervision costs as the Company begins to enter new markets for LongHorn Steakhouse restaurants.

As a result of the relationships between revenues and expenses discussed above, the Company's operating income increased to $11 million for the first quarter of 2000 from $7.8 million for the corresponding period of the prior year.

Interest expense, net remained flat at $1.0 million in the first quarter of 2000 as compared to the same period of the prior year due to comparable average borrowings and average effective interest rates between the two periods.

Minority interest expense increased to $653 thousand for the first quarter of 2000 from $491 thousand for the same period of the prior year primarily due to improved operating results at the joint venture owned LongHorn Steakhouse restaurants and the full year effect of three joint venture restaurants opened in 1999.

Income tax expense for the first quarter of 2000 was 33% of earnings before income taxes. This compares to 33.2% of earnings before income taxes and cumulative effect of change in accounting principle for the first quarter of 1999. The Company's effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits partially offset by state income taxes.

Net earnings increased to $6.2 million for the first quarter of 2000 from net earnings of $2.6 million for the first quarter of 1999, reflecting the net effect of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first quarter of 2000 the Company's principal source of working capital was cash provided by operating activities ($5.7 million) and proceeds from borrowing under the Company's revolving credit facility ($3 million). The principal uses of working capital were capital expenditures ($9.4 million) for new and improved facilities and the purchase of common stock for treasury ($7.9 million). As of April 2, 2000 the Company had $43 million outstanding and $57 million available under the Company's $100 million revolving credit facility.

The Company intends to open 17 to 19 Company-owned and joint venture Longhorn Steakhouse restaurants, one or two The Capital Grille restaurants and one Bugaboo Creek restaurant in fiscal year 2000. The Company estimates that its capital expenditures for fiscal year 2000 will be approximately $45-50 million. During the first quarter of 2000, the Company opened six LongHorn Steakhouse restaurants, and as of May 7, 2000, has opened one LongHorn Steakhouse restaurant in the second quarter. Management believes that available cash, cash provided by operations, and available borrowings under the Company's $100 million revolving credit facility will provide sufficient funds to finance the Company's expansion plans through the year 2001.

Since substantially all sales in the Company's restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

New Accounting Pronouncement

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). This statement defers the effective date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") to all fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain hedge transactions. The Company is analyzing the implementation requirements and currently does not anticipate there will be a material impact on the results of operations or financial position after the adoption of SFAS No. 133.

Impact of the Year 2000 Issue

The Company experienced no significant difficulties with its IT systems and non-IT systems as a result of the date change to the Year 2000 or the leap year date of February 29, 2000 and, as of May 7, 2000, had experienced no difficulties from material providers as a result of the Year 2000 date change or the leap year date of February 29, 2000.

The Company will continue to monitor its critical computer applications and those of its significant suppliers and customers throughout the year 2000 to ensure that any latent Year 2000 matters that may arise, and which could adversely affect the Company's operations, are addressed promptly.

Forward-Looking Statements

Statements contained in this Report concerning future results, performance or expectations, including those regarding the opening of additional restaurants, planned capital expenditures, the adequacy of the Company's capital resources, disclosures related to the effect of the year 2000 on the Company and its systems and other statements regarding trends relating to various revenue and expense items, are forward looking statements. These statements are subject to a number of risks and uncertainties, some of which are beyond the Company's control that could cause the Company's actual results to differ materially from those projected in such forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of May 7, 2000, $43 million was outstanding under the Company's $100 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company's leverage ratio), or the administrative agent's prime rate of interest plus a margin of 0% to 0.75% (depending on the Company's leverage ratio) at the Company's option. Accordingly, the Company is exposed to the impact of interest rate movements. To achieve the Company's objective of managing its exposure to interest rate changes, the Company from time to time uses interest rate swaps.

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

While changes in LIBOR and the administrative agent's prime rate of interest could affect the cost of borrowings under the credit facility in excess of amounts covered by the interest rate swap agreement (of which only $3 million was outstanding in excess of amounts covered by the interest rate swap agreement at April 2, 2000) in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial condition, results of operations or cash flows would not be material.

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At April 2, 2000, the Company had approximately $1.7 million invested in high-grade overnight repurchase agreements.

Part II - Other Information

Item 1. Legal Proceedings

In March 2000, an ongoing legal dispute with a former joint venture partner was resolved by an arbitrator, resulting in a judgement against the Company in the amount of $2 million. The Company's consolidated statement of earnings for the first quarter 2000, reflect a nonrecurring charge of $1 million ($670,000 net of income taxes) for amounts not previously reserved for this dispute.

Item 2. Changes in Securities and Use of Proceeds

    None

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Securities Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits Filed.

          10(a) -- Second Amendment to Credit Agreement
          10(b) -- Third Amendment to Credit Agreement
          27    -- Financial Data Schedules (for SEC use only)

   (b) Reports filed on Form 8-K.

          None.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 15, 2000                /s/ W. Douglas Benn
      -------------------       -----------------------------------
                                      W. Douglas Benn
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial
                                      Officer and Principal
                                      Accounting Officer)