Form 10-Q
period 2000-07-02
RARE HOSPITALITY INTERNATIONAL INC
filed 2000-08-14
CIK 883976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended July 2, 2000

Commission file number 0-19924

RARE Hospitality International, Inc.
Incorporated pursuant to the Laws of Georgia State

Internal Revenue Service - Employer Identification No. 58-1498312

8215 Roswell Rd; Bldg. 600; Atlanta, GA 30350
(770) 399-9595

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

XX Yes           No

As of August 7, 2000, there were 12,386,781 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

Index

Part I - Financial Information                                                                 Page

     Item 1. Consolidated Financial Statements:

                    Consolidated Balance Sheets as of
                    July 2, 2000 and December 26, 1999                                           1

                    Consolidated Statements of Earnings
                    for the Quarter and the Six Months Ended
                    July 2, 2000 and June 27, 1999                                               2

                    Consolidated Statements of Shareholders' Equity
                    for the Six Months Ended July 2, 2000                                        3

                    Condensed Consolidated Statements of Cash Flows
                    for the Six Months Ended
                    July 2, 2000 and June 27, 1999                                               4

                    Notes to the Consolidated Financial Statements                              5-7

     Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                 7-11

     Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                                                    12

Part II - Other Information

     Item 1. Legal Proceedings                                                                  12

     Item 2. Changes in Securities and Use of Proceeds                                          12

     Item 3. Defaults Upon Senior Securities                                                    13

     Item 4. Submission of Matters to a Vote of Securities Holders                              13

     Item 5. Other Information                                                                  13

     Item 6. Exhibits and Reports on Form 8-K                                                   13

     Signature                                                                                  13

Part I.     Financial InformationItem
Item 1.    Financial Statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

                                                              July 2,                 December 26,
Assets                                                         2000                       1999
                                                               ----                       ----
Current assets:
    Cash and cash equivalents                                $  6,418                 $  8,864
    Accounts receivable                                         4,559                    3,047
    Inventories                                                10,049                   10,213
    Prepaid expenses                                            1,011                      815
    Refundable income taxes                                     3,147                    2,568
    Deferred income taxes                                       8,346                    8,179
                                                             --------                 --------
        Total current assets                                   33,530                   33,686

Property & equipment, less accumulated
  depreciation                                                198,555                  187,281
Goodwill, less accumulated amortization                        12,841                   13,185
Other                                                           2,555                    2,966
                                                             --------                 --------
        Total assets                                         $247,481                 $237,118
                                                             ========                 ========
Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                         $ 15,854                 $ 17,870
    Accrued expenses                                           27,767                   26,847
                                                             --------                 --------
        Total current liabilities                              43,621                   44,717

    Debt, net of current installments                          43,000                   40,000
    Deferred income taxes                                         649                    1,103
    Obligations under capital leases                            9,732                    9,732
                                                             --------                 --------
        Total liabilities                                      97,002                   95,552

Minority interest                                               3,888                    3,982

Shareholders' equity:
    Preferred stock                                                 -                        -
    Common stock                                              115,241                  110,258
    Unearned compensation-restricted stock                       (299)                    (376)
    Retained earnings                                          41,400                   29,589
    Treasury stock at cost; 580,500
      shares in 2000 and 144,500 shares
      in 1999                                                  (9,751)                  (1,887)
                                                             --------                 --------
        Total shareholders' equity                            146,591                  137,584
                                                             --------                 --------
        Total liabilities and shareholders'
         equity                                              $247,481                 $237,118
                                                             ========                 ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statements of Earnings
(In thousands, except per share data) (Unaudited)

                                                          Quarter Ended             Six Months Ended
                                                          -------------             ----------------
                                                      July 2,       June 27,       July 2,     June 27,
                                                       2000           1999          2000         1999
Revenues:                                              ----           ----          ----         ----
Restaurant sales:
   LongHorn Steakhouse                               $ 77,941       $ 64,098      $163,149     $127,467
   The Capital Grille                                  15,405         13,987        32,318       28,361
   Bugaboo Creek                                       15,029         13,413        31,674       27,078
   Specialty concepts                                   1,941          1,839         3,693        3,385
                                                     --------       --------      --------     --------
     Total restaurant sales                           110,316         93,337       230,834      186,291
   Franchise revenues                                     103             54           197           79
                                                     --------       --------      --------     --------
     Total revenues                                   110,419         93,391       231,031      186,370
Costs and expenses:                                  --------       --------      --------     --------
  Cost of restaurant sales                             39,439         33,393        82,510       66,770
  Operating expenses - restaurants                     48,943         42,026       101,014       83,149
  Depreciation and amortization - restaurants           4,099          3,720         8,363        7,357
  Pre-opening expense - restaurants                       706            672         1,839        1,461
  Provision for litigation settlement                       -              -         1,000            -
  General and administrative expenses                   7,358          6,572        15,460       12,859
                                                     --------       --------      --------     --------
     Total costs and expenses                         100,545         86,383       210,186      171,596
                                                     --------       --------      --------     --------
 Operating income                                       9,874          7,008        20,845       14,774
Interest expense, net                                   1,026            935         2,047        1,962
Minority interest                                         484            412         1,137          903
   Earnings before income taxes and                  --------       --------      --------     --------
     cumulative effect of change in
     accounting principle                               8,364          5,661        17,661       11,909
Income tax expense                                      2,780          1,850         5,850        3,925
Earnings before cumulative effect of                 --------       --------      --------     --------
   change in accounting principle                       5,584          3,811        11,811        7,984
Cumulative effect of change in accounting
   principle net of tax benefit                             -              -             -        1,587
                                                     --------       --------      --------     --------
     Net earnings                                    $  5,584       $  3,811      $ 11,811     $  6,397
Weighted average common shares outstanding           ========       ========      ========     ========
Basic                                                  11,981         11,954        12,003       11,950
                                                     ========       ========      ========     ========
Diluted                                                12,893         12,586        12,714       12,411
Basic earnings per common share:                     ========       ========      ========     ========
   Basic earnings before cumulative effect
     of change in accounting principle               $   0.47       $   0.32      $   0.98     $   0.67
   Cumulative effect of change in
     accounting principle                                   -              -             -        (0.13)
                                                     --------       --------      --------     --------
Basic earnings per common share                      $   0.47       $   0.32      $   0.98     $   0.54
Diluted earnings per common share:                   ========       ========      ========     ========
   Diluted earnings before cumulative
     effect of change in accounting principle        $   0.43       $   0.30      $   0.93     $   0.64
   Cumulative effect of change in accounting
     principle                                              -              -             -        (0.13)
                                                     --------       --------      --------     --------
Diluted earnings per common share                    $   0.43       $   0.30      $   0.93     $   0.52
                                                     ========       ========      ========     ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In thousands, unaudited)

                                                        Unearned
                                                      Compensation                           Total
                                    Common Stock       Restricted    Retained  Treasury  Shareholders'
                                  Shares      Amount      Stock      Earnings    Stock       Equity
                                  ------      ------      -----      --------    -----       ------
Balance, December 26, 1999         12,384    $110,258     $(376)      $29,589   $(1,887)    $137,584
Net earnings                            -           -         -         6,227         -        6,227
Amortization of restricted
  stock                                 -           -        36             -         -           36
Purchase of Treasury stock              -           -         -             -    (7,864)      (7,864)
Issuance of shares pursuant
  to restricted stock awards            2          44       (44)            -         -            -
Issuance of shares pursuant
  to exercise of stock options         40         488         -             -         -          488
                                   ------     -------     ------       ------    -------     -------
Balance, April 2, 2000             12,426     110,790      (384)       35,816    (9,751)     136,471

Net earnings                            -           -         -         5,584         -        5,584
Amortization of restricted
  stock                                 -           -        96             -         -           96
Issuance of shares pursuant
  to restricted stock awards            -          11       (11)            -         -            -
Issuance of shares pursuant
  to exercise of stock options        303       4,440         -             -         -        4,440
                                   ------    --------     ------      -------   --------    --------
Balance, July 2, 2000              12,729    $115,241     $(299)      $41,400   $(9,751)    $146,591
                                   ======    ========     ======      =======   ========    ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

                                                                           Six Months Ended
                                                                           ----------------
                                                                   July 2,                June 27,
                                                                    2000                    1999
                                                                    ----                    ----
Cash Flows from operating activities:
  Net earnings                                                   $ 11,811                 $  6,397
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                 9,364                    8,070
      Changes in working capital accounts                          (1,207)                  (3,119)
      Cumulative effect of change in accounting
        Principle                                                       -                    1,587
      Minority interest                                             1,137                      903
      Deferred tax(benefit) expense                                  (621)                     (81)
                                                                 --------                 --------
  Net cash provided by operating activities                        20,484                   13,757
                                                                 --------                 --------
Cash flows from investing activities:
  Purchase of property and equipment                              (20,188)                 (13,036)
  Asset acquisitions                                                    -                     (191)
                                                                 --------                 --------
  Net cash used by investing activities                           (20,188)                 (13,227)
                                                                 --------                 --------
Cash flows from financing activities:
  Proceeds from (repayments of) credit facilities                   3,000                   (9,000)
  Proceeds from minority partners' contributions                       92                    1,241
  Distributions to minority partners                               (1,323)                  (1,296)
  Increase in bank overdraft included in accounts
    payable                                                        (1,575)                    (936)
  Purchase of common stock for treasury                            (7,864)                  (1,139)
  Principal payments on capital leases                                 --                      (26)
  Proceeds from exercise of stock options                           4,928                    1,313
                                                                 --------                 --------
  Net cash used in financing activities                            (2,742)                  (9,843)
                                                                 --------                 --------
Net decrease in cash and cash equivalents                          (2,446)                  (9,313)
Cash and cash equivalents, beginning of period                      8,864                   12,060
                                                                 --------                 --------
Cash and cash equivalents, end of period                         $  6,418                 $  2,747
                                                                 ========                 ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and Subsidiaries (the “Company”) as of July 2, 2000 and December 26, 1999 and for the quarters and six months ended July 2, 2000 and June 27, 1999 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 26, 1999.

The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four fiscal quarters is typically made up of 13 weeks; however, since fiscal 2000 will be a 53-week period, the first quarter 2000 contained 14 operating weeks.

2. Litigation Settlement

In March 2000, an ongoing legal dispute with a former joint venture partner was resolved by an arbitrator, resulting in a judgment against the Company in the amount of $2 million. The Company’s consolidated statement of earnings for the first quarter 2000 reflected a nonrecurring charge of $1 million ($670,000 net of income taxes) for amounts not previously reserved for this dispute.

3. Income Taxes

Income tax expense for the six months ended July 2, 2000 has been provided for based on the estimated effective tax rate currently expected to be applicable for the full 2000 fiscal year. The effective income tax rate of 33.1% for the quarter ended July 2, 2000 differs from the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) partially offset by state income taxes.

4. Long-Term Debt

On July 2, 2000, $43 million was outstanding under the Company's $100 million revolving credit agreement at a weighted average interest rate of 7.9%. The interest rate on $40 million of the amount outstanding under the revolving credit facility is effectively fixed at 7.35% under an interest rate swap agreement.

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

                                                      13 Weeks     13 Weeks       27 Weeks     26 Weeks
                                                        Ended        Ended          Ended        Ended
                                                       July 2,     June 27,        July 2,     June 27,
                                                        2000         1999           2000         1999
                                                        ----         ----           ----         ----

Basic weighted average shares outstanding              11,981       11,954        12,003         11,950
Dilutive effect of stock options                          874          608           676            440
Dilutive effect of restricted stock                        38           24            35             21
                                                      -------      -------       -------        -------
Diluted weighted average shares outstanding            12,893       12,586        12,714         12,411
Earnings before cumulative effect of change           =======      =======       =======        =======
  in accounting principle                             $ 5,584      $ 3,811       $11,811        $ 7,984
Cumulative effect of change in accounting
  principle                                                 -            -             -         (1,587)
                                                      -------      -------       -------        -------
Net earnings                                          $ 5,584      $ 3,811       $11,811        $ 6,397
                                                      =======      =======       =======        =======
Basic earnings per common share:
  Basic earnings before cumulative effect
    of change in accounting principle                 $  0.47      $  0.32       $  0.98        $  0.67
  Cumulative effect of change in accounting
    principle                                               -            -             -          (0.13)
                                                      -------      -------       -------        -------
Basic earnings per common share                       $  0.47      $  0.32       $  0.98        $  0.54
                                                      =======      =======       =======        =======
Diluted earnings per common share:
  Diluted earnings before cumulative effect
    of change in accounting principle                 $  0.43      $  0.30       $  0.93        $  0.64
  Cumulative effect of change in accounting
    principle                                               -            -             -          (0.13)
                                                      -------      -------       -------        -------
Diluted earnings per common share                     $  0.43      $  0.30       $  0.93        $  0.52
                                                      =======      =======       =======        =======

6. Comprehensive Income

For the quarters and six months ended July 2, 2000 and June 27, 1999, there was no difference between the Company’s net earnings and comprehensive income.

7. Shareholders’ Equity

In February 2000, the Company’s Board of Directors authorized the Company to purchase up to an additional $10 million of its common stock, through open market transactions, block purchases, or in privately negotiated transactions. In April 2000, the Company’s Board of Directors further increased the dollar amount of the Company’s common stock authorized to be repurchased from $10 million to $25 million. During the first six months ended July 2, 2000, the Company purchased an aggregate 436,000 shares of its common stock for a total purchase price of $7,864,000(average price of $18.04 per share).

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

9. Subsequent Events

In July 2000, the Company acquired the ownership interest of two joint venture partners. The first partner, located in the Tampa, Florida market, had an ownership interest of approximately 10% in five LongHorn Steakhouse restaurants. His ownership interest was purchased for an aggregate price of approximately $1.2 million, comprised of $312,500 in cash and 32,328 shares of Company common stock. The second partner, located in the North Carolina market, had an approximate one-third ownership interest in 14 LongHorn Steakhouse restaurants. His ownership interest was purchased for an aggregate price of approximately $9 million, comprised of $3 million in cash and 204,690 shares of Company common stock. Both of these transactions will be accounted for under the purchase method of accounting.

On July 26, 2000, the Board of Directors approved a 3-for-2 stock split, which will be effected in the form of a 50% stock dividend to shareholders of record as of the close of business on August 15, 2000. The new stock certificates will be distributed on September 5, 2000. Although the financial statements and related footnotes included herein have not been adjusted to reflect the stock split, beginning in the third quarter of fiscal year 2000, operating results will be retroactively restated to give effect for the stock split for all periods presented.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 18.2% and 24.0% for the quarter and six months ended July 2, 2000, respectively, as compared to the same periods of the prior fiscal year.

The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four quarters is typically made up of 13 weeks; however, since fiscal 2000 will be a 53-week period, the first quarter of 2000 contained 14 weeks. This additional week had a favorable effect on the Company’s revenue comparisons and operating results for the first six months of 2000.

Same store sales comparisons for each of the Company’s restaurant concepts for the quarter ended July 2, 2000, consist of sales at restaurants opened prior to September 28, 1998.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the quarter and six months ended July 2, 2000, increased 21.6% and 28.0%, respectively, as compared to the same periods of the prior fiscal year. The increases reflect a 14.8% and 19.1% increase in restaurant operating weeks in the quarter and six months ended July 2, 2000, respectively, as compared to the same periods of the prior fiscal year, resulting primarily from an increase in the restaurant base from 111 LongHorn Steakhouse restaurants at the end of the second quarter of 1999 to 127 at the end of the second quarter of 2000. Total operating weeks for the six months ended July 2, 2000 were positively affected by the additional week in the first quarter 2000 14-week operating period as compared to 13-week in the first quarter of 1999. Average weekly sales for all LongHorn Steakhouse restaurants in the second quarter of 2000 was $47,817, a 5.9% increase over the comparable period in 1999. Same store sales for the comparable LongHorn Steakhouse restaurants increased 4.4% in the second quarter of 2000 as compared to the same period in 1999, primarily due to an increase in customer counts.

The Capital Grille:

Sales in The Capital Grille restaurants increased 10.1% and 14.0% for the second quarter and six months ended July 2, 2000, compared to the same periods in 1999. There were 11 The Capital Grille restaurants open during all of the periods presented; however total operating weeks for the six months ended July 2, 2000 were positively affected by the additional week in the first quarter 2000 14-week operating period. Average weekly sales for all The Capital Grille restaurants in the second quarter of 2000 was $107,731, a 10.1% increase from the comparable period in 1999. Same store sales for the comparable The Capital Grille restaurants increased 10.8% in the second quarter of 2000, as compared to the same period in 1999, primarily due to an increase in customer counts.

Bugaboo Creek:

Sales in the Bugaboo Creek restaurants for the quarter and six months ending July 2, 2000 increased 12.0% and 17.0%, respectively, as compared to the same periods of the prior year. The increases reflect a 5.9% and 10.0% increase in restaurant weeks in the quarter and six months ended July 2, 2000, respectively, compared to the same periods of the prior year, resulting primarily from an increase in the restaurant base from 17 Bugaboo Creek restaurants at June 27, 1999 to 18 restaurants at the end of the second quarter 2000. Total operating weeks for the six months ended July 2, 2000 were positively affected by the additional week in the first quarter 2000 14-week operating period. Average weekly sales for all Bugaboo Creek restaurants in the second quarter of 2000 was $64,224, a 5.8% increase from the comparable period for 1999. Same store sales for the comparable Bugaboo Creek restaurants in the second quarter of 2000 increased 5.8% as compared to the same period in 1999, primarily due to a increase in customer counts.

Franchise Revenue:

Franchise revenues increased to $103,000 and $197,000 for the quarter and six months ended July 2, 2000, respectively, as compared to $54,000 and $79,000 for the quarter and six months ended June 27, 1999, respectively. These increases were primarily the result of the increase in the number of franchised LongHorn Steakhouse restaurants from one to three for the same periods in 1999 and 2000 respectively.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales remained flat at 35.8% for the second quarter of 2000 and decreased to 35.7% from 35.8% for the six months ended July 2, 2000, as compared to the respective periods in 1999. The slight decrease was for the six months ended July 2, 2000 due to more favorable pricing on products utilized by the Company.

Restaurant operating expense as a percentage of restaurant sales decreased to 44.4% from 45.0% for the second quarter of 2000 and to 43.8% from 44.6% for the first six months of 2000 as compared to the respective periods in 1999. The decrease in restaurant operating expense as a percent of sales was due to higher aggregate and average unit sales levels and the corresponding leverage of fixed and semi-fixed expenses.

Restaurant depreciation and amortization decreased as a percentage of restaurant sales, compared to the corresponding periods of the prior year, due to an increase in average unit sales providing greater leverage of this fixed expense.

In March 2000, an ongoing legal dispute with a former joint venture partner was resolved by an arbitrator, resulting in a judgment against the Company in the amount of $2 million. Accordingly, the Company recognized a nonrecurring charge of $1 million ($670,000 net of income taxes) in the first quarter of 2000, for amounts not previously reserved for this dispute.

General and administrative expenses as a percentage of total revenues decreased to 6.7% from 7.0% for the second quarter of 2000 and decreased to 6.7% from 6.9% for the six months ending July 2, 2000 as compared to the respective periods for 1999. This decrease was principally due to greater leverage of fixed and semi-fixed general and administrative expenses partially offset by an increase in multi-unit restaurant supervision costs as the Company begins to enter new markets with LongHorn Steakhouse restaurants.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income increased to $9.9 million for the second quarter of 2000, from $7.0 million for the corresponding period of the prior year.

Interest expense, net increased to $1.0 million in the second quarter of 2000 from $935,000 for the corresponding period of the prior year primarily due to higher average borrowings under the Company’s revolving credit facility and the amortization of loan costs associated with the amendment of the credit facility in October 1999.

Minority interest expense increased to $484,000 for the second quarter of 2000, from $412,000 for the same period of the prior year, primarily due to improved operating results at the joint venture owned LongHorn Steakhouse restaurants and the full year impact on the second quarter of 2000 of three joint venture restaurants opened in the second half of 1999. The increase in minority interest was partially offset by the purchase of a joint venture partnership interest in ten joint venture restaurants in September 1999 eliminating the minority interest charge relating to these restaurants.

Income tax expense for the second quarter of 2000 was 33.2% of earnings before income taxes bringing the Company’s effective tax rate for the first six months of 2000 to 33.1%. This compares to 32.7% of earnings before income taxes and cumulative effect of change in accounting principle for the second quarter of 1999 and 33.0% for the first six months of 1999. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits partially offset by state income taxes.

Net earnings increased to $5.6 million for the second quarter of 2000 from net earnings of $3.8 million for the second quarter of 1999, reflecting the net effect of the items discussed above.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first six months of 2000 the Company’s principal sources of working capital were cash provided by operating activities ($20.5 million), proceeds from the exercise of employee stock options ($4.9 million), and borrowing under the Company’s revolving credit facility ($3 million). For the six months ended July 2, 2000, the principal uses of working capital were capital expenditures ($20.2 million) for new and improved facilities and the purchase of Company common stock for treasury ($7.9 million). As of July 2, 2000 the Company had $43 million outstanding under the Company’s $100 million revolving credit facility.

The Company intends to open 17 to 19 Company-owned LongHorn Steakhouse restaurants, one or two The Capital Grille restaurants and one Bugaboo Creek restaurant in fiscal year 2000. The Company estimates that its capital expenditures for fiscal year 2000 will be approximately $45-50 million. During the first half of 2000, the Company opened nine LongHorn Steakhouse restaurants, and as of July 27, 2000, has opened one LongHorn Steakhouse restaurant in the third quarter 2000. No Bugaboo Creek or The Capital Grille restaurants have opened as of July 27, 2000. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through the year 2001.

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

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

Forward-Looking Statements

Statements contained in this Report concerning future results, performance or expectations, including those regarding the opening of additional restaurants, planned capital expenditures, the adequacy of the Company’s capital resources, and other statements regarding trends relating to various revenue and expense items, are forward looking statements. These statements are subject to a number of risks and uncertainties, some of which are beyond the Company’s control that could cause the Company’s actual results to differ materially from those projected in such forward-looking statements.

Actual results, performance or developments could differ materially from those expressed or implied by those forward-looking statements as a result of known or unknown risks, uncertainties and other factors, including those described from time to time in the Company’s filings with the Securities and Exchange Commission, press releases and other communications. The Company undertakes no obligation to update or revise forward-looking statements to reflect the occurrence of unanticipated events or changes to future operating results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of August 7, 2000, $48 million was outstanding under the Company’s $100 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest plus a margin of 0% to 0.75% (depending on the Company’s leverage ratio) at the Company’s option. Accordingly, the Company is exposed to the impact of interest rate fluctuations. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company from time to time uses interest rate swaps.

The Company has an interest rate swap agreement with a commercial bank, which effectively fixes the interest rate at 7.35% on $40 million of the Company’s borrowings through August 2000, decreasing to $35 million through May 2001 and decreasing to $25 million through August 2004. The Company is exposed to credit losses on this interest rate swap in the event of counterparty non-performance, but does not anticipate any such losses.

While changes in LIBOR and the administrative agent’s prime rate of interest could affect the cost of borrowings under the credit facility in excess of amounts covered by the interest rate swap agreement (of which only $8 million was outstanding in excess of amounts covered by the interest rate swap agreement as of August 7, 2000) in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial condition, results of operations or cash flows would not be material.

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At July 2, 2000, the Company had approximately $3.7 million invested in high-grade overnight repurchase agreements.

Part II - Other Information

Item 1. Legal Proceedings

In March 2000, an ongoing legal dispute with a former joint venture partner was resolved by an arbitrator, resulting in a judgment against the Company in the amount of $2 million. The Company recognized a nonrecurring charge of $1 million ($670,000 net of income taxes) in the first quarter 2000, for amounts not previously reserved for this dispute.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

The 2000 Annual Meeting of Shareholders of the Company was held on May 15, 2000, at which the following proposals were voted upon by the shareholders: (i) election of two Class II directors to serve until the 2003 Annual Meeting of Shareholders; (ii) amendment of the Company’s 1997 Long-Term Incentive Plan to, among other things, increase the number of shares of common stock available for award by 575,000 shares; and (iii) ratification of the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2000. Holders of 11,841,100 shares of the Company’s common stock were entitled to vote at that meeting.

The shareholders elected two Class II directors with a term expiring at the 2003 Annual Meeting. As to each of the following named individuals, the holders of the indicated number of shares of the Company’s common stock voted for his election, the holders of the indicated number of shares withheld authority to vote for election. There were no broker non-votes.

                                      Shares Voting                Shares Withholding
Class II                                       For:                        Authority:
Philip J. Hickey, Jr.                     8,749,788                           844,810
George W. McKerrow, Jr.                   8,592,205                         1,002,393

The amendment of the Company’s 1997 Long-Term Incentive Plan to increase the number of shares of common stock available for award by 575,000 shares was ratified as follows: 6,310,432 shares voted in favor of ratification; 3,280,668 shares voted against ratification; and 3,498 shares abstained. There were no broker non-votes.

The selection of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2000 was ratified as follows: 9,590,683 shares voted in favor of ratification; 1,148 shares voted against the ratification; and 2,767 shares abstained. There were no broker non-votes.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits Filed.

             10.1   -- Amendment No. 3 to RARE Hospitality International, Inc.
                        1997 Long-Term Incentive Plan.

             27     -- Financial Data Schedule (for SEC use only)

        (b)  Reports filed on Form 8-K.

             None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 14, 2000                              /s/ W. Douglas Benn
         ------------------                           ------------------------
                                                      W. Douglas Benn
                                                      Executive Vice President, Finance
                                                      and Chief Financial Officer
                                                      (Principal Financial
                                                      and Accounting Officer)