Form 10-Q
period 2000-10-01
RARE HOSPITALITY INTERNATIONAL INC
filed 2000-11-15
CIK 883976

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended October 1, 2000

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

XX Yes           No

As of November 10, 2000, there were 18,653,613 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

Index

Part I - Financial Information                                                                 Page
                                                                                               ----
     Item 1. Consolidated Financial Statements:

                    Consolidated Balance Sheets as of
                    October 1, 2000 and December 26, 1999                                        1

                    Consolidated Statements of Earnings
                    for the Quarter and the Nine Months Ended
                    October 1, 2000 and September 26, 1999                                       2

                    Consolidated Statement of Shareholders' Equity
                    for the Nine Months Ended October 1, 2000                                    3

                    Condensed Consolidated Statements of Cash Flows
                    for the Nine Months Ended October 1, 2000
                    and September 26, 1999                                                       4

                    Notes to the Consolidated Financial Statements                              5-7

     Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                  7-12

     Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                                                     13

Part II - Other Information

     Item 1. Legal Proceedings                                                                   13

     Item 2. Changes in Securities and Use of Proceeds                                           13

     Item 3. Defaults Upon Senior Securities   14

     Item 4. Submission of Matters to a Vote of Securities
                 Holders                                                                         14

     Item 5. Other Information                                                                   14

     Item 6. Exhibits and Reports on Form 8-K  14

     Signatures                                                                                  15

Part I. Financial Information
Item 1. Financial Statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

                                                          October 1,                December 26,
Assets                                                       2000                       1999
                                                             ----                       ----
Current assets:
    Cash and cash equivalents                                $  2,996                 $  8,864
    Accounts receivable                                         5,195                    3,047
    Inventories                                                10,516                   10,213
    Prepaid expenses                                              700                      815
    Refundable income taxes                                     4,920                    2,568
    Deferred income taxes                                       7,541                    8,179
                                                             --------                 --------
        Total current assets                                   31,868                   33,686

Property & equipment, less accumulated
  depreciation                                                210,147                  187,281
Goodwill, less accumulated amortization                        20,540                   13,185
Deferred income taxes                                             230                        -
Other                                                           2,348                    2,966
                                                             --------                 --------
        Total assets                                         $265,133                 $237,118
                                                             ========                 ========
Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                         $ 15,059                 $ 17,870
    Accrued expenses                                           29,318                   26,847
                                                             --------                 --------
        Total current liabilities                              44,377                   44,717

Debt, net of current installments                              51,200                   40,000
Deferred income taxes                                               -                    1,103
Obligations under capital leases                                9,732                    9,732
                                                             --------                 --------
        Total liabilities                                     105,309                   95,552

Minority interest                                               1,470                    3,982

Shareholders' equity:
    Preferred stock                                                 -                        -
    Common stock                                              122,132                  110,258
    Unearned compensation-restricted stock                       (330)                    (376)
    Retained earnings                                          46,303                   29,589
    Treasury stock at cost; 870,750
      shares in 2000 and 216,750 shares
      in 1999                                                  (9,751)                  (1,887)
                                                             --------                 --------
        Total shareholders' equity                            158,354                  137,584
                                                             --------                 --------
        Total liabilities and shareholders'
         equity                                              $265,133                 $237,118
                                                             ========                 ========
See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

                                                              Quarter Ended            Nine Months Ended
                                                              -------------            -----------------
Revenues:                                                 Oct. 1,      Sept. 26,       Oct. 1,     Sept. 26,
                                                           2000          1999           2000         1999
                                                           ----          ----           ----         ----
Restaurant sales:
   LongHorn Steakhouse                                   $ 79,716       $ 65,089      $242,865     $192,556
   The Capital Grille                                      14,866         12,917        47,184       41,278
   Bugaboo Creek                                           15,904         15,277        47,578       42,355
   Specialty concepts                                       1,958          1,871         5,651        5,256
                                                         --------       --------      --------     --------
     Total restaurant sales                               112,444         95,154       343,278      281,445
   Franchise revenues                                          92             45           289          124
                                                         --------       --------      --------     --------
     Total revenues                                       112,536         95,199       343,567      281,569
Costs and expenses:                                      --------       --------      --------     --------
 Cost of restaurant sales                                  40,533         34,624       123,043      101,394
 Operating expenses - restaurants                          50,464         43,719       151,478      126,868
 Depreciation and amortization - restaurants                4,292          3,846        12,655       11,203
Pre-opening expense - restaurants                           1,015            699         2,854        2,160
Provision for litigation settlement                             -              -         1,000            -
General and administrative expenses                         7,786          6,432        23,246       19,291
                                                         --------       --------      --------     --------
     Total costs and expenses                             104,090         89,320       314,276      260,916
                                                         --------       --------      --------     --------
 Operating income                                           8,446          5,879        29,291       20,653
Interest expense, net                                       1,016            870         3,063        2,832
Minority interest                                             122            291         1,259        1,194
   Earnings before income taxes and                      --------       --------      --------     --------
     cumulative effect of change in
     accounting principle                                   7,308          4,718        24,969       16,627
Income tax expense                                          2,405          1,560         8,255        5,485
Earnings before cumulative effect of                     --------       --------      --------     --------
   change in accounting principle                           4,903          3,158        16,714       11,142
Cumulative effect of change in accounting
   principle net of tax benefit                                 -              -             -        1,587
                                                         --------       --------      --------     --------
     Net earnings                                        $  4,903       $  3,158      $ 16,714     $  9,555
Basic earnings per common share:                         ========       ========      ========     ========
   Basic earnings before cumulative effect
     of change in accounting principle                   $   0.26       $   0.17      $   0.92     $   0.62
   Cumulative effect of change in
     accounting principle                                       -              -             -        (0.09)
                                                         --------       --------      --------     --------
Basic earnings per common share                          $   0.26       $   0.17      $   0.92     $   0.53
Diluted earnings per common share:                       ========       ========      ========     ========
   Diluted earnings before cumulative
     effect of change in accounting principle            $   0.25       $   0.17      $   0.87     $   0.59
   Cumulative effect of change in accounting
     principle                                                  -              -             -        (0.08)
                                                         --------       --------      --------     --------
Diluted earnings per common share                        $   0.25       $   0.17      $   0.87     $   0.51
                                                         ========       ========      ========     ========
See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
(In thousands, unaudited)

                                                           Unearned
                                                         Compensation                                 Total
                                       Common Stock       Restricted    Retained     Treasury    Shareholders'
                                     Shares      Amount      Stock      Earnings       Stock         Equity
                                     ------      ------      -----      --------       -----         ------
Balance, December 26, 1999            18,576    $110,258     $(376)      $29,589      $(1,887)      $137,584
Net earnings                               -           -         -        16,714            -         16,714
Issuance of shares pursuant
  to exercise of stock options           523       4,973         -             -            -          4,973
Purchase of common stock                   -           -         -             -       (7,864)        (7,864)
Issuance of shares in
  connection with purchase
  of minority interest                   356       6,827          -            -            -          6,827
Issuance of shares pursuant
  to restricted stock awards               4          74       (74)            -            -              -
Amortization of restricted
  stock                                    -           -       120             -            -            120
                                      ------    --------     ------      -------      --------      --------
Balance, October 1, 2000              19,459    $122,132     $(330)      $46,303      $(9,751)      $158,354
                                      ======    ========     ======      =======      ========      ========
See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

                                                                                  Nine Months Ended
                                                                                  -----------------
                                                                       October 1,             September 26,
                                                                          2000                    1999
                                                                          ----                    ----
Cash Flows from operating activities:
  Net earnings                                                          $ 16,714                 $  9,555
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                       14,278                   12,255
      Changes in working capital accounts                                 (5,175)                  (4,343)
      Cumulative change in accounting principle                                 -                   1,587
      Minority interest                                                    1,259                    1,194
      Deferred tax(benefit) expense                                         (695)                  (1,587)
                                                                        --------                 --------
  Net cash provided by operating activities                               26,381                   18,661
                                                                        --------                 --------
Cash flows from investing activities:
  Purchase of property and equipment                                     (36,242)                 (24,892)
  Asset acquisitions                                                      (3,742)                    (191)
                                                                        --------                 --------
  Net cash used by investing activities                                  (39,984)                 (25,083)
                                                                        --------                 --------
Cash flows from financing activities:
  Proceeds from (repayments of) credit facilities                         11,200                   (8,000)
  Proceeds from minority partners' contributions                              92                    1,689
  Distributions to minority partners                                      (1,144)                  (1,896)
  Increase in bank overdraft included in accounts
    payable                                                                  478                    5,054
  Purchase of common stock for treasury                                   (7,864)                  (1,139)
  Principal payments on capital leases                                        --                      (26)
  Proceeds from exercise of stock options                                  4,973                    1,924
                                                                        --------                 --------
  Net cash provided by (used in) financing
   activities                                                              7,735                   (2,394)
                                                                        --------                 --------
Net decrease in cash and cash equivalents                                 (5,868)                  (8,816)
Cash and cash equivalents, beginning of period                             8,864                   12,060
                                                                        --------                 --------
Cash and cash equivalents, end of period                                $  2,996                 $  3,244
                                                                        ========                 ========
See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of October 1, 2000 and December 26, 1999 and for the quarters and nine months ended October 1, 2000 and September 26, 1999 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 26, 1999.

The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four fiscal quarters is typically made up of 13 weeks; however, since fiscal 2000 will be a 53-week period, the first quarter of 2000 contained 14 operating weeks.

2. Litigation Settlement

In March 2000, an ongoing legal dispute with a former joint venture partner was resolved by an arbitrator, resulting in a judgment against the Company in the amount of $2.0 million. The Company’s consolidated statement of earnings for the first quarter of 2000 reflected a nonrecurring charge of $1.0 million ($670,000 net of income taxes) for amounts not previously reserved for this dispute.

3. Income Taxes

Income tax expense for the nine months ended October 1, 2000 has been provided for based on the estimated effective tax rate then currently expected to be applicable for the full 2000 fiscal year. The effective income tax rate of 32.9% for the quarter ended October 1, 2000 differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) and work opportunity tax credits partially offset by state income taxes.

4. Long-Term Debt

At October 1, 2000, $51.2 million was outstanding under the Company’s $100 million revolving credit agreement at a weighted average interest rate of 7.95%. Under an interest rate swap agreement, the interest rate on $35.0 million of the amount outstanding under the revolving credit facility is effectively fixed at 6.1%, plus a margin of 1.25% to 2.0% (depending on the Company’s leverage ratio). The margin on October 1, 2000 was 1.25%; however, the margin is expected to be 1.5% during the fourth quarter of 2000.

5. Earnings Per Share

The Company effected a three-for-two stock split in the form of a 50% stock dividend paid on September 5, 2000 to shareholders of record on August 15, 2000. All references to the number of common shares and common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

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

                                                          13 Weeks     13 Weeks       40 Weeks     39 Weeks
                                                            Ended        Ended          Ended        Ended
                                                           Oct. 1,     Sept. 26,       Oct. 1,     Sept. 26,
                                                            2000         1999           2000         1999
                                                            ----         ----           ----         ----

Basic weighted average shares outstanding                  18,504       18,074        18,167         17,976
Dilutive effect of stock options                            1,243          927         1,027            725
Dilutive effect of restricted stock                            59           41            56             37
                                                          -------      -------       -------        -------
Diluted weighted average shares outstanding                19,806       19,042        19,250         18,738
                                                          =======      =======       =======        =======
Earnings before cumulative effect of change
  in accounting principle                                 $ 4,903      $ 3,158       $16,714       $ 11,142
Cumulative effect of change in accounting
  principle                                                     -            -             -         (1,587)
                                                          -------      -------       -------        -------
Net earnings                                              $ 4,903      $ 3,158       $16,714        $ 9,555
                                                          =======      =======       =======        =======
Basic earnings per common share:
  Basic earnings before cumulative effect
    of change in accounting principle                     $  0.26      $  0.17       $  0.92        $  0.62
  Cumulative effect of change in accounting
    principle                                                   -            -             -          (0.09)
                                                          -------      -------       -------        -------
Basic earnings per common share                           $  0.26      $  0.17       $  0.92        $  0.53
                                                          =======      =======       =======        =======
Diluted earnings per common share:
  Diluted earnings before cumulative effect
    of change in accounting principle                     $  0.25      $  0.17       $  0.87        $  0.59
  Cumulative effect of change in accounting
    principle                                                   -            -             -          (0.08)
                                                          -------      -------       -------        -------
Diluted earnings per common share                         $  0.25      $  0.17       $  0.87        $  0.51
                                                          =======      =======       =======        =======

6. Comprehensive Income

For the quarters and nine months ended October 1, 2000 and September 26, 1999, there was no difference between the Company’s net earnings and comprehensive income.

7. Shareholders' Equity

In February 2000, the Company’s Board of Directors authorized the Company to purchase up to $10.0 million of its common stock, through open market transactions, block purchases, or in privately negotiated transactions. In April 2000, the Company’s Board of Directors further increased the dollar amount of the Company’s common stock authorized to be repurchased from $10.0 million to $25.0 million. During the first nine months ended October 1, 2000, the Company purchased an aggregate 654,000 shares of its common stock for a total purchase price of $7,864,000(average price of $12.02 per share).

8. Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company beginning in the first quarter of fiscal year 2001. The Company believes that the adoption of the Statements will not have a material effect on its financial statements, based on current activities.

9. Business Combinations and Joint Ventures

In July 2000, the Company acquired the ownership interest of its partners in two joint ventures. The first partner, located in the Tampa, Florida market, had an ownership interest of approximately 10% in five LongHorn Steakhouse restaurants. The interest was purchased for an aggregate price of approximately $1.2 million, comprised of $312,500 in cash and 48,492 shares of Company common stock. Two partners, located in the North Carolina market, had an approximate one-third ownership interest in 14 LongHorn Steakhouse restaurants. Their interests were purchased for an aggregate price of approximately $9.0 million, comprised of $3.0 million in cash and 307,035 shares of Company common stock. Both of these transactions were accounted for under the purchase method of accounting.

10. Subsequent Event

In October 2000, the Company entered into an interest rate swap agreement with a commercial bank, which effectively fixes the interest rate at 6.52%, plus a margin of 1.25% to 2.0% (depending on the Company’s leverage ratio) on $15.0 million of the Company’s borrowings through May 2001, increasing to $25.0 million through March 2003, and increasing to $50.0 million through October 2003. When combined with the Company’s existing interest rate swap agreement, the interest rate on $50.0 million of the Company’s borrowings has effectively been fixed at 6.226%, plus the margin, through May 2001; 6.31%, plus the margin, through March 2003; and 6.52%, plus the margin, through October 2003. The margin on October 1, 2000 was 1.25%; however, the margin is expected to be 1.5% during the fourth quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 18.2% and 22.0% for the quarter and nine months ended October 1, 2000, respectively, as compared to the same periods of the prior fiscal year.

The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four quarters is typically made up of 13 weeks; however, since fiscal 2000 will be a 53-week period, the first quarter of 2000 contained 14 weeks. This additional week had a favorable effect on the Company’s revenue comparisons and operating results for the first nine months of 2000.

Same store sales comparisons for each of the Company’s restaurant concepts for the quarter ended October 1, 2000, consist of sales at restaurants opened prior to December 28, 1998.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the quarter and nine months ended October 1, 2000, increased 22.5% and 26.1%, respectively, as compared to the same periods of the prior fiscal year. The increases reflect a 15.5% and 17.8% increase in restaurant operating weeks in the quarter and nine months ended October 1, 2000, respectively, as compared to the same periods of the prior fiscal year, resulting primarily from an increase in the restaurant base from 114 LongHorn Steakhouse restaurants at the end of the third quarter of 1999 to 133 at the end of the third quarter of 2000. Total operating weeks for the nine months ended October 1, 2000 were positively affected by the additional week in the first quarter 2000 14-week operating period as compared to 13-weeks in the first quarter of 1999. Average weekly sales for all LongHorn Steakhouse restaurants in the third quarter of 2000 was $47,169, a 6.0% increase over the comparable period in 1999. Same store sales for the comparable LongHorn Steakhouse restaurants increased 4.9% in the third quarter of 2000 as compared to the same period in 1999, primarily due to an increase in customer counts.

The Capital Grille:

Sales in The Capital Grille restaurants increased 15.1% and 14.3% for the third quarter and nine months ended October 1, 2000, compared to the same periods in 1999. There were 11 The Capital Grille restaurants open during all of periods presented; however total operating weeks for the nine months ended October 1, 2000 were positively affected by the additional week in the first quarter 2000 14-week operating period. Average weekly sales for all The Capital Grille restaurants in the third quarter of 2000 was $103,959, a 15.1% increase from the comparable period in 1999. Same store sales for the comparable The Capital Grille restaurants increased 11.8% in the third quarter of 2000, as compared to the same period in 1999, primarily due to an increase in customer counts.

Bugaboo Creek:

Sales in the Bugaboo Creek restaurants for the quarter and nine months ended October 1, 2000 increased 4.1% and 12.3%, respectively, as compared to the same periods of the prior year. The increases reflect a 3.5% and 7.8% increase in restaurant weeks in the quarter and nine months ended October 1, 2000, respectively, compared to the same periods of the prior year, resulting primarily from an increase in the restaurant base from 17 Bugaboo Creek restaurants at September 26, 1999 to 18 restaurants at the end of the third quarter 2000. Total operating weeks for the nine months ended October 1, 2000 were positively affected by the additional week in the first quarter 2000 14-week operating period. Average weekly sales for all Bugaboo Creek restaurants in the third quarter of 2000 was $67,967, a 0.5% increase from the comparable period for 1999. Same store sales for the comparable Bugaboo Creek restaurants in the third quarter of 2000 increased 1.1% as compared to the same period in 1999, primarily due to an increase in customer counts.

Franchise Revenue:

Franchise revenues increased to $92,000 and $289,000 for the quarter and nine months ended October 1, 2000, respectively, as compared to $45,000 and $124,000 for the quarter and nine months ended September 26, 1999, respectively. These increases were primarily the result of the opening of franchised LongHorn Steakhouse restaurants in September 1999 and February 2000.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales decreased to 36.0% from 36.4% for the third quarter of 2000 and decreased to 35.8% from 36.0% for the nine months ended October 1, 2000, as compared to the respective periods in 1999. The decreases for the periods ended October 1, 2000 were due to more favorable pricing on products utilized by the Company.

Restaurant operating expense as a percentage of restaurant sales decreased to 44.9% from 45.9% for the third quarter of 2000 and to 44.1% from 45.1% for the first nine months of 2000 as compared to the respective periods in 1999. The decrease in restaurant operating expense as a percent of sales was due to higher aggregate and average unit sales levels and the corresponding leverage of fixed and semi-fixed expenses, as well as lower promotional and advertising expenses, particularly at the Bugaboo Creek concept, along with lower credit card fees and insurance expense.

Restaurant depreciation and amortization decreased as a percentage of restaurant sales compared to the corresponding periods of the prior year due to an increase in average unit sales providing greater leverage of this fixed expense.

In March 2000, an ongoing legal dispute with a former joint venture partner was resolved by an arbitrator, resulting in a judgment against the Company in the amount of $2.0 million. Accordingly, the Company recognized a nonrecurring charge of $1.0 million ($670,000 net of income taxes) in the first quarter of 2000, for amounts not previously reserved for this dispute.

Pre-opening expense for the third quarter 2000 was $1,015,000 relating to the six LongHorn restaurants opened during the quarter, as well as incurred expenses relating to restaurants that had not yet opened as of the end of the quarter.

General and administrative expenses as a percentage of total revenues increased to 6.9% from 6.8% for the third quarter of 2000 and decreased to 6.8% from 6.9% for the nine months ending October 1, 2000 as compared to the respective periods for 1999. The increase for the third quarter of 2000, as compared to the same period of the prior year, was primarily due to higher goodwill amortization resulting from the purchase in July 2000 of the ownership interest of joint venture partners in the Tampa, Florida and North Carolina markets, as well as the increased goodwill amortization resulting from the purchase of the joint venture interest in South Florida in September 1999. The decrease for the nine months ended October 1, 2000, was principally due to greater leverage of fixed and semi-fixed general and administrative expenses partially offset by the increase in goodwill amortization.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income increased to $8.4 million for the third quarter of 2000 from $5.9 million for the corresponding period of the prior year.

Interest expense, net increased to approximately $1.0 million in the third quarter of 2000 from $870,000 for the corresponding period of the prior year primarily due to higher average borrowings under the Company’s revolving credit facility and the amortization of loan costs associated with the amendment of the credit facility in October 1999.

Minority interest expense decreased to $122,000 for the third quarter of 2000 from $291,000 for the same period of the prior year primarily due to the July 2000 and September 1999 purchase of joint venture partnership interests eliminating the minority interest charge relating to these restaurants. The decrease in minority interest was partially offset by improved operating results at the remaining joint venture owned LongHorn Steakhouse restaurants.

Income tax expense for the third quarter of 2000 was 32.9% of earnings before income taxes bringing the Company’s effective tax rate for the first nine months of 2000 to 33.1%. This compares to 33.1% of earnings before income taxes and cumulative effect of change in accounting principle for the third quarter of 1999 and 33.0% for the first nine months of 1999. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits and work opportunity tax credits partially offset by state income taxes.

Net earnings increased to $4.9 million for the third quarter of 2000 from net earnings of $3.2 million for the third quarter of 1999, reflecting the net effect of the items discussed above.

Liquidity and Capital Resources

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first nine months of 2000 the Company’s principal sources of working capital were cash provided by operating activities ($26.4 million), proceeds from the exercise of employee stock options ($4.9 million), and borrowing under the Company’s revolving credit facility ($11.2 million). For the nine months ended October 1, 2000 the principal uses of working capital were capital expenditures ($36.2 million) for new and improved facilities and the purchase of Company common stock for treasury ($7.9 million). As of October 1, 2000 the Company had $51.2 million outstanding under the Company’s $100 million revolving credit facility.

The Company intends to open 17 Company-owned LongHorn Steakhouse restaurants, one The Capital Grille restaurant and one Bugaboo Creek restaurant in fiscal year 2000. The Company estimates that its capital expenditures for fiscal year 2000 will be approximately $45-50 million. During the first nine months of 2000, the Company opened 15 LongHorn Steakhouse restaurants, and as of November 10, 2000, has opened two LongHorn Steakhouse restaurants in the fourth quarter 2000. One Bugaboo Creek restaurant and one The Capital Grille restaurant are expected to be opened by the end of 2000. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through the year 2002.

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company beginning in the first quarter of fiscal year 2001. The Company believes that the adoption of the Statements will not have a material effect on its financial statements, based on current activities.

Forward-Looking Statements

Statements contained in this Report concerning future results, performance or expectations are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this Report are based upon information available to the Company on the date of this Report. All forward-looking statements involve risks and uncertainties that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements, such as: the Company’s ability to open the anticipated number of new restaurants on time and within budget; the Company’s ability to continue to increase same-store sales at anticipated rates; a recession or other negative effect on business dining patterns, or some other negative effect on the economy in general; unexpected increases in cost of sales or other expenses; and the impact of any negative publicity or public attitudes related to the consumption of beef. Other risks and uncertainties include fluctuations in quarterly operating results, seasonality, guest trends, competition and risks associated with the development and management of new restaurant sites. More information about factors that potentially may affect the Company’s results, performance or development is included in the Company’s other filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended December 26, 1999, and the Company’s press releases and other communications.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of November 10, 2000, $56.4 million was outstanding under the Company’s $100 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest plus a margin of 0% to 0.75% (depending on the Company’s leverage ratio) at the Company’s option. Accordingly, the Company is exposed to the impact of interest rate fluctuations. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company from time to time uses interest rate swaps.

The Company has interest rate swap agreements with commercial banks, which effectively fix the interest rate on $50.0 million of the Company’s borrowings at 6.226%, plus the margin, through May 2001; 6.31%, plus the margin, through March 2003; and 6.52%, plus the margin, through October 2003. The margin on October 1, 2000 was 1.25%; however, the margin is expected to be 1.5% during the fourth quarter of 2000. The Company is exposed to credit losses on this interest rate swap in the event of counterparty non-performance, but does not anticipate any such losses.

While changes in LIBOR and the administrative agent’s prime rate of interest could affect the cost of borrowings under the credit facility in excess of amounts covered by the interest rate swap agreement (of which only $6.4 million was outstanding in excess of amounts covered by the interest rate swap agreement as of November 10, 2000) in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial condition, results of operations or cash flows would not be material.

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At October 1, 2000, the Company had $149,000 invested in high-grade overnight repurchase agreements.

Part II - Other Information

Item 1. Legal Proceedings

In March 2000, an ongoing legal dispute with a former joint venture partner was resolved by an arbitrator, resulting in a judgment against the Company in the amount of $2.0 million. The Company recognized a nonrecurring charge of $1.0 million ($670,000 net of income taxes) in the first quarter 2000, for amounts not previously reserved for this dispute.

Item 2. Changes in Securities and Use of Proceeds

On July 3, 2000, the Company issued an aggregate of 307,035 shares of its common stock, no par value, to two joint venture partners in Carolina Steakhouse Ventures, W.B. Dukes & Associates, Inc. and WBD Columbia, Inc. in partial consideration for the assignment to the Company of all of their ownership interest in and right and title to Carolina Steakhouse Ventures. The Company also paid approximately $3.0 million in cash to W.B. Dukes & Associates, Inc. and WBD Columbia, Inc. These shares of common stock were issued in an unregistered, non-public offering in which no underwriters participated. The issuance of these was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933 and of Regulation D of the Securities and Exchange Act of 1934. See note 9 of the Notes to Consolidated Financial Statements for further information regarding this transaction.

On July 11, 2000, the Company issued 48,492 shares of its common stock, no par value, to RMA Enterprises, Inc. in partial consideration for the assignment to the Company of all of RMA Enterprises, Inc.‘s ownership interest in and right and title to RMA-LSI Joint Venture. The Company also paid approximately $300,000 in cash to RMA Enterprises, Inc. The shares of common stock were issued in an unregistered, non-public offering in which no underwriters participated. The issuance of these securities was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933 and of Regulation D of the Securities and Exchange Act of 1934. See Note 9 of the Notes to Consolidated Financial Statements for further information regarding this transaction.

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

Date:    November 15, 2000                            /s/ W. Douglas Benn
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