Form 10-K
period 2000-12-31
RARE HOSPITALITY INTERNATIONAL INC
filed 2001-03-28
CIK 883976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
COMMISSION FILE NUMBER 0-19924

RARE HOSPITALITY INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Internal Revenue Service - Employer Identification No. 58-1498312

8215 Roswell Rd; Bldg. 600; Atlanta, GA 30350
(770) 399-9595

Securities Registered Pursuant to Section 12(b) of the Act:

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE
 (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 2, 2001, the aggregate market value of the voting stock held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are “affiliates” of the Registrant) of the Registrant was $606,216,214 based upon the last reported sale price in the Nasdaq National Market on March 2, 2001 of $30.094.

As of March 2, 2001, the number of shares outstanding of the Registrant’s Common Stock, no par value, was 21,107,127.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 14, 2001 are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in the following pages, particularly regarding estimates of the number and locations of new restaurants that RARE Hospitality International, Inc. and its subsidiaries (the "Company") intend to open during fiscal 2001, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-K are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-K, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: failure of facts to conform to necessary management estimates and assumptions; the Company's ability to identify and secure suitable locations on acceptable terms, open the anticipated number of new restaurants on time and within budget, continue to increase same store sales at anticipated rates, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company's business discipline over a large restaurant base; unexpected increases in cost of sales or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef; competitive pressures from other national and regional restaurant chains; business conditions, such as inflation or a recession, and growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; the risks set forth in Exhibit 99(a) to this Form 10-K which are hereby incorporated by reference and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

RARE HOSPITALITY INTERNATIONAL, INC.

INDEX

                                                                            Page
 Part I                                                                     ----

   Item 1.         Business                                                   4
   Item 2.         Properties                                                13
   Item 3.         Legal Proceedings                                         13
   Item 4.         Submission of Matters to a Vote of Security
                     Holders                                                 13

 Part II
   Item 5.         Market for Registrant's Common Equity and Related
                     Stockholder Matters 13
   Item 6.         Selected Financial Data                                   15
   Item 7.         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     16
   Item 7A.        Quantitative and Qualitative Disclosures About
                     Market Risk                                             22
   Item 8.         Financial Statements and Supplementary Data               24
   Item 9.         Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                     42

 Part III
   Item 10.        Directors and Executive Officers of the Registrant        43
   Item 11.        Executive Compensation                                    43
   Item 12.        Security Ownership of Certain Beneficial Owners
                     and Management                                          43
   Item 13.        Certain Relationships and Related Transactions            43

 Part IV
   Item 14.        Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K                                     43
 Signatures                                                                  46
 Financial Statement Schedules
 Exhibits

PART I

ITEM 1. BUSINESS

GENERAL

RARE Hospitality International, Inc. and subsidiaries (the "Company"), formerly known as LongHorn Steaks, Inc., operates and franchises 180 restaurants as of March 2, 2001, including 146 LongHorn Steakhouse restaurants, 19 restaurants operated under the names Bugaboo Creek Steak House and Bugaboo Creek Lodge & Bar ("Bugaboo Creek"), and 13 The Capital Grille restaurants, as well as two additional restaurants (the "specialty restaurants"), Hemenway's Seafood Grille & Oyster Bar ("Hemenway's") and The Old Grist Mill Tavern. The Company was incorporated in Georgia in December 1982.

On January 13, 1997, the Company changed its name from LongHorn Steaks, Inc. to RARE Hospitality International, Inc., to reflect the fact that it no longer operated only LongHorn Steakhouse restaurants. As a result of this change, the Company's common stock, which had traded on the Nasdaq National Market under the symbol "LOHO", began trading under its current symbol "RARE".

CONCEPTS

LongHorn Steakhouse restaurants, which are located primarily in the southeastern and midwestern of the United States, are casual dining, full-service restaurants that serve lunch and dinner, offer full liquor service and feature a menu consisting of fresh cut steaks, as well as salmon, shrimp, chicken, ribs, pork chops and prime rib. LongHorn Steakhouse restaurants emphasize high quality, moderately priced food and attentive, friendly service, provided in a casual atmosphere resembling a Texas-style steakhouse.

Bugaboo Creek restaurants are located in the eastern half of the United States. The Bugaboo Creek restaurants are casual dining restaurants designed to resemble a Canadian Rocky Mountain lodge. Menu offerings include seasoned steaks, prime rib, spit-roasted half chickens, smoked baby back ribs, grilled salmon and a variety of freshwater fish.

The Capital Grille restaurants are located in major metropolitan areas across the United States. These restaurants are fine-dining restaurants with menu offerings ranging from chilled baby lobster and beluga caviar appetizers to entrees of dry aged steaks, lamb and veal steaks, lobster, grilled salmon and chicken and an award-winning wine list of over 300 selections.

RESTAURANT LOCATIONS

The following tables set forth the location of each existing restaurant and restaurant under construction by concept at March 2, 2001 and the number of restaurants in each area.

LONGHORN STEAKHOUSE RESTAURANTS

EXISTING COMPANY-OWNED/JOINT VENTURE RESTAURANTS

       ALABAMA
         Dothan                                                           1
         Hoover                                                           1
         Huntsville                                                       1
         Mobile                                                           1
         Montgomery                                                       1
       FLORIDA
         Daytona Beach                                                    1
         Destin                                                           1
         Ft. Myers                                                        2
         Jacksonville                                                     4
         Miami/Ft. Lauderdale                                             6
         Ocala                                                            1
         Orlando                                                          8
         St. Augustine                                                    1
         Tallahassee                                                      1
         Tampa/ St. Petersburg                                            8
         West Palm Beach                                                  2
       GEORGIA
         Albany                                                           1
         Athens                                                           1
         Atlanta                                                         28
         Augusta                                                          1
         Cartersville                                                     1
         Columbus                                                         1
         Macon                                                            1
         Rome                                                             1
         Savannah                                                         1
         Statesboro                                                       1
         Valdosta                                                         1
         Warner Robbins                                                   1
       ILLINOIS
         Fairview Heights                                                 1
       KANSAS
         Leawood                                                          1
       KENTUCKY
         Bowling Green                                                    1
         Florence                                                         1
       MASSACUSETTS
         Boston                                                           2
       MISSOURI
         Kansas City                                                      1
         St. Louis                                                        6
       NEW HAMPSHIRE
         Concord                                                          2
       NEW JERSEY
         Rochelle Park                                                    1
       NORTH CAROLINA
         Burlington                                                       1
         Charlotte                                                        7
         Greensboro/High Point/Winston-Salem                              3
       OHIO
         Cincinnati                                                       4
         Cleveland                                                        9
         Columbus                                                         6
       PENNSYLVANIA
         Erie                                                             1
       RHODE ISLAND
         Warwick                                                          1
       SOUTH CAROLINA
         Columbia                                                         3
         Greenville/Spartanburg                                           2
         Hilton Head                                                      1
         Mt. Pleasant                                                     1
         Rock Hill                                                        1
       TENNESSEE
         Chattanooga                                                      1
         Clarksville                                                      1
         Nashville                                                        5
       WEST VIRGINIA
         Charleston                                                       1

          Total Existing Company-Owned/Joint Venture Restaurants        143

EXISTING FRANCHISEE-OWNED RESTAURANTS

         Bayamon                                                          1
         Carolina                                                         1
         San Patricio                                                     1

            Total Existing Franchisee-Owned Restaurants                   3

            Total LongHorn Steakhouse Restaurants                       146

BUGABOO CREEK RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

          Manchester                                                       1
        DELAWARE
          Newark                                                           1
        GEORGIA
          Atlanta                                                          1
        MAINE
          Bangor                                                           1
          Portland                                                         1
        MARYLAND
          Gaithersburg                                                     1
        MASSACHUSETTS
          Boston                                                           6
          Seekonk                                                          1
        NEW HAMPSHIRE
          Newington                                                        1
        NEW YORK
          Albany                                                           1
          Poughkeepsie                                                     1
          Rochester                                                        1
        PENNSYLVANIA
          Philadelphia                                                     1
        RHODE ISLAND
          Warwick                                                          1

             Total Bugaboo Creek Restaurants                              19

THE CAPITAL GRILLE RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

          Washington                                                       1
        FLORIDA
          Miami                                                            1
        ILLINOIS
          Chicago                                                          1
        MASSACHUSETTS
          Boston                                                           2
        MICHIGAN
          Troy                                                             1
        MINNESOTA
          Minneapolis                                                      1
        NORTH CAROLINA
          Charlotte                                                        1
        PENNSYLVANIA
          Philadelphia                                                     1
        RHODE ISLAND
          Providence                                                       1
        TEXAS
          Dallas                                                           1
          Houston                                                          1
        VIRGINIA
          McLean                                                           1

             Total The Capital Grille Restaurants                         13

SPECIALTY RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

          The Old Grist Mill Tavern, Seekonk                               1
        RHODE ISLAND
          Hemenway's Seafood Grille & Oyster Bar, Providence           1

             Total Specialty Restaurants                                   2

RESTAURANTS UNDER CONSTRUCTION

          LongHorn Steakhouse, Prattville                                  1
        FLORIDA
          LongHorn Steakhouse, Jacksonville                                1
        GEORGIA
          The Capital Grille, Atlanta                                      1
        OHIO
          LongHorn Steakhouse, Cleveland                                   1
        MASSACHUSETTS
          LongHorn Steakhouse, Boston                                      1
          LongHorn Steakhouse, Marlboro                                    1
        MISSOURI
          The Capital Grille, Kansas City                                  1

             Total Restaurants Under Construction                          7

UNIT ECONOMICS

LongHorn Steakhouse

The Company has modified its LongHorn Steakhouse prototype restaurant design, increasing its average seating capacity from approximately 150 seats for LongHorn Steakhouse restaurants open prior to 1994 to an average of 190 seats in approximately 5,100 square feet of space for prototypical LongHorn Steakhouse restaurants opened in 2000. The objective of these modifications was to increase the Company’s return on investment on new LongHorn Steakhouse restaurants through increasing the sales capacity and reducing capital expenditures as a percentage of revenue. The Company intends to continue to use leasing as its preferred arrangement for LongHorn Steakhouse sites and currently leases all but 34 of its LongHorn Steakhouse restaurants in operation and owns two sites for restaurants under construction and owns one site for a restaurant to go under construction in March 2001. The Company purchases land only in those circumstances it believes are cost-effective. Five of the 17 LongHorn Steakhouse restaurants opened in 2000 were located on property purchased at an average cost of approximately $755,000 per location. The average cash investment to construct a LongHorn Steakhouse restaurant in 2000 was approximately $1,464,000, excluding real estate costs and excluding pre-opening expenses of approximately $164,000. Through December 27, 1998 the Company amortized pre-opening expenses over the first 12 months of a restaurant’s operation. After December 27, 1998, in accordance with Statement of Position 98-5 Reporting on the Costs of Start-up Activities (“SOP 98-5”), the Company began to expense pre-opening costs as incurred.

Bugaboo Creek

The Company has developed a Bugaboo Creek restaurant design, which served as the prototype for the Bugaboo Creek restaurants constructed in 1999 and 2000. This modified design is smaller than earlier designs and utilizes approximately 7,400 square feet with a capacity of approximately 230 seats. The Company is in the process of further refining the prototype, with the objective of reducing the capital expenditure required for new restaurant construction and reducing ongoing operating costs at new restaurants.

The Company intends to continue to emphasize leasing as its preferred arrangement for Bugaboo Creek sites and currently leases all but one of its Bugaboo Creek sites. The Company purchases land only in those circumstances it believes are cost-effective. The Bugaboo Creek restaurant opened in 2000 was located on leased property. The cash investment to construct the Bugaboo Creek restaurant opened in 2000 was approximately $2,145,000, excluding pre-opening expenses of approximately $209,000. Through December 27, 1998, the Company amortized pre-opening expenses over the first 12 months of a restaurant’s operation. After December 27, 1998, in accordance with SOP 98-5, the Company began to expense pre-opening costs as incurred.

The Capital Grille

The Capital Grille restaurant development strategy includes the use of sites that are historic or unique in nature. Accordingly, the Company utilizes methods to balance control of the construction costs with the retention of the unique ambiance of each location. The Company intends to continue to emphasize leasing as its preferred arrangement for The Capital Grille sites and currently leases all of its The Capital Grille sites. The Company intends to purchase land only in those circumstances it believes are cost-effective. The cash investment to construct the Capital Grille restaurant opened in 2000 was approximately $1,811,000 (net of landlord allowances) and excluding pre-opening expenses of approximately $299,000. The Capital Grille restaurant opened in 2000 was located on leased property. Through December 27, 1998, the Company amortized pre-opening expenses over the first 12 months of each restaurant’s operation. After December 27, 1998, in accordance with SOP 98-5, the Company began to expense pre-opening costs as incurred.

EXPANSION STRATEGY

LongHorn Steakhouse and Bugaboo Creek restaurants:

The Company plans to expand through the development of additional Company-owned LongHorn Steakhouse and Bugaboo Creek restaurants in existing markets and in selected new markets in the Eastern half of the United States. The Company believes that clustering in existing and new markets enhances its ability to supervise operations, market the Company's concepts and distribute supplies. The Company, however, also intends to open single restaurants in smaller markets in sufficiently close proximity to the Company’s other markets to enable the Company to efficiently supervise operations and distribute supplies. LongHorn Steakhouse restaurants are currently located primarily in the southeastern and midwestern regions of the United States, and Bugaboo Creek restaurants are located in the Eastern half of the United States.

The Capital Grille:

The Company plans to expand through the development of additional Company-owned The Capital Grille restaurants in selected metropolitan markets nationwide.

Overall:

Company’s restaurant development objective is to increase earnings by expanding market share in existing markets and by developing restaurants in new markets. The Company currently plans to open 22 to 25 Company-owned restaurants in 2001: 18 to 21 LongHorn Steakhouse restaurants; one Bugaboo Creek restaurant and three The Capital Grille restaurants. Of the restaurants proposed for 2001, the Company has opened eight LongHorn Steakhouse restaurants and one The Capital Grille restaurant, has seven restaurants under construction in Alabama, Florida, Georgia, Massachusetts, Missouri and Ohio, and has signed leases or purchased land for six additional restaurants as of March 2, 2001. The Company expects that all of the restaurants to be opened in 2001 will be Company-owned.

In July 2000, the Company acquired the ownership interest of its partners in two joint ventures. The first joint venture partner, located in the Tampa, Florida market, had an ownership interest of approximately 10% in five LongHorn Steakhouse restaurants. The partner's interest was purchased for an aggregate price of approximately $1.2 million, comprised of $287,500 in cash, a $25,000 note payable and 48,492 shares of Company common stock. The second joint venture, comprised of two partners, located in the North Carolina market, had an approximate one-third ownership interest in 14 LongHorn Steakhouse restaurants. Their interests were purchased for an aggregate price of approximately $9.0 million, comprised of $2.9 million in cash, a $100,000 note payable, and 307,035 shares of Company common stock. Both of these transactions were accounted for under the purchase method of accounting.

The Company will continue to evaluate suitable acquisitions in the restaurant industry as they are identified. The Company will continue to evaluate franchising of either LongHorn Steakhouse restaurants or Bugaboo Creek restaurants in markets in which the Company would not otherwise expand.

SITE SELECTION AND RESTAURANT LAYOUT

The Company considers the location of a restaurant to be a critical factor to the unit’s long-term success and devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, target population density and household income level as well as specific site characteristics, such as visibility, accessibility and traffic volumes. The Company also reviews potential competition and the sales of national chain restaurants operating in the area. Senior management inspects and approves each restaurant site. It typically takes approximately 100 to 120 days to construct and open a new LongHorn Steakhouse restaurant, approximately 130 to 140 days to construct and open a new Bugaboo Creek restaurant and approximately 170 to 185 days to construct and open a new The Capital Grille restaurant. While the Company will consider the option of purchasing sites for its new restaurants where it is cost-effective to do so, currently all but 39 of the Company’s restaurant sites are leased (including two Company owned sites for restaurants currently under construction and one Company owned site for a restaurant to go under construction in March 2001).

The Company has modified its LongHorn Steakhouse prototype restaurant design, increasing its average seating capacity from approximately 150 seats for LongHorn Steakhouse restaurants open prior to 1994 to an average of 190 seats in approximately 5,100 square feet of space for prototypical LongHorn Steakhouse restaurants opened in 2000. An expanded kitchen design incorporating equipment needed for a broader menu is also part of the prototype. The Company believes its kitchen design simplifies training, lowers costs and improves the consistency and quality of the food. The prototype restaurant design also includes cosmetic changes that provide a total restaurant concept intended to be inviting and comfortable while maintaining the ambiance of a Texas-style steakhouse.

The Company has renovated and remodeled some of the older LongHorn Steakhouse restaurants to include cosmetic improvements such as repainting and refinishing, new booths, new lighting and various decor adjustments. Exterior improvements encompassed repainting and additional lighting designed to convey a more inviting image.

The Company has modified its Bugaboo Creek prototype restaurant design to incorporate a smaller seating capacity than its average restaurant. This new prototype was utilized for the Bugaboo Creek restaurants opened in 1999 and 2000. The Company has implemented the new prototype with the objective of reducing the capital expenditures required for new restaurant construction and reducing ongoing operating costs.

RESTAURANT OPERATIONS

Management and Employees. The management staff of a typical Company restaurant consists of one general manager or managing partner, two to four assistant managers and one or two kitchen managers. In addition, a typical LongHorn Steakhouse restaurant employs approximately 40 to 80 staff members, a typical Bugaboo Creek restaurant employs approximately 50 to 85 staff members, and a typical The Capital Grille restaurant employs approximately 60 to 80 staff members. The general manager or managing partner of each restaurant has primary responsibility for the day-to-day operation of the restaurant and is responsible for maintaining Company-established operating standards. The Company employs LongHorn Steakhouse regional managers, who each have responsibility for the operating performance of two to seven Company-owned LongHorn Steakhouse restaurants or joint venture restaurants and report directly to one of the four Regional Vice Presidents for the LongHorn Steakhouse concept. The Regional Vice Presidents report to the Senior Vice President of Operations of the LongHorn Steakhouse division. The Company employs Bugaboo Creek regional managers, who each have responsibility for the operating performance of from four to six Bugaboo Creek restaurants and The Old Grist Mill Tavern. All of these regional managers report directly to the Vice President of Operations for the Bugaboo Creek concept. The Company also employs regional managers who each have responsibility for from three to five The Capital Grille restaurants and Hemenway’s, all reporting directly to the Vice President of Operations for The Capital Grille.

The Company seeks to recruit managers with substantial restaurant experience. The Company selects its restaurant personnel utilizing a selection process which includes psychological and analytical testing which is designed to identify individuals with those traits the Company believes are important to achieving success in the restaurant industry. The Company requires new managers to complete an intensive training program focused on both on-the-job training as well as a rigorous in-house classroom-based educational course. The program is designed to encompass all phases of restaurant operations, including the Company’s philosophy, management strategy, policies, procedures and operating standards. Through its management information systems, senior management receives daily reports on sales, and weekly reports on guest counts, payroll, cost of sales and other restaurant operating expenses. Based upon these reports, management believes that it is able to closely monitor the Company’s operations.

The Company maintains performance measurement and incentive compensation programs for its management-level employees. The performance programs reward restaurant management teams with cash bonuses for meeting sales and profitability targets. The Company has also implemented a managing partner program in which qualifying general managers receive cash compensation and restricted stock awards based upon individual performance. During 2000, restricted stock awards were made to 13 LongHorn Steakhouse restaurant-level managing partners in compliance with their respective managing partner agreements.

Management Information Systems. The Company utilizes a Windows-based accounting software package and a network that enables electronic communication throughout the Company. In addition, all of the Company’s restaurants utilize touch screen POS systems and the LongHorn Steakhouse and Bugaboo Creek restaurants employ a theoretical food costing program. The Company utilizes these management information systems to develop pricing strategies, identify food cost issues, monitor new product reception and evaluate restaurant-level productivity. The Company expects to continue to develop its management information systems in each concept to assist restaurant management in analyzing their business and to improve efficiency.

Purchasing. The Company establishes product quality standards for beef and other protein products, then negotiates directly with suppliers to obtain the lowest possible prices for the required quality. The Company also utilizes long-term contracts on certain items to avoid short-term cost fluctuations. For the LongHorn Steakhouse and Bugaboo Creek restaurants, beef is aged at the facility of the Company’s largest distributor, who delivers the beef to the LongHorn Steakhouse and Bugaboo Creek restaurants when the age reaches specified guidelines. This arrangement is closely monitored by Company personnel and management believes it provides for efficient and cost-effective meat processing and distribution, while maintaining the Company’s control and supervision of purchasing and aging. The Company’s management negotiates directly with suppliers for most other food and beverage products to ensure uniform quality and adequate supplies and to obtain competitive prices. The Company purchases its meat, food and other supplies from a sufficient number of suppliers such that the loss of any one supplier would not have a material effect on the Company. The Company generally utilizes the same distribution system for each of its restaurant concepts.

Seasonality. Although individual restaurants have seasonal patterns of performance that depend on local factors, aggregate sales by the Company’s restaurants have not displayed pronounced seasonality, other than lower sales during the “back-to-school” season, which falls in the Company’s third fiscal quarter, and higher sales during the Christmas holiday season, which falls in the Company’s fourth fiscal quarter. Extreme weather, especially during the winter months, may adversely affect sales.

OWNERSHIP STRUCTURES

The Company's interests in its restaurants are divided into three categories: (1) Company-owned restaurants, (2) joint venture restaurants and (3) franchised restaurants.

Company-owned restaurants. As of March 2, 2001, 132 LongHorn Steakhouse restaurants, all Bugaboo Creek restaurants, all The Capital Grille restaurants, Hemenway's and The Old Grist Mill Tavern are owned and operated by the Company. The general manager of each of these restaurants is employed and compensated by the Company. See “Restaurant Operations - Management and Employees” above.

Joint Venture Restaurants. The Company is a partner in various joint venture partnerships and limited partnerships that, in the aggregate, operate 11 LongHorn Steakhouse restaurants as of March 2, 2001. Three of these restaurants are in joint ventures managed by the Company in and around the Daytona Beach market. Eight of these restaurants are in limited partnerships for the ownership of a single restaurant with an experienced restaurant operator who owns 10% of the venture. The joint venture and limited partnerships pay fees to the Company at the rate of $3,000 to $6,500 per restaurant per month.

The Company either controls its joint ventures’ use of its service marks or the joint ventures operate under franchise agreements with the Company. As of March 2, 2001, seven of the 11 restaurants operated by the Company’s joint venture partner and limited partnerships are operated under franchise agreements. Franchise agreements for joint ventures are modified by an addendum that provides that no franchise fee is payable and sets the royalty rate at 1.5% to 4% of gross sales. In the event that the Company’s partner in the joint venture or any other entity should acquire the joint venture’s restaurants, this addendum to the franchise agreement would terminate and the operation of the restaurants would continue under the terms of the franchise agreement. The joint venture partnerships are terminable by either joint venture partner upon default by the other partner.

Franchised Restaurants. The Company has one unaffiliated franchisee with an area development agreement with the right to operate franchised LongHorn Steakhouse restaurants in Puerto Rico. As of March 2, 2001, this franchisee operated three LongHorn Steakhouse restaurants in Puerto Rico.

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

SERVICE MARKS

The Company has registered LONGHORN STEAKS and design, LONGHORN STEAKHOUSE and design, BUGABOO CREEK STEAK HOUSE and design and THE CAPITAL GRILLE and design as service marks with the United States Patent and Trademark Office. The Company has additional registered marks used in connection with the operations of its various restaurants. The Company regards its service marks as having significant value and as being important factors in the marketing of its restaurants. The Company is aware of names and marks similar to the service marks of the Company used by other persons in certain geographic areas; however, the Company believes such uses will not adversely affect the Company. It is the Company’s policy to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

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

GOVERNMENT REGULATION

The Company is subject to various federal, state and local laws affecting its business. Each of the Company’s restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. In addition, most municipalities in which the Company’s restaurants are located require local business licenses. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. The Company is also subject to federal and state environmental regulations, but they have not had a material effect on the Company’s operations.

During 2000, approximately 14.8% of the Company’s restaurant sales are attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company’s restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The Company has not experienced and does not presently anticipate experiencing any significant delays or other problems in obtaining or renewing licenses or permits to sell alcoholic beverages; however, the failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations.

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

The Company’s restaurant operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements, overtime and tip credits. A significant number of the Company’s food service and preparation personnel receive gratuities and are paid at rates related to the federal minimum wage. Significant additional government-imposed increases in minimum wages, paid leaves-of-absence, mandated health benefits or increased tax reporting and tax payment requirements with respect to employees who receive gratuities would have an adverse effect on the profitability of the Company.

EMPLOYEES

As of March 2, 2001, the Company employed approximately 11,270 persons, 175 of whom were corporate personnel, 745 of whom were restaurant management personnel and the remainder of whom were hourly personnel. Of the 175 corporate employees, 97 are in management positions and 78 are administrative or office employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

As of March 2, 2001, all but 39 of the Company’s restaurants were located in leased space (including two sites for restaurants under construction and one site for a restaurant to go under construction in March 2001). Initial lease expirations typically range from ten to fifteen years, with the majority of these leases providing for an option to renew for at least one additional term of three to 15 years. All of the Company’s leases provide for a minimum annual rent, and approximately half of the leases call for additional rent based on sales volume (generally 2.0% to 8.0%) at the particular location over specified minimum levels. Generally the leases are net leases which require the Company to pay the costs of insurance, taxes and a portion of lessors’ operating costs.

The leases on the operating Company-owned restaurants will expire over the period from 2002 through 2031 (assuming exercise of all renewal options).

The Company owns two office buildings aggregating 15,000 square feet and leases a 15,000 square feet office building in which its corporate offices, LongHorn Steakhouse restaurant operations and The Capital Grille restaurant operations are headquartered. All three office buildings are located in Atlanta, Georgia. In addition, the Company leases approximately 1,500 square feet of space in East Providence, Rhode Island to house staff to support the operation of Bugaboo Creek restaurants.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of security holders during the fourth quarter of 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on the Nasdaq National Market under the symbol “RARE”. The table below sets forth the high and low sales prices of the Company’s common stock, as reported on the Nasdaq National Market, during the periods indicated, adjusted to give retroactive effect to the Company’s 50% stock dividend in 2000 (see Note 1 to the consolidated financial statements):

 FISCAL YEAR ENDED DECEMBER 31, 2000                           HIGH        LOW
 -----------------------------------                         --------    -------
 First Quarter                                               $14.8750    $9.8333
 Second Quarter                                               23.8333    12.7500
 Third Quarter                                                21.3333    16.4167
 Fourth Quarter                                               29.0000    19.1250

 FISCAL YEAR ENDED DECEMBER 26, 1999                           HIGH        LOW
 -----------------------------------                         --------    -------
 First Quarter                                               $10.4167    $8.5000
 Second Quarter                                               17.4583     8.8333
 Third Quarter                                                17.1667    11.7917
 Fourth Quarter                                               14.9167    10.0833

As of March 2, 2001, there were approximately 409 holders of record of the Company's common stock.

Since the Company’s initial public offering in 1992, the Company has not declared or paid any cash dividends or distributions on its capital stock. The Company does not intend to pay any cash dividends on its common stock in the foreseeable future, as the current policy of the Company’s Board of Directors is to retain all earnings to support operations and finance expansion. The Company’s existing revolving line of credit restricts the payment of cash dividends without prior lender approval. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Future declaration and payment of dividends, if any, will be determined in light of then current conditions, including the Company’s earnings, operations, capital requirements, financial condition, restrictions in financing arrangements and other factors deemed relevant by the Board of Directors.

In July 2000, the Company issued an aggregate of 307,035 shares of its common stock (the “Duke Shares”), to two joint venture partners in Carolina Steakhouse Ventures (W.B. Dukes & Associates, Inc. and WBD Columbia, Inc.) in partial consideration for the assignment to the Company of all of their ownership interest in and right and title to Carolina Steakhouse Ventures. The Company also paid approximately $2.9 million in cash and issued $100,000 in notes payable to W.B. Dukes & Associates, Inc. and WBD Columbia, Inc. These shares of common stock were issued in an unregistered, non-public offering in which no underwriters participated. The issuance of the Duke Shares was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933 and of Regulation D of the Securities Exchange Act of 1934.

In July 2000, the Company issued 48,492 shares of its common stock (the “Alterman Shares”), to RMA Enterprises, Inc. in partial consideration for the assignment to the Company of all of RMA Enterprises, Inc.‘s ownership interest in and right and title to RMA-LSI Joint Venture. The Company also paid $287,500 in cash and issued a $25,000 note payable to RMA Enterprises, Inc. The shares of common stock were issued in an unregistered, non-public offering in which no underwriters participated. The issuance of the Alterman Shares was made in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933 and of Regulation D of the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA

Following is selected consolidated financial data as of and for each of the fiscal years in the five-year period ended December 31, 2000. The Consolidated Financial Statements as of December 31, 2000 and December 26, 1999 and for each of the years in the three-year period ended December 31, 2000 and the independent auditors’ report thereon are included in this Form 10-K. The weighted average number of common shares and common share amounts have been restated to give retroactive effect to the Company’s 50% stock dividend in 2000 (see Note 1 to consolidated financial statements). The data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” also included in this Form 10-K.

                                                                     FISCAL YEARS ENDED
                                                 -------------------------------------------------------------
                                                   DEC 31,      DEC 26,     DEC 27,     DEC. 28,    DEC. 29,
                                                      2000         1999        1998         1997        1996
                                                 -------------------------------------------------------------
                                                            (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Restaurant sales                                $463,648     $382,275    $319,084    $ 264,727   $ 212,894
  Wholesale meat sales                                  --           --          --           --       2,547
  Franchise revenues                                   380          195          --           27         308
                                                 ---------    ---------    --------    ---------   ---------
     Total revenues                                464,028      382,470     319,084      264,754     215,749
Costs and expenses:
  Cost of restaurant sales                         166,421      137,416     116,602       97,568      78,637
  Cost of wholesale meat sales                          --           --          --           --       2,491
  Operating expenses-- restaurants                 204,652      171,943     142,730      119,480      94,587
  Operating expenses-- meat division                    --           --          --           --         234
  Provision for asset impairments,
     restaurant closings, and other charges             --        1,800       2,500       23,666       1,436
  Merger and conversion expenses                        --           --          --           --       2,900
  Depreciation and amortization--restaurants        17,022       15,249      17,636       15,218      12,191
  Pre-opening expense                                3,318        3,051          --           --          --
  General and administrative expenses               31,309       26,052      22,470       23,590      13,732
                                                 ---------    ---------    --------    ---------   ---------
    Total costs and expenses                       422,722      355,511     301,938      279,522     206,208
                                                 ---------    ---------    --------    ---------   ---------
    Operating income (loss)                         41,306       26,959      17,146    (14,768)        9,541
Interest expense (income), net                       4,159        3,866       2,939       1,245         (79)
Provision for litigation settlement                  1,000           --          --           --         605
Minority interest                                    1,407       1,609        1,334       1,219          602
                                                 ---------    ---------    --------    ---------   ---------
    Earnings (loss) before income taxes and
      cumulative effect of change in accounting
      principle                                     34,740       21,484      12,873     (17,232)       8,413
Income tax expense (benefit)                        11,480        7,060       4,120      (5,000)       3,170
                                                 ---------    ---------    --------    ---------   ---------
    Earnings (loss) before cumulative effect
      of change in accounting principle             23,260       14,424       8,753     (12,232)       5,243
    Cumulative effect of change in accounting
      principle (net of tax benefit of $760             --        1,587          --           --          --
                                                 ---------    ---------    --------    ---------   ---------
    Net earnings (loss                              23,260    $  12,837   $   8,753   $ (12,232)   $   5,243
                                                   =======      =======     =======     ========     =======
Basic earnings (loss) per common share before
  cumulative effect of  change in accounting
  principle                                     $     1.27   $     0.80   $    0.49   $   (0.69)   $    0.31
Cumulative effect per common share of
  change in accounting principle                        --         0.09          --           --          --
                                                 ---------    ---------    --------    ---------   ---------
Basic earnings (loss) per common share          $     1.27  $      0.71   $    0.49   $   (0.69)   $    0.31
                                                 =========    =========    ========    =========   =========
Diluted earnings (loss) per common share
  before cumulative effect of change in
  accounting principle                          $     1.20  $      0.76   $    0.48   $   (0.69)   $    0.30
Cumulative effect per common share of
  change in accounting principle                        --         0.08          --           --          --
                                                 --------- --------------------------------------------------
Diluted earnings (loss) per common share        $     1.20  $      0.68   $    0.48   $   (0.69)   $    0.30
Weighted average common shares                     =======      =======     =======     ========     =======
  outstanding (basic)                               18,271       18,048      18,006       17,627      16,953
Weighted average common shares                     =======      =======     =======     ========     =======
  outstanding (diluted)                            19,416        18,819      18,149       17,627      17,447
                                                   =======      =======     =======     ========     =======

                                                   ---------------------------------------------------------
                                                                     FISCAL YEARS ENDED
                                                   ---------------------------------------------------------
                                                   DEC 31,      DEC 26,     DEC 27,     DEC 28,      DEC 29,
                                                      2000         1999        1998         1997        1996
                                                    ------       ------      ------       ------      ------
                                                                       (in thousands)
    BALANCE SHEET DATA:
    Working capital (deficit)                    $(23,070)    $(11,031)    $  1,136     $  1,359    $  2,065
    Total assets                                   295,381      237,118     218,862      195,486     151,594
    Debt, net of current installments               51,000       40,000      48,000       43,000       7,100
    Obligations under capital leases, net of
      current installments                          20,969        9,732       9,732        5,051          --
    Minority interest                                1,469        3,982       2,610        4,890       3,301
    Total shareholders' equity                     167,257      137,584     120,618      111,980     121,384

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

General and administrative expenses include finance, accounting, management information systems, restaurant supervision expenses, and other administrative overhead related to support functions for Company-owned, joint venture, and franchise restaurant operations. Minority interest consists of the partners’ share of earnings in joint venture restaurants.

The Company defines the comparable restaurant base to include those restaurants open for a full 18 months prior to the beginning of each fiscal quarter. Average weekly sales are defined as total restaurant sales divided by restaurant weeks. A “restaurant week” is one week during which a single restaurant is open, so that two restaurants open during the same week constitutes two restaurant weeks.

The Company’s revenues and expenses can be affected significantly by the number and timing of the opening of additional restaurants. The timing of restaurant openings also can affect the average sales and other period-to-period comparisons.

The following table sets forth the percentage relationship to total revenues of the listed items included in the Company’s consolidated statements of operations, except as indicated:

                                                                  FISCAL YEARS ENDED
                                                         --------------------------------------
                                                          DEC 31,        DEC 26,       DEC 27,
                                                             2000          1999           1998
        Revenues:                                        --------------------------------------
         Restaurant sales:
         LongHorn Steakhouse                                  70.6%        68.1%         66.3%
         The Capital Grille                                  14.1           15.1          16.0
         Bugaboo Creek                                       13.6           14.9          15.7
         Other restaurants                                    1.6            1.8           2.0
                                                       ----------     ----------   -----------
            Total restaurant sales                           99.9           99.9         100.0
        Franchise revenues                                    0.1            0.1            --
                                                       ----------     ----------   -----------
            Total revenues                                  100.0          100.0         100.0
        Costs and expenses:
         Cost of restaurant sales(1)                         35.9           35.9          36.5
         Operating expenses--restaurants(1)                  44.1           45.0          44.7
         Provision for asset impairments,
          restaurant closings, and other charges               --            0.5           0.8
         Depreciation and amortization--restaurants(1)        3.7            4.0           5.5
         Pre-opening expense - restaurants(1)                 0.7            0.8            --
         General and administrative expenses                  6.7            6.8           7.0
                                                       ----------     ----------   -----------
            Total costs and expenses                         91.1           93.0          94.6
                                                       ----------     ----------   -----------
            Operating income                                  8.9            7.0           5.4
        Interest expense, net                                 0.9            1.0           0.9
        Provision for litigation settlement                   0.2             --            --
        Minority interest                                     0.3            0.4           0.4
                                                       ----------     ----------   -----------
            Earnings before income taxes and
              cumulative effect of change in accounting
              principle                                       7.5            5.6           4.0
         Income tax expense                                   2.5            1.8           1.3
                                                       ----------     ----------   -----------
            Earnings before cumulative effect of
             change in accounting principle                   5.0            3.8           2.7
        Cumulative effect of change in accounting
         principle (net of tax benefit                         --            0.4            --
                                                       ----------     ----------   -----------
          Net earnings                                        5.0%          3.4%          2.7%
                                                       ==========     ==========   ===========

(1) Cost of restaurant sales, restaurant operating expenses, depreciation and amortization and pre-opening expense are expressed as a percentage of total restaurant sales.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 26, 1999

REVENUES

Total revenues increased 21.3% to $464.0 million for 2000 compared to $382.5 million for 1999. The Company's fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four quarters is typically made up of 13 weeks; however, since fiscal 2000 was a 53-week period, the first quarter of 2000 contained 14 weeks. This additional week had a favorable effect on the Company's revenue comparisons and operating results for 2000.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants increased 25.8% to $327.8 million for 2000, compared to $260.5 million for 1999. The increase reflects a 17.2% increase in restaurant operating weeks in 2000 as compared to 1999, resulting from an increase in the restaurant base from 118 Company-owned and joint venture LongHorn Steakhouse restaurants at the end of 1999 to 135 restaurants at the end of 2000. Total operating weeks for 2000 were positively affected by the additional week in the 2000 53-week operating period as compared to 52-weeks in 1999. Average weekly sales for all company-owned and joint venture LongHorn Steakhouse restaurants in 2000 were $48,408, a 7.4% increase over 1999. Sales for the comparable LongHorn Steakhouse restaurants increased 5.6% in 2000 as compared to 1999. The increase in comparable restaurant sales for 2000 at LongHorn Steakhouse was attributable primarily to an increase in guest counts.

The Capital Grille:

Sales in The Capital Grille restaurants increased 13.0% to $65.4 million for 2000, compared to $57.9 million for 1999. The increase reflects a 3.0% increase in restaurant operating weeks in 2000 as compared to 1999, resulting from an increase in the restaurant base from 11 The Capital Grille restaurants at the end of 1999 to 12 restaurants at the end of 2000. Total operating weeks for 2000 were positively affected by the additional week in the 2000 53-week operating period as compared to 52-weeks in 1999. Average weekly sales for all The Capital Grille restaurants in 2000 were $111,025, a 9.7% increase from 1999. Sales for the comparable The Capital Grille restaurants increased 10.3% in 2000, as compared to 1999. The increase in comparable restaurant sales at The Capital Grille restaurants is attributable primarily to an increase in guest counts.

Bugaboo Creek:

Sales in the Bugaboo Creek restaurants increased 10.6% to $63.0 million for 2000, compared to $56.9 million for 1999. The increase reflects a 6.1% increase in restaurant weeks in 2000 as compared to 1999, resulting from an increase in the restaurant base from 18 Bugaboo Creek restaurants at the end of 1999 to 19 restaurants at the end of 2000. Total operating weeks for 2000 were positively affected by the additional week in the 2000 53-week operating period as compared to 52-weeks in 1999. Average weekly sales for all Bugaboo Creek restaurants in 2000 were $65,793, a 4.3% increase from 1999. Sales for the comparable Bugaboo Creek restaurants increased 4.5% in 2000, as compared to 1999. The increase in comparable restaurant sales at Bugaboo Creek restaurants is attributable primarily to an increase in guest counts.

Franchise Revenue:

During 1997, the Company acquired all of the LongHorn Steakhouse restaurants that were then paying franchise revenues. In September 1998, a franchise LongHorn Steakhouse restaurant opened in Puerto Rico. The franchisee began paying royalties in January 1999. No franchise revenues were earned during 1998. The Company’s franchisee opened one franchise LongHorn Steakhouse in Puerto Rico in each of 2000 and 1999. The Company earned $380,000 and $195,000 in franchise revenue in 2000 and 1999, respectively.

COSTS AND EXPENSES

Cost of restaurant sales, as a percentage of restaurant sales, remained constant at 35.9% in 2000 as compared to 1999.

Restaurant operating expenses decreased as a percentage of restaurant sales in 2000 to 44.1% from 45.0% in 1999. This was due to greater sales leverage of fixed and semi-fixed expenses (principally management labor and rent), partially offset by an increase in management incentives and advertising expense.

Depreciation and amortization – restaurants increased to $17.0 million in 2000 from $15.2 million in 1999 due to the Company’s new restaurant construction and remodeling programs, but decreased as a percent of total restaurant sales due to the effect of higher average weekly sales leveraging this relatively fixed expense item.

Pre-opening expense increased to $3.3 million in 2000 from $3.1 million in 1999, principally due to the opening of 19 Company owned restaurants in 2000 compared to the opening of 16 Company owned restaurants in 1999.

General and administrative expenses increased to $31.3 million in 2000 from $26.1 million in 1999, but decreased as a percent of total revenues to 6.7% from 6.8% in 1999. The increased costs in 2000 were primarily payroll related, associated with building the infrastructure necessary to support the Company’s growth and increased goodwill amortization associated with the acquisition of the joint venture partners’ ownership interest in 19 LongHorn Steakhouse restaurants in July 2000. General and administrative expenses, as a percent of total revenues, decreased slightly principally due to greater leverage of fixed and semi-fixed expenses.

Interest expense increased to $4.2 million in 2000 compared to $3.9 million in 1999. The increase in interest expense is due to higher average balances outstanding under the Company's obligations under capital leases as well as additional expenses associated with amending the Company's $100 million revolving credit facility. The Company's weighted average interest rate on borrowings, including the amortization of debt issue costs, under its revolving credit facility was approximately 8.6% in 2000, compared to 8.7 % in 1999.

In March 2000, an ongoing legal dispute with a former joint venture partner was resolved by an arbitrator, resulting in a judgement against the Company in the amount of $2 million. The Company’s consolidated statement of earnings for 2000 reflects a nonrecurring charge of $1 million ($670,000 net of income taxes) for amounts not previously reserved for this dispute.

Minority interest decreased to $1.4 million in 2000 from $1.6 million in 1999. This reflects a decrease in the number of joint venture restaurants for most of 2000 compared to 1999 due to the purchase of joint venture partners’ partnership interests in 19 joint venture restaurants during 2000 and 14 joint venture restaurants during 1999, partially offset by the overall improved performance of the joint ventures prior to their sale in 2000 and improved performance at the remaining eight joint venture restaurants.

Income tax expense in 2000 was 33.0% of earnings before income taxes. The Company’s effective income tax rate differs from applying the statutory Federal income tax rate of 35% to earnings before income taxes primarily due to employee FICA tip tax credits partially offset by state income taxes.

Net income of $23.3 million in 2000, as compared to net income of $12.8 million in 1999, reflects the net effect of the items discussed above.

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

Franchise Revenue:

During 1997, the Company acquired all of the LongHorn Steakhouse restaurants that were then paying franchise revenues. In September 1998, a franchise LongHorn Steakhouse restaurant opened in Puerto Rico; this franchisee began paying franchise fees in January 1999. No franchise revenues were earned during 1998. In October 1999, the Company’s franchisee opened its second franchise LongHorn Steakhouse in Puerto Rico. In 1999 the Company received $195,000 in franchise revenue.

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

The provision for asset impairments, restaurant closings, and other charges of $1.8 million in 1999 consisted primarily of the write down of two Bugaboo Creek restaurants, which was determined under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” (“SFAS No. 121”) by comparing expected future cash flows to the carrying value of impaired assets.

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

Minority interest increased to $1.6 million in 1999 from $1.3 million in 1998. This reflects an increase in the number of joint venture restaurants for most of 1999 and the improved performance of the joint venture restaurants, partially offset by the purchase of joint venture partners’ partnership interests in 14 joint venture restaurants during 1999.

Income tax expense in 1999 was 32.9% of earnings before income taxes. The Company’s effective income tax rate differs from applying the statutory Federal income tax rate of 35% to earnings before income taxes primarily due to employee FICA tip tax credits partially offset by state income taxes.

Net income of $12.8 million in 1999, as compared to net income of $8.8 million in 1998, reflects the net effect of the items discussed above after taking into consideration the charge related to the cumulative effect of change in accounting principle (net of tax) in 1999 of $1.6 million. This charge was associated with the Company’s adoption of SOP 98-5 in the first quarter of 1999 requiring the write-off of the balance of previously unamortized pre-opening expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the refurbishment of existing restaurants. The Company’s principal financing source in 2000 was cash flow from operations ($46.9 million). The primary uses of funds consisted of costs associated with expansion, principally leasehold improvements, equipment, land and buildings associated with the construction of new restaurants ($58.4 million) and the purchase of common stock under the Company’s share repurchase program ($7.9 million).

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

The increases in accounts receivable, inventory, prepaid expenses, accounts payable, and accrued expenses are principally due to the new restaurants which were opened during 2000 and the result of higher average unit volumes experienced during 2000. Further increases in current asset and liability accounts are expected as the Company continues its restaurant development program.

In September 2000, the Company amended and restated its $100.0 million revolving credit facility, principally to extend the maturity date. Beginning with the last day of the quarter ending September 2004, the amount available under the revolving credit facility would be reduced each quarter by $10.0 million, reducing the commitment to $50.0 million as of the termination date in September 2005. The terms of the revolving credit facility, as amended, require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company's leverage ratio) or the administrative agent's prime rate of interest plus a margin of 0% to 0.75% (depending on the Company's leverage ratio), at the Company's option, and pay a commitment fee of 0.3% to 0.5% per year on any unused portion of the facility. As of December 31, 2000, interest on the revolving credit facility accrued at LIBOR plus 1.5% or the prime rate plus 0.25%. As of December 31, 2000, the Company was required to pay a commitment fee of 0.325% per year on any unused portion of the facility. The revolving credit facility contains various covenants and restrictions which, among other things, require the maintenance of stipulated leverage and fixed charge coverage ratios and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The Company is currently in compliance with such covenants.

As of December 31, 2000, the Company had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $50.0 million of the Company's borrowings at 6.226%, plus the applicable margin, through May 2001; 6.31%, plus the applicable margin, through March 2003; and 6.52%, plus the applicable margin, through October 2003. The applicable margin on December 31, 2000 was 1.5%; however, the applicable margin is expected to be 1.25% during the first quarter of 2001. The Company is exposed to credit losses on these interest rate swaps in the event of counterparty non-performance, but does not anticipate any such losses.

On December 31, 2000, $51.0 million was outstanding and $49.0 million was available under the Company's revolving credit facility at a weighted average interest rate equal to 8.2%. Giving effect to the interest rate swap agreement, the weighted average interest rate on borrowings under the revolving credit facility on December 31, 2000, was 6.52 % plus the applicable margin of 1.5%.

The Company currently plans to open 18 to 21 Company-owned LongHorn Steakhouse restaurants, three The Capital Grille restaurants and one Bugaboo Creek restaurant in 2001. The Company estimates that its capital expenditures will be approximately $60.0 to $65.0 million in 2001. The capital expenditure estimate for 2001 includes the estimated cost of developing 22 to 25 new restaurants, ongoing refurbishment in existing restaurants, costs associated with obtaining real estate for year 2002 planned openings, and continued investment in improved management information systems. In February 2000, the Company's Board of Directors authorized the Company to purchase up to an additional $10.0 million of its common stock through February 2001, subject to market conditions. In April 2000, the Company's Board of Directors increased the dollar amount of the Company's common stock authorized to be repurchased from $10.0 million to $25.0 million. During 2000, the Company purchased 654,000 shares of its common stock under this program at an aggregate cost of approximately $7.9 million (average price of $12.02 per share).

The Company expects that available borrowings under the Company's revolving credit facility, together with cash on hand and cash provided by operating activities, will provide sufficient funds to finance its expansion and share repurchase plans through the year 2004.

In February 2001, the Company completed an offering of 2,300,000 shares of its no par value common stock at $26 per share. Total net proceeds to the Company were approximately $57.6 million. Of those proceeds, the Company used approximately $56.5 million to repay amounts outstanding under its $100 million revolving line of credit, and approximately $1.1 million to pay a non-recurring pre-tax expense associated with amending its interest rate swap agreements to fix the interest rate on amounts expected to be outstanding under the Company's credit facility following its application of these proceeds. The $1.1 million ($682,000 after-tax) non-recurring, separately stated expense associated with amending the interest rate swap agreements is expected to result in an approximately $0.03 decrease in diluted earnings per share for the first quarter of 2001. After application of the proceeds from the February stock offering, the Company expects that available borrowings under the Company’s revolving credit facility, together with cash on hand and cash provided by operating activities, will provide sufficient funds to finance its expansion and share repurchase plans for at least the next three years.

The preceding discussion of liquidity and capital resources contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-K, other factors that could cause actual results to differ materially include the following: failure of facts to conform to necessary management estimates and assumptions; the Company's ability to identify and secure suitable restaurant locations on acceptable terms, open new restaurants in a timely manner, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company's business discipline over a large restaurant base; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains; business conditions, such as inflation or a recession, and growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; the risks set forth in Exhibit 99(a) to this Form 10-K, which are hereby incorporated by reference and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements. See the description of forward-looking statements found in “Forward Looking Statements.”

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

A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. Although the Company has been able to and will continue to attempt to pass along increases in the minimum wage and in other costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in its prices or that increased prices will be absorbed by customers without diminishing, to some degree, customer spending at its restaurants.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for the Company beginning in the first quarter of fiscal year 2001. Under the standard, entities will be required to carry all derivative instruments on the balance sheet at fair value. The Company has historically used interest rate swap agreements to effectively fix the interest rate on variable rate borrowings under the Company's $100 million revolving credit facility. These interest rate swap agreements are classified as a hedge of a cash flow exposure under SFAS No. 133; and accordingly, the initial fair value and subsequent changes therein are reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted cash flows affect earnings.

Concurrent with the completion of the February 2001 common stock offering, the Company amended its interest rate swap agreements to fix the interest rate on future amounts under the Company’s credit facility. The Company paid $1.1 million resulting in an after-tax non-recurring expense of $682,000 associated with amending the interest rate swap agreements to reduce the notional principal to amounts equal to the variable rate debt expected to be outstanding in the future under the Company's credit facility. This transaction is expected to result in an approximately $0.03 decrease in diluted earnings per share for the first quarter of 2001. Future changes in the fair value of the Company's interest rate swaps structured as effective hedges will be reflected as a component of other comprehensive income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of December 31, 2000, $51.0 million was outstanding under the Company's $100 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company's leverage ratio), or the administrative agent's prime rate of interest plus a margin of 0% to 0.75% (depending on the Company's leverage ratio) at the Company's option. Accordingly, the Company is exposed to the impact of interest rate movements. To achieve the Company's objective of managing its exposure to interest rate changes, the Company from time to time uses interest rate swaps.

As of December 31, 2000, the Company had interest rate swap agreements with commercial banks, which effectively fixed the interest rate on $50.0 million of the Company's borrowings at 6.226%, plus the applicable margin, through May 2001; 6.31%, plus the applicable margin, through March 2003; and 6.52%, plus the applicable margin, through October 2003. The applicable margin on December 31, 2000 was 1.50%. Concurrent with the completion of the February 2001 common stock offering, the Company amended its interest rate swap agreements to fix the interest rate on future amounts expected to be outstanding under the Company's credit facility. After amending the interest rate swap agreements, the Company had effectively fixed the interest rate at 6.52%, plus the applicable margin on $10.0 million from July 2001 through June 2002; $15.0 million from July 2001 through March 2003; and $17.5 million from April 2003 through August 2004. The $1.1 million ($682,000 after-tax) non-recurring expense associated with amending the interest rate swap agreements is expected to result in an approximately $0.03 decrease in diluted earnings per share for the first quarter of 2001. The Company is exposed to credit losses on this interest rate swap in the event of counterparty non-performance, but does not anticipate any such losses.

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

INVESTMENT PORTFOLIO

The Company invests portions of its excess cash, if any, in highly liquid investments. At December 31, 2000, the Company had no overnight repurchase agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, DECEMBER 26, 1999, AND DECEMBER 27, 1998

WITH INDEPENDENT AUDITORS' REPORT THEREON

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE
                                                                   --------
          Independent Auditors' Report                                26

          Consolidated Balance Sheets                                 27

          Consolidated Statements of Operations                       28

          Consolidated Statements of Shareholders' Equity             29

          Consolidated Statements of Cash Flows                       30

          Notes to Consolidated Financial Statements                  31

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RARE Hospitality International, Inc.

We have audited the accompanying consolidated balance sheets of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of December 31, 2000 and December 26, 1999, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RARE Hospitality International, Inc. and subsidiaries as of December 31, 2000 and December 26, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                     KPMG LLP

Atlanta, Georgia
February 9, 2001, except for Note 15
as to which the date is February 22, 2001

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND DECEMBER 26, 1999
(in thousands)

                                                              2000              1999
                          ASSETS                              ----              ----
   Current assets:
      Cash and cash equivalents                        $      3,771       $     8,864
      Accounts receivable                                     5,596             3,047
      Inventories                                            11,179            10,213
      Prepaid expenses                                        1,246               815
      Refundable income taxes                                 4,044             2,568
      Deferred income taxes (note 7)                          5,780             8,179
                                                      -------------     -------------
        Total current assets                                 31,616            33,686
   Property and equipment, less accumulated
      depreciation and amortization (notes 4 and 9)         238,850           187,281
   Goodwill, less accumulated amortization                   20,272            13,185
   Deferred income taxes (note 7)                             2,316                --
   Other                                                      2,327             2,966
                                                      -------------     -------------
      Total assets                                       $  295,381        $  237,118

 LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                   $    19,738        $   15,354
     Accrued expenses (note 5)                               34,948            29,363
                                                      -------------     -------------
        Total current liabilities                            54,686            44,717
   Debt, net of current installments (note 6)                51,000            40,000
   Deferred income taxes (note 7)                                --             1,103
   Obligations under capital leases, net of current
     installments (note 9)                                   20,969             9,732
                                                      -------------     -------------
       Total liabilities                                    126,655            95,552
  Minority interest                                           1,469             3,982
  Shareholders' equity (notes 2, 6, 11, and 12):
   Preferred stock, no par value. Authorized
      10,000 shares,  none issued                                --                --
   Common stock, no par value. Authorized 25,000
        shares; issued 19,627 shares and 18,576
        shares at December 31, 2000 and
        December 26, 1999, respectively                     124,497           110,258
   Unearned compensation - restricted stock                   (338)             (376)
   Retained earnings                                         52,849            29,589
   Treasury shares at cost; 871 shares and 217 shares
       at December 31, 2000 and December 26, 1999,
        respectively                                        (9,751)            (1,887)
                                                       -------------     -------------
        Total shareholders' equity                           167,257           137,584
   Commitments and contingencies                       -------------     -------------
       (notes 4, 6, 8, 9, and 13)
          Total liabilities and shareholders' equity      $  295,381        $  237,118
                                                       =============     =============

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999, AND DECEMBER 27, 1998
(in thousands, except per share data)

                                                            2000              1999            1998
 Revenues:                                                 ------            -------         -------
   Restaurant sales:
    LongHorn Steakhouse                                   $ 327,820        $ 260,507       $ 211,440
    The Capital Grille                                       65,394           57,890          51,096
    Bugaboo Creek                                            62,964           56,925          50,090
    Other restaurants                                         7,470            6,953           6,458
                                                      -------------    -------------    ------------
       Total restaurant sales                               463,648          382,275         319,084
    Franchise revenues                                          380              195              --
                                                      -------------    -------------    ------------
       Total revenues                                       464,028          382,470         319,084
 Costs and expenses:                                  -------------    -------------    ------------
  Cost of restaurant sales                                  166,421          137,416         116,602
  Operating expenses-- restaurants                          204,652          171,943         142,730
  Provision for asset impairments, restaurant
    closings, and other charges (note 3)                         --            1,800           2,500
   Depreciation and amortization-- restaurants               17,022           15,249          17,636
   Pre-opening expense                                        3,318            3,051              --
   General and administrative expenses                       31,309          26,052           22,470
                                                      -------------    -------------    ------------
 Total costs and expenses                                   422,722          355,511         301,938
                                                      -------------    -------------    ------------
     Operating income                                        41,306           26,959          17,146
 Interest expense, net                                        4,159            3,866           2,939
 Provision for litigation settlement (note 13)                1,000               --              --
 Minority interest (note 2)                                   1,407            1,609           1,334
     Earnings before income taxes and                 -------------    -------------    ------------
       cumulative effect of change in accounting
       principle                                             34,740           21,484          12,873
 Income tax expense (note 7)                                 11,480            7,060           4,120
     Earnings before cumulative effect of             -------------    -------------    ------------
       change in accounting principle                        23,260           14,424           8,753
 Cumulative effect of change in accounting
   principle  (net of tax benefit of $760) (note 1)              --            1,587              --
                                                      -------------    -------------    ------------
     Net earnings                                     $      23,260      $    12,837     $     8,753
 Basic earnings per common share before                    ========         ========         =======
   cumulative effect of change in accounting
   principle                                          $        1.27      $      0.80     $      0.49
 Cumulative effect per common share of change
   in accounting principle                                       --             0.09              --
                                                      -------------    -------------    ------------
 Basic earnings per common share                      $        1.27      $      0.71     $      0.49
 Diluted earnings per common share before                  ========         ========         =======
   cumulative effect of change in accounting
   principle                                          $        1.20      $      0.76     $      0.48
 Cumulative effect per common share of change in
   accounting principle                                          --             0.08              --
                                                       ------------     ------------    ------------
 Diluted earnings per common share                    $        1.20      $      0.68     $      0.48
 Weighted average common shares                            ========         ========         =======
   outstanding (basic)                                       18,271           18,048          18,006
 Weighted average common shares                            ========         ========         =======
   outstanding (diluted)                                     19,416           18,819          18,149
                                                            =======         ========         =======

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999, AND DECEMBER 27, 1998
(in thousands)

                                                    COMMON STOCK                                                 TOTAL
                                           -------------------------  RESTRICTED     RETAINED    TREASURY   SHAREHOLDERS'
                                              SHARES      DOLLARS        STOCK       EARNINGS       STOCK       EQUITY
                                           -------------------------  -----------  ------------  ----------  -----------
BALANCE, DECEMBER 28, 1997                    17,968       $103,981          --       $ 7,999  $       --      $111,980
Net earnings                                      --             --          --         8,753          --         8,753
Exercise of stock options                         80            536          --            --          --           536
Issuance of shares pursuant to
  restricted stock award                          68            575       (575)            --          --            --
Amortization of restricted stock                  --             --          97            --          --            97
Purchase of common stock                          --             --          --            --       (748)         (748)
                                           ---------   ------------    --------    ----------   ---------   -----------
BALANCE, DECEMBER 27, 1998                    18,116        105,092       (478)        16,752       (748)       120,618
Net earnings                                      --             --          --        12,837          --        12,837
Exercise of stock options                        264          2,100          --            --          --         2,100
Tax benefit of non-qualified stock
  options exercised                               --            195          --            --          --           195
Issuance of shares in connection
  with purchase of minority interest             193          2,827          --            --          --         2,827
Issuance of shares pursuant to
  restricted stock awards                          3             44        (44)            --          --            --
Amortization of restricted stock                  --             --         146            --          --           146
Purchase of common stock                          --             --          --            --     (1,139)       (1,139)
                                           ---------   ------------    --------    ----------   ---------   -----------
BALANCE, DECEMBER 26, 1999                    18,576        110,258       (376)        29,589     (1,887)       137,584
Net earnings                                      --             --          --        23,260          --        23,260
Exercise of stock options                        688         6,406           --            --          --         6,406
Tax benefit of non-qualified stock
  options exercised                               --            879          --            --          --           879
Issuance of shares in connection
  with purchase of minority interest             356          6,827          --            --          --         6,827
Issuance of shares pursuant to
  restricted stock awards                          7            127       (127)            --          --            --
Amortization of restricted stock                  --             --         165            --          --           165
Purchase of common stock                          --             --          --            --     (7,864)       (7,864)
                                           ---------   ------------    --------    ----------   ---------   -----------
BALANCE, DECEMBER 31, 2000                    19,627       $124,497      $(338)       $52,849    $(9,751)      $167,257
                                              ======        =======       =====        ======      ======       =======

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999, AND DECEMBER 27, 1998
(in thousands)

                                                                      2000                 1999              1998
Cash flows from operating activities:                                -------              -------           ------
   Net earnings                                                       $23,260              $12,837           $8,753
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization                                     19,378               16,758           18,733
     Non-cash portion of provision for asset impairments,
      restaurant closings and other charges                                --                1,800            2,500
     Cumulative effect of accounting change                                --                1,587               --
     Minority interest                                                  1,407                1,609            1,334
     Pre-opening costs                                                     --                   --          (3,137)
     Deferred tax (benefit) expense                                   (1,020)              (2,307)            1,327
   Changes in assets and liabilities:
     Accounts receivable                                              (2,549)                  396          (1,389)
     Inventories                                                        (966)                (604)            (443)
     Prepaid expenses                                                   (431)                 (26)              584
     Other assets                                                         452                   64          (1,207)
     Refundable income taxes                                            (597)                1,847            1,752
     Accounts payable                                                   1,666                3,366          (1,176)
     Accrued expenses                                                   6,311                (672)            7,482
                                                                    ---------            ---------         --------
      Net cash provided by operating activities                        46,911               36,655           35,113
Cash flows from investing activities:                               ---------            ---------         --------
   Proceeds from sale of marketable debt securities                        --                   --              609
   Purchase of property and equipment                                (58,430)             (36,822)         (24,955)
   Purchase of joint venture and franchise interests                  (3,220)                (206)          (6,602)
                                                                    ---------            ---------         --------
      Net cash used in investing activities                          (61,650)             (37,028)         (30,948)
Cash flows from financing activities:                               ---------            ---------         --------
   Proceeds from (repayments of) debt, net                             11,000              (8,000)            5,000
   Principal payments on capital leases                                  (40)                   --               --
   Proceeds from minority partner contributions                           184                2,180            1,772
   Distributions to minority partners                                 (1,907)              (2,417)          (3,283)
   Increase in bank overdraft included in accounts payable
      and accrued liabilities                                           1,867                4,453            2,866
   Purchase of common stock for treasury                              (7,864)              (1,139)            (748)
   Proceeds from exercise of stock options                              6,406                2,100              536
                                                                    ---------            ---------         --------
       Net cash provided by (used in) financing activities              9,646              (2,823)            6,143
                                                                    ---------            ---------         --------
       Net (decrease) increase in cash and cash equivalents           (5,093)              (3,196)           10,308
  Cash and cash equivalents at beginning of year                        8,864               12,060            1,752
                                                                    ---------            ---------         --------
  Cash and cash equivalents at end of year                         $    3,771          $     8,864       $   12,060
  Supplemental disclosure of cash flow information:                   =======              =======          =======
     Cash paid for income taxes                                    $   12,823          $     7,508       $    3,033
                                                                      =======              =======          =======
     Cash paid for interest, net of interest capitalized           $    4,191          $     3,510       $    3,063
  Supplemental disclosure of non-cash financing and
   investing activities:                                              =======              =======          =======
     Assets acquired under capital lease                           $   11,277          $        --       $    4,163
                                                                      =======              =======          =======
     Issuance of common stock in purchase of  minority interest    $    6,827          $     2,827       $       --
                                                                      =======              =======          =======

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, DECEMBER 26, 1999, AND DECEMBER 27, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

RARE Hospitality International, Inc., including its wholly owned subsidiaries (the “Company”), is a multi-concept restaurant company operating primarily in the Eastern half of the United States. At December 31, 2000, the Company operated the following restaurants:

                      CONCEPT                          NUMBER IN OPERATION
                   ---------------                     -------------------
                  LongHorn Steakhouse                           135
                  Bugaboo Creek                                  19
                  The Capital Grille                             12
                  Other specialty concepts                        2

The Company is a partner in several joint ventures and limited partnerships organized for the purpose of operating LongHorn Steakhouse restaurants. As of December 31, 2000, 11 of the Company's restaurants operate in joint ventures and limited partnerships.

BASIS OF PRESENTATION

The consolidated financial statements include the financial statements of RARE Hospitality International, Inc., its wholly owned subsidiaries, and joint ventures over which the Company exercises control. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four fiscal quarters is typically made up of 13 weeks; however, since fiscal 2000 was a 53-week period, the first quarter of 2000 contained 14 operating weeks.

The Company effected a three-for-two stock split in the form of a 50% stock dividend paid on September 5, 2000 to shareholders of record on August 15, 2000. All references to the number of common shares and common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

CASH EQUIVALENTS

The Company considers all highly liquid investments which have original maturities of three months or less to be cash equivalents. Cash equivalents, comprised of overnight repurchase agreements, totaled approximately $7 million at December 26, 1999. There were no cash equivalents held by the Company on December 31, 2000. The carrying amount of these instruments approximates their fair market values. All overdraft balances have been reclassified as current liabilities.

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

PRE-OPENING AND ORGANIZATION COSTS

At the beginning of fiscal 1999, the Company adopted the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities”. SOP 98-5 requires most entities to expense as incurred all organization and pre-opening costs that are not otherwise capitalizable as long-lived assets. The Company previously deferred such costs and amortized them over a twelve-month period following the opening of each restaurant, as was the practice in the restaurant industry. As a result of the adoption of this change in accounting policy, the Company recorded a cumulative effect charge of $2.3 million (approximately $1.6 million net of tax benefit, or $0.08 per diluted share). Prior to fiscal 1999, amortization of deferred pre-opening costs was included with depreciation and amortization expense on the consolidated statements of operations. Effective with fiscal 1999, pre-opening costs are included as a separate item on the consolidated statements of operations.

COMPUTER SOFTWARE FOR INTERNAL USE

At the beginning of fiscal 1999, the Company adopted the AICPA SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 identifies the characteristics of internal-use software and specifies that once the preliminary project stage is complete, certain external direct costs, certain direct internal payroll and payroll-related costs and interest costs incurred during the development of computer software for internal use should be capitalized and amortized. Prior to fiscal 1999 the Company expensed all such costs as incurred. The adoption of SOP 98-1 did not have a material impact on the Company’s results of operations or financial position.

UNREDEEMED GIFT CERTIFICATES

The Company records a liability for outstanding gift certificates at the time they are issued. Upon redemption, sales are recorded and the liability is reduced by the amount of certificates redeemed.

GOODWILL

Goodwill, net of accumulated amortization of approximately $2.1 million and $1.2 million at December 31, 2000 and December 26, 1999, respectively, represents the excess of purchase price over fair value of net assets acquired. Goodwill is amortized using the straight-line method over the expected period to be benefited (from 13 to 25 years). The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

OTHER ASSETS

Other assets consist of debt issuance costs, trademarks, and purchased liquor licenses. Trademarks are amortized on a straight-line basis over five years.

Purchased liquor licenses are amortized over 20 to 40 years. Debt issuance costs are amortized on a straight-line basis over the term of the debt. The first quarter 1999 adoption of the change in accounting method prescribed by SOP 98-5 resulted in a one time charge of approximately $200,000, less applicable income taxes, related to the write-off of organization costs.

RESTAURANT CLOSING COSTS

Upon the decision to close or relocate a restaurant, estimated unrecoverable costs are charged to expense. Such costs include the write-down of buildings and/or leasehold improvements, equipment, and furniture and fixtures, to the estimated fair market value less costs of disposal, and a provision for future lease obligations, less estimated subrental income. The Company provided for the closure of one restaurant in 1998.

RECOVERABILITY OF LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (“SFAS No. 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, which requires the Company to review its long-lived assets related to each restaurant periodically or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.

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

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Temporary deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

STOCK-BASED COMPENSATION

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.

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

ADVERTISING EXPENSES

Advertising costs are expensed in the periods in which the costs are incurred. Total advertising expense included in operating expenses - restaurants was approximately $12.9 million, $10.8 million, and $8.4 million for the years ended December 31, 2000, December 26, 1999, and December 27, 1998, respectively.

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

EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings Per Share”. SFAS No. 128 requires dual disclosure of earnings per share-basic and diluted. Basic earnings per share equals net earnings divided by the weighted average number of common shares outstanding and does not include the dilutive effects of stock options and restricted stock. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding after giving effect to dilutive stock options and restricted stock.

The following table presents a reconciliation of weighted average shares and earnings per share amounts (amounts in thousands, except per share data):

                                                          2000              1999             1998
  Weighted average number of common shares used         ------            ------           ------
    in basic calculation                                18,271            18,048           18,006
  Dilutive effect of restricted stock award                 61                42                2
  Dilutive effect of net shares issuable
    pursuant to stock option plans                       1,084               729              141
  Weighted average number of common shares used      ---------          --------         --------
    in diluted calculation                              19,416            18,819           18,149
  Earnings before cumulative effect of change        =========          ========         ========
    in accounting principle                         $   23,260        $   14,424        $   8,753
  Cumulative effect of change in accounting
    principle (net of tax benefit)                          --             1,587               --
                                                     ---------          --------         --------
        Net earnings                                $   23,260        $   12,837        $   8,753
  Basic earnings per common share before               =======          ========          =======
    cumulative effect of change in accounting
    principle                                       $     1.27        $     0.80        $    0.49
  Cumulative effect per common share of change
    in accounting principle                                 --              0.09               --
                                                     ---------          --------         --------
  Basic earnings per common share                   $     1.27        $     0.71        $    0.49
  Diluted earnings per common share before             =======          ========          =======
    cumulative effect of change in accounting
    principle                                       $     1.20        $     0.76        $    0.48
  Cumulative effect per common share of change
    in accounting principle                                 --              0.08               --
                                                     ---------          --------         --------
  Diluted earnings per common share                 $     1.20        $     0.68        $    0.48
                                                       =======          ========          =======

Options to purchase 64,004 shares of common stock at December 31, 2000, were excluded from the computation of diluted earnings per share because the related exercise prices were greater than the average market price for 2000 and would have been antidilutive.

ACCOUNTS RECEIVABLE

Accounts receivable is primarily comprised of amounts due from the Company's credit card processor.

FINANCIAL INSTRUMENTS

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, debt, and obligations under capital leases approximates their fair value. The fair value of a financial instrument is the amount for which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

For cash and cash equivalents, accounts receivable, accounts payable and accrued expenses the carrying amounts approximate fair value because of the short maturity of these financial instruments. The fair value of the Company’s debt and obligations under capital leases is estimated by discounting future cash flows for these instruments at rates currently offered to the Company for similar debt or long-term leases, as appropriate.

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

COMPREHENSIVE INCOME

During 2000, 1999, and 1998, net earnings was the same as comprehensive income since the Company had no other comprehensive income in those years.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments and hedging activities. This statement is effective for the Company beginning in the first quarter of fiscal year 2001. Under the standard, entities will be required to carry all derivative instruments on the balance sheet at fair value. The Company has historically used interest rate swap agreements to effectively fix the interest rate on variable rate borrowings under the Company’s $100 million revolving credit facility. These interest rate swap agreements are classified as a hedge of a cash flow exposure under SFAS No. 133; and accordingly, the initial fair value and subsequent changes therein are reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted cash flows affect earnings.

Concurrent with the completion of the February 2001 common stock offering, the Company amended its interest rate swap agreements to fix the interest rate on future amounts expected to be outstanding under the Company’s credit facility (see Note 15).

RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform with the 2000 presentation.

(2) BUSINESS COMBINATIONS AND JOINT VENTURES

In July 2000, the Company acquired the ownership interest of its partners in two joint ventures. The first joint venture partner, located in the Tampa, Florida market, had an ownership interest of approximately 10% in five LongHorn Steakhouse restaurants. The interest was purchased for an aggregate price of approximately $1.2 million; comprised of $287,500 in cash, a $25,000 note payable, and 48,492 shares of Company common stock. The excess purchase price over the book value of the minority interest acquired in this transaction was approximately $1.1 million and was recorded as goodwill to be amortized over 20 years. The second joint venture (consisting of two partners), located in the North Carolina market, had an approximate one-third ownership interest in 14 LongHorn Steakhouse restaurants. Their interests were purchased for an aggregate price of approximately $9.0 million; comprised of $2.9 million in cash, $100,000 in notes payable and 307,035 shares of Company common stock. The excess purchase price over the book value of the minority interest acquired in this transaction was approximately $6.8 million and was recorded as goodwill to be amortized over 20 years. Both of these transactions were accounted for under the purchase method of accounting.

In September 1999, the Company acquired the ownership interest of its joint venture partner in ten LongHorn Steakhouse restaurants located in south Florida markets for an aggregate purchase price of approximately $2.9 million; comprised of 156,000 shares of Company common stock and approximately $600,000 in notes payable in a transaction accounted for under the purchase method. The excess purchase price over the book value of the minority interest acquired was approximately $2.9 million and was recorded as goodwill to be amortized over 20 years.

In May 1999, the Company acquired the ownership interest of its joint venture partner in four LongHorn Steakhouse restaurants located in the Columbus, Ohio market for an aggregate purchase price of $750,000; comprised of 37,500 shares of Company common stock, $150,000 in cash and a $30,000 note, in a transaction accounted for under the purchase method. The excess of purchase price over the book value of the minority interest acquired was approximately $750,000 and was recorded as goodwill to be amortized over 20 years.

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

(4) PROPERTY AND EQUIPMENT

Major classes of property and equipment at December 31, 2000 and December 26, 1999 are summarized as follows (in thousands):

                                                         2000          1999
                                                        ------        ------
  Land and improvements                               $  27,806      $  22,090
  Buildings                                              29,322         22,374
  Leasehold improvements                                135,959        115,331
  Assets under capital lease                             21,009          9,732
  Restaurant equipment                                   55,170         47,441
  Furniture and fixtures                                 27,536         22,096
  Construction in progress                               21,874          9,927
                                                       --------       --------
                                                        318,676        248,991
  Less accumulated depreciation and  amortization        79,826         61,710
                                                       --------       --------
                                                     $  238,850      $ 187,281
                                                       ========       ========

During 2000, 1999, and 1998, the Company capitalized interest during construction of approximately $790,000, $457,000, and $270,000, respectively, as a component of property and equipment.

The Company has, in the normal course of business, entered into agreements with vendors for the purchase of restaurant equipment, furniture, fixtures, buildings, and improvements for restaurants that have not yet opened. At December 31, 2000, such commitments totaled approximately $30.1 million.

(5) ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2000 and December 26, 1999 (in thousands):

                                                   2000            1999
                                                  ------          ------
Accrued self insurance reserves                $   2,863       $   2,535
Accrued provision for asset impairments,
  restaurant closings, and other charges             354           2,038
Accrued rent                                       4,393           2,345
Accrued compensation                              10,542           8,293
Other taxes accrued                                4,305           3,586
Accrued Gift certificate liability                 8,561           6,805
Other                                              3,930           3,761
                                                  ------          ------
                                                 $34,948         $29,363
                                                  ======          ======

(6) DEBT

The Company has a variable interest rate revolving credit facility (the “Revolving Credit Facility”), which permits the Company to borrow up to $100 million. Beginning with the last day of the quarter ending September 2004 the amount available under the revolving credit facility would be reduced each quarter by $10.0 million, reducing the commitment to $50.0 million as of the termination date in September 2005. The Revolving Credit Facility is the result of amendments to and a restatement of the Company’s previous $100 million credit facility. The Revolving Credit Facility bears interest at the Company’s option of LIBOR plus a margin of 1.25% to 2.0% (depending on the Company’s leverage ratio) or the administrative agent’s prime rate of interest, plus a margin of 0% to 0.75% (depending on the Company’s leverage ratio) and requires payment of a commitment fee on any unused portion at a rate of 0.3% to 0.5% per year (depending on the Company’s leverage ratio). At December 31, 2000 and December 26, 1999, the interest rate on outstanding obligations under the Company’s revolving credit facilities was 8.202% and 6.836%, respectively, based on LIBOR plus 1.5%. The commitment fee on the unused portion of the Revolving Credit Facility on December 31, 2000, was 0.325% per year. At December 31, 2000 and December 26, 1999, debt outstanding under the revolving credit facilities totaled $51.0 million and $40.0 million, respectively. Amounts available under the Company’s revolving credit facilities totaled $49.0 million and $60.0 million at December 31, 2000 and December 26, 1999, respectively.

The Revolving Credit Facility restricts payment of dividends, without prior approval of the lender, and contains certain financial covenants, including debt to capitalization, leverage and interest coverage ratios, as well as minimum net worth and maximum capital expenditure covenants. The Revolving Credit Facility is secured by the common stock of entities, which own substantially all of the Bugaboo Creek and The Capital Grille restaurants. At December 31, 2000, the Company was in compliance with the provisions of the Revolving Credit Facility.

The Company has interest rate swap agreements with commercial banks, which effectively fix the interest rate on $50.0 million of the Company’s borrowings at 6.226%, plus the applicable margin, through May 2001; 6.31%, plus the applicable margin, through March 2003; and 6.52%, plus the applicable margin, through October 2003. The applicable margin on December 31, 2000 was 1.5%; however, the applicable margin is expected to be 1.25% during the first quarter of 2001. The Company is exposed to credit losses on this interest rate swap in the event of counterparty non-performance, but does not anticipate any such losses.

Concurrent with the completion of the February 2001 common stock offering, the Company amended its interest rate swap agreements to fix the interest rate on future amounts expected to be outstanding under the Company’s credit facility. The Company paid $1.1 million resulting in an after-tax non-recurring expense of $682,000 associated with amending the interest rate swap agreements to reduce the notional principal to amounts equal to the variable rate debt expected to be outstanding in the future under the Company’s credit facility. This transaction is expected to result in an approximately $0.03 decrease in diluted earnings per share for the first quarter of 2001 (see Note 15).

(7) INCOME TAXES

Income tax (benefit) expense consists of (in thousands):

                                         CURRENT         DEFERRED            TOTAL
  Year ended December 31, 2000:         ---------       ----------          -------
    U.S. Federal                          10,937             (892)           10,045
    State and local                        1,563             (128)            1,435
                                          ------           -------           ------
                                         $12,500         $ (1,020)          $11,480
                                          ======           =======           ======
  Year ended December 26, 1999:
    U.S. Federal                          $7,483         $ (1,354)           $6,129
    State and local                        1,124             (193)              931
                                          ------           -------           ------
                                          $8,607        $ (1,547)            $7,060
                                          ======           =======           ======
  Year ended December 27, 1998:
    U.S. Federal                        $ 2,026             $1,121          $ 3,147
    State and local                          767              2 06              973
                                          ------           -------           ------
                                         $ 2,793            $1,327           $4,120
                                          ======           =======           ======

The differences between the statutory Federal income tax rate and the effective income tax rate reflected in the consolidated statements of operations are as follows:

                                                   2000              1999             1998
                                                  ------            ------           ------
 Federal statutory income tax rate                 35.0%             35.0%            35.0%
 State income taxes, net of federal benefit         3.3               3.3              3.6
 Meals and entertainment                            0.1               0.8              0.4
 FICA tip credit                                   (5.4)             (6.7)            (8.3)
 Other                                               --               0.5              1.3
                                                  -----             -----            -----
         Effective tax rates                       33.0%             32.9%            32.0%
                                                  =====             =====            =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and December 26, 1999 are presented below (in thousands):

                                                                 2000            1999
 Deferred tax assets (liabilities):                            ------          ------
    Provisions for restaurant closings, and other charges      $1,665          $4,181
    Deferred rent                                               1,104             891
    Accrued joint venture contract termination                    553            553
    Pre-opening costs                                             571           1,342
    Accrued insurance                                             415             203
    Accrued workers' compensation                                 730             514
    Property and equipment                                      2,068          (1,868)
    Other                                                         990           1,260
                                                               ------          ------
       Net deferred tax assets                                $ 8,096         $ 7,076
                                                               ======          ======

In assessing the realizability of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods in which the temporary differences are deductible, the Company’s management believes it is more likely than not the Company will realize the benefits of these deductible differences.

(8) EMPLOYEE BENEFIT PLANS

The Company provides employees who meet minimum service requirements with retirement benefits under a 401(k) plan (the “RARE Plan”). Under the RARE Plan, eligible employees may make contributions of between 1% and 20% of their annual compensation. Effective for 2000, contributions to the RARE Plan by officers and highly compensated employees were limited to 2% of their annual compensation. During 2000, the Company made quarterly matching cash contributions in an amount equal to 50% of the first 5% of employee compensation contributed, resulting in a maximum Company contribution of 2.5% of employee compensation. The Company’s expense under the RARE Plan was $641,000, $396,000, and $396,000, for 2000, 1999, and 1998, respectively.

Effective January 1, 2000, the Company implemented the Supplemental Deferred Compensation Plan (the “Supplemental Plan”), a nonqualified plan which allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The maximum aggregate amount deferred under the Supplemental Plan and the RARE Plan may not exceed 20% of annual compensation or $10,500. During 2000, the Company made quarterly matching contributions in an amount equal to 50% of employee contributions, not to exceed 3% of the employee’s total annual compensation. The Company’s expense under the Supplemental Plan was $104,000 for 2000. Company contributions to both the RARE Plan and the Supplemental Plan vest at the rate of 20% each year beginning after the employee’s first year of service.

(9) LEASES AND RELATED COMMITMENTS

The Company is obligated under various capital leases for certain restaurant facilities that expire at various dates during the next 25 years. The Company also has noncancelable operating leases for certain restaurant facilities. Rental payments include minimum rentals, plus contingent rentals based on restaurant sales at the individual stores. These leases generally contain renewal options for periods ranging from three to 15 years and require the Company to pay all executory costs such as insurance and maintenance. Under the provisions of certain leases, there are certain rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the life of the anticipated lease terms.

Future minimum lease payments under capital lease obligations and noncancelable operating leases at December 31, 2000 are as follows (in thousands):

     YEARS ENDING AT OR                                   CAPITAL         OPERATING
     ABOUT DECEMBER 31:                            ---------------------------------
                2001                                       $1,863           $12,301
                2002                                        1,943            12,029
                2003                                        1,991            11,043
                2004                                        2,028             9,811
                2005                                        2,041             9,257
                Thereafter                                 41,529            32,182
                                                       ----------       -----------
     Total minimum lease payments                          51,395           $86,623
     Less imputed interest (at 9%)                         30,426       ===========
                                                       ----------
     Present value of minimum lease payments               20,969
     Less current maturities                                    -
     Obligations under capital leases,                -----------
       excluding current maturities                       $20,969
                                                      ===========

Rental expense consisted of the following amounts (in thousands):

                                     2000             1999              1998
 Minimum lease payments           $12,571          $10,942            $9,611
 Contingent rentals                 1,713            1,228               799
                                   ------           ------            ------
 Total rental expense             $14,284          $12,170           $10,410
                                   ======           ======            ======

A standby letter of credit in the amount of $750,000 has been issued to secure the Company’s obligations under a lease of real estate. Drafts may be presented against this letter of credit in the event that the Company is in default of the terms of the lease, all applicable grace periods have expired and the Company has failed to cure all such defaults. The amount of such drafts may be for the amount presently due and owing by the Company to the landlord or the full amount of the letter of credit if the landlord has notified tenant that it has terminated the lease or has exercised its right to repossess the leased premises.

(10) RELATED PARTY TRANSACTIONS

During 2000, 1999, and 1998, RDM Design, a company owned by a relative of two Company directors, provided architectural design services to the Company. Fees paid for these services (including payments for subcontracted engineering services) amounted to approximately $1,000, $106,000, and $12,000 for the years 2000, 1999, and 1998, respectively.

Through August 1999, the Company leased, from entities in which certain of the Company’s directors had a financial interest, the land and building in which it operates one LongHorn Steakhouse restaurant. Rental expense included approximately $71,800 and $110,500 for 1999 and 1998, respectively, for rents paid related to this restaurant site. In August 1999, the Company acquired this land and building for a purchase price of $911,000.

(11) SHAREHOLDERS' EQUITY

During 1998, the Company’s Board of Directors authorized the Company to purchase up to $5 million of its common stock through October 1999. During 1999 and 1998, the Company purchased 127,500 and 89,250 shares, respectively, of its common stock under this program at an aggregate cost of approximately $1.9 million (average price of $8.71 per share). In February 2000, the Company’s Board of Directors authorized the Company to purchase up to an additional $10 million of its common stock through February 2001, subject to market conditions. In April 2000, the Company’s Board of Directors increased the dollar amount of the Company’s common stock authorized to be repurchased from $10 million to $25 million. During 2000, the Company purchased 654,000 shares of its common stock under this program at an aggregate cost of approximately $7.9 million (average price of $12.02 per share).

The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. The Board of Directors of the Company may determine the preferences, limitations, and relative rights of any class of shares of preferred stock prior to the issuance of such class of shares. In November 1997, in connection with the adoption of a Shareholders Rights Plan, the Board of Directors designated 500,000 shares of Series A Junior Participating Preferred Stock (the “Series A Stock”) and filed such designation as an amendment to the Company’s Articles of Incorporation. Holders of shares of Series A Stock are entitled to receive, when, as and if declared by the Board of Directors, (i) on each date that dividends or other distributions (other than dividends or distributions payable in common stock) are payable on the common stock comprising part of the Reference Package (as defined in the Articles of Incorporation), an amount per whole share of Series A Stock equal to the aggregate amount of dividends or other distributions that would be payable on such date to a holder of the Reference Package and (ii) on the last day of March, June, September and December in each year, an amount per whole share of Series A Stock equal to the excess of $1.00 over the aggregate dividends paid per whole share of Series A Stock during the three-month period ending on such last day. If any shares of Series A Stock are issued, no dividends (other than dividends payable in common stock) may be declared or paid unless the full cumulative dividends on all outstanding shares of Series A Stock have been or are contemporaneously paid. Upon the liquidation, dissolution or winding up of the affairs of the Company and before any distribution or payment to the holders of common stock, holders of shares of the Series A Stock are entitled to be paid in full an amount per whole share of Series A Stock equal to the greater of (i) $1.00 or (ii) the aggregate amount distributed or to be distributed prior to the date of such liquidation, dissolution or winding up to a holder of the Reference Package. After payment in full to each holder of shares of Series A Stock, the Series A Stock shall have no right or claim to any of the remaining assets of the Company. Each outstanding share of Series A Stock votes on all matters as a class with any other capital stock comprising part of the Reference Package and shall have the number of votes that a holder of the Reference Package would have.

As of December 31, 2000, there were no shares of Series A Stock issued and outstanding and all of such shares are issuable in accordance with the Company’s Shareholders Rights Plan.

(12) STOCK OPTIONS

The Company’s 1997 Long-Term Incentive Plan, as amended (the “1997 Stock Option Plan”), provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock, dividend equivalents and other stock based awards to employees, officers, directors, consultants, and advisors. The Company’s Amended and Restated 1992 Incentive Plan (the “1992 Stock Option Plan”) provides for the granting of incentive stock options, nonqualified stock options, and stock appreciation rights to key employees and directors, based upon selection by the Stock Option Committee. All stock options issued under the 1997 Stock Option Plan and the 1992 Stock Option Plan were granted at prices which equate to or were higher than current market value on the date of the grant, are generally exercisable after three to five years, and must be exercised within ten years from the date of grant. The 1997 Stock Option Plan and the 1992 Stock Option Plan authorized the granting of options to purchase 1,987,500 shares of common stock and 2,250,000 shares of common stock, respectively.

The 1994 Bugaboo Creek Stock Option Plan (the “1994 Stock Option Plan”) provides for the granting of options to acquire 459,825 shares of the Company’s common stock to directors, officers, and key employees of Bugaboo Creek Steak House, Inc.. Through December 27, 1998, the Company had granted options to purchase approximately 214,050 shares of common stock pursuant to the terms of the 1994 Stock Option Plan. Options awarded under the 1994 Stock Option Plan prior to the merger were adjusted based on the exchange ratio of 1.78 shares of common stock of Bugaboo Creek Steak House, Inc. for each share of the Company’s common stock. Options awarded under the 1994 Stock Option Plan were generally granted at prices which equate to current market value on the date of the grant, are generally exercisable after two to three years, and expire ten years subsequent to award. The 1994 Stock Option Plan was cancelled by the Company in 1999; accordingly, no additional shares are available to be issued.

The Company’s Amended and Restated 1996 Stock Plan for Outside Directors (the “1996 Stock Option Plan”) provides for the automatic granting of non-qualified stock options to outside directors. The 1996 Stock Option Plan authorizes the granting of options to purchase up to an aggregate of 150,000 shares of common stock. All stock options issued under the 1996 Stock Option Plan are granted at prices which are equal to the current market value on the date of the grant, become exercisable six months and one day after the date of grant, and must be exercised within ten years from the date of grant.

The Company applies APB 25 in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the Company’s stock-based compensation plans. Had compensation cost for the Company’s stock option plans been determined based upon the fair value methodology prescribed under SFAS No. 123, the Company’s 2000, 1999, and 1998 net earnings and net earnings per share would have been reduced by approximately $1.0 million, $1.7 million, and $2.0 million, or approximately $0.06, $0.09, and $0.11 per share, respectively. The effects of disclosing compensation cost under SFAS No. 123 may not be representative of the effects on reported earnings for future years. The fair value of the options granted during 2000, 1999, and 1998 is estimated at approximately $7.0 million, $1.4 million, and $1.7 million, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

                                2000         1999         1998
                               -------      -------      -------
 Dividend yield                   0            0            0
 Volatility                      50%          20%          20%
 Risk-free interest rate          6%           6%           6%
 Average expected life         6 yrs        8 yrs        8 yrs

As of December 31, 2000 and December 26, 1999, options to purchase 1,489,945 and 1,366,515 shares of common stock, respectively, were exercisable at weighted average exercise prices of $9.35 and $8.77 per share, respectively. Option activity under the Company’s stock option plans is as follows:

                                                                          WEIGHTED
                                                       SHARES          AVERAGE PRICE
                                                      --------         -------------
  Outstanding at December 28, 1997                    2,209,639           $  9.86
  Granted in 1998                                       851,925              7.75
  Exercised in 1998                                    (78,600)              6.78
  Canceled in 1998                                    (280,192)             10.83
                                                      ---------
  Outstanding at December 27, 1998                    2,702,772              9.05

  Granted in 1999                                       308,269             12.43
  Exercised in 1999                                   (262,944)              7.97
  Canceled in 1999                                    (203,314)              9.37
                                                      ---------
  Outstanding at December 26, 1999                    2,544,783              9.52

  Granted in 2000                                       954,629             13.24
  Exercised in 2000                                   (680,332)              9.40
  Canceled in 2000                                    (251,979)             11.76
                                                       --------
  Outstanding at December 31, 2000                    2,567,101             10.68
                                                       ========

The following table summarizes information concerning options outstanding and exercisable as of December 31, 2000:

                                OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                           -----------------------------     ---------------------------------------
                                                WEIGHTED     WEIGHTED                       WEIGHTED
                                                 AVERAGE      AVERAGE                        AVERAGE
                             NUMBER             REMAINING    EXERCISE       NUMBER          EXERCISE
RANGE OF EXERCISE PRICES   OUTSTANDING            LIFE         PRICE      EXERCISABLE         PRICE
                           -----------            ----         -----      -----------         -----

$5.83 to $10.00             1,285,061              7.0        $ 8.15       1,072,792        $  7.99
$10.01 to $15.00            1,137,111              8.2         12.65         377,601          12.57
$15.01 to $20.00              121,928              8.4         16.89          39,552          15.49
$20.01 to $25.00               23,001              9.4         21.45              --             --

(13) COMMITMENTS AND CONTINGENCIES

LITIGATION SETTLEMENT

In March 2000, an ongoing legal dispute with a former joint venture partner was resolved by an arbitrator, resulting in a judgement against the Company in the amount of $2 million. The Company’s consolidated statement of earnings for 2000 reflects a nonrecurring charge of $1 million ($670,000 net of income taxes) for amounts not previously reserved for this dispute.

JOINT VENTURES

Several of the Company’s joint venture agreements and employment agreements with joint venture partners and restaurant managers require or provide the Company with the option to purchase the managers’ interests upon termination of the joint venture. The purchase prices are based upon certain multiples of the relevant restaurant’s cash flow or profits.

PURCHASE COMMITMENTS

The Company has entered into certain purchasing agreements with certain meat suppliers requiring the Company to purchase contracted quantities of meat at established prices through their expiration on varying dates in 2001 and 2002.

The quantities contracted for are based on usage projections management believes to be conservative estimates of actual requirements during the contract terms. The Company does not anticipate any material adverse effect on its financial condition or results of operations from these contracts.

OTHER

Under the Company’s insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company’s preference to self-insure a significant portion of certain expected losses related primarily to workers’ compensation, employee medical and general liability costs. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims incurred.

The Company has a surety bond totaling $1.5 million at December 31, 2000 that is being maintained as security under the Company’s workers’ compensation policies.

The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company’s financial condition or results of operations.

14) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and December 26, 1999 (in thousands, except per share data):

                                       First         Second         Third         Fourth        Total
                                      Quarter        Quarter       Quarter        Quarter       Year
2000:                               ----------     ----------    ----------     ----------     ------
  Revenues                          $  120,612     $ 110,419      $ 112,536     $ 120,461    $  464,028
  Operating income                      11,971         9,874          8,446        11,015        41,306
  Earnings before income taxes           9,297         8,364          7,308         9,771        34,740
  Net earnings                           6,227         5,584          4,903         6,546        23,260
  Net earnings per share:
    Basic                                 0.35          0.31           0.26          0.35          1.27
    Diluted                               0.33          0.29           0.25          0.33          1.20

1999:
  Revenues                          $   92,979     $  93,391      $  95,199      $100,901     $ 382,470
  Operating income                       7,766         7,008          5,879         6,306        26,959
  Earnings before income taxes
   and cumulative effect of change
   in accounting principle               6,248         5,661          4,718         4,857        21,484
  Cumulative effect of change in
   accounting principle net of
   tax benefit                           1,587             -              -             -         1,587
  Net earnings                           2,586         3,811          3,158         3,282        12,837
  Net earnings per share:
    Basic                                 0.15          0.21           0.17          0.18          0.71
    Diluted                               0.14          0.20           0.17          0.17          0.68

15) SUBSEQUENT EVENTS

In February 2001, the Company completed an offering of 2,300,000 shares of its no par value common stock at $26 per share. Total net proceeds to the Company were approximately $57.6 million. Of those proceeds, the Company used approximately $56.5 million to repay amounts outstanding under its $100 million revolving line of credit, and approximately $1.1 million to pay a non-recurring pre-tax expense associated with amending its interest rate swap agreements to fix the interest rate on amounts expected to be outstanding under the Company’s credit facility following its application of these proceeds. After amending the interest rate swap agreements, the Company had effectively fixed the interest rate at 6.52%, plus the applicable margin on $10.0 million from July 2001 through June 2002; $15.0 million from July 2002 through March 2003; and $17.5 million from April 2003 through August 2004. The $1.1 million ($682,000 after-tax) non-recurring expense associated with amending the interest rate swap agreements is expected to result in an approximately $0.03 decrease in diluted earnings per share for the first quarter of 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about directors and nominees for director and executive officers of the Registrant is incorporated herein by reference from the sections of the Registrant’s definitive Proxy Statement to be delivered to shareholders of the Registrant in connection with the annual meeting of shareholders to be held May 14, 2001 (the “Proxy Statement”) entitled “Election of Directors – Certain Information Concerning Nominees and Directors,” and “-- Meetings of the Board of Directors and Committees”; and “Executive Officers of the Company.”

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference from the section of the Proxy Statement entitled “Executive Compensation.” In no event shall the information contained in the Proxy Statement under the sections entitled “Shareholder Return Analysis,” or “Compensation Committee’s Report on Executive Compensation” be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated herein by reference from the section of the Proxy Statement entitled “Beneficial Owners of More Than Five Percent of the Company’s Common Stock; Shares Held by Directors and Executive Officers.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding Certain Relationships and Related Transactions is incorporated herein by reference from the section of the Proxy Statement entitled “Certain Transactions.”

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) LISTING OF FINANCIAL STATEMENTS

The following financial statements of the Registrant are set forth herein in Part II, Item 8:

  Consolidated Balance Sheets as of December 31, 2000 and December 26, 1999

  Consolidated Statements of Operations - For Each of the Years in the
  Three-Year Period Ended December 31, 2000

  Consolidated Statements of Shareholders' Equity - For Each of the Years in the
  Three-Year Period Ended December 31, 2000

  Consolidated Statements of Cash Flows - For Each of the Years in the
  Three-Year Period Ended December 31, 2000

  Notes to Consolidated Financial Statements

  Independent Auditors' Report

(a)(2) LISTING OF FINANCIAL STATEMENT SCHEDULES

Not applicable.

(a)(3) LISTING OF EXHIBITS

EXHIBIT
NUMBER  DESCRIPTION OF EXHIBITS

3(a)-- Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3(a) of the Registrant’s annual report on Form 10-K for the fiscal year ended December 28, 1997).
3(b)-- Bylaws of the Registrant (incorporated herein by reference from Exhibit 3(b) of the Registrant’s annual report on Form 10-K for the fiscal year ended December 28, 1997).
4(a)-- See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant
4(b)-- Specimen Stock Certificate for the Common Stock of the Registrant (incorporated herein by reference from Exhibit 4(b) of the Registrant’s annual report on Form 10-K for the year ended December 27, 1998).
4(c)-- Shareholder Protection Rights Agreement, dated as of November 4, 1997, between RARE Hospitality International, Inc. and SunTrust Bank, Atlanta, as Rights Agent (which includes as Exhibit B thereto the Form of Right Certificate) (incorporated herein by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated November 4, 1997).
10(a)-- Amended and Restated Credit Agreement dated August 26, 1998, by and among the Registrant and First Union National Bank as administrative agent and Bank Boston, N.A. and Fleet National Bank as co-agents (incorporated by reference from Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 27, 1998).
10(b)-- First Amendment to Credit Agreement (incorporated herein by reference from Exhibit 10(b) of the Registrant’s annual report on Form 10-K for the year ended December 27, 1998).
10(c)-- Second Amendment to Credit Agreement (incorporated herein by reference from Exhibit 10(c) of the Registrant’s annual report on Form 10-K for the year ended December 26, 1999).
10(d)-- Third Amendment to Credit Agreement.
10(e)-- Fourth Amendment to Credit Agreement.
10(f)-- Pledge Agreement dated as of November 4, 1999 by Registrant in favor of First Union National Bank (incorporated by reference from Exhibit 10(d) of the Registrant’s annual report on Form 10-K for the year ended December 26, 1999).
10(g)-- LongHorn Steaks, Inc. Amended and Restated 1992 Incentive Plan (incorporated by reference from Exhibit 10(n) to Registration Statement on Form S-1, Registration Statement No. 33-45695).
10(h)-- Amended and Restated RARE Hospitality International, Inc. 1996 Stock Plan for Outside Directors (incorporated herein by reference from Exhibit 10(e) of the Registrant’s annual report on Form 10-K for the year ended December 27, 1998).
10(i)-- Bugaboo Creek Steak House, Inc. 1994 Stock Option Plan (incorporated herein by reference from Exhibit 4(c) to Registration Statement on Form S-8, Registration No. 333-11983).
10(j)-- RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan (incorporated herein by reference from Exhibit 10(i) of the Registrant’s annual report on Form 10-K for the fiscal year ended December 28, 1997).
10(k)-- Amendment No. 1 to RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan (incorporated herein by reference from Exhibit 10(j) of the Registrant's annual report on Form 10-K for the fiscal year ended December 28, 1997).
10(l)-- Amendment No. 2 to RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan Directors (incorporated herein by reference from Exhibit 10(i) of the Registrant's annual report on Form 10-K for the year ended December 27, 1998).
10(m)-- Employment Agreement dated February 13, 1992 between the Registrant and George W. McKerrow, Jr. (incorporated by reference from Exhibit 10(p) to Registration Statement on Form S-1, Registration Statement No. 33-45695).
10(n)-- Employment Agreement dated September 30, 1997 between the Registrant and Philip J. Hickey, Jr. (incorporated herein by reference from Exhibit 10(m) of the Registrant's annual report on Form 10-K for the fiscal year ended December 28, 1997).
10(o)-- Employment Agreement dated October 16, 1997 between the Registrant and Eugene I. Lee (incorporated herein by reference from Exhibit 10(n) of the Registrant’s annual report on Form 10-K for the fiscal year ended December 28, 1997).
10(p)-- Employment Agreement dated November 30, 1998 between the Registrant and Thomas W. Gathers (incorporated herein by reference from Exhibit 10(p) of the Registrant’s annual report on Form 10-K for the fiscal year ended December 27, 1998).
10(q)-- Employment Agreement dated March 23, 1998 between the Registrant and W. Douglas Benn (incorporated herein by reference from Exhibit 10(p) of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 29, 1998).
21(a)-- Subsidiaries of the Company.
23(a)-- Consent of KPMG LLP.
99(a)-- Safe Harbor Compliance Statement.

(b) REPORTS ON FORM 8-K

None.

(c) EXHIBITS

The exhibits to this Report are listed under Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

See Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 RARE Hospitality International, Inc.

                                                 By: /s/  Philip J. Hickey, Jr.
                                                     ----------------------------
                                                         Philip J. Hickey, Jr.
                                                         Chairman of the Board and Chief Executive Officer

     Date: March  28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                              Date

     By  /s/ Philip J. Hickey, Jr.                            March 28, 2001
        ------------------------------
         Philip J. Hickey, Jr.
         Chairman of the Board and
         Chief Executive Officer
         (Principal Executive Officer)

     By  /s/ W. Douglas Benn                                  March 28, 2001
        ------------------------------
         W. Douglas Benn
         Executive Vice President, Finance and
         Chief Financial Officer
         (Principal Financial and Accounting Officer)

     By  /s/ Eugene I. Lee, Jr.                               March 28, 2001
         ----------------------------
         Eugene I. Lee, Jr.
         President, Chief Operating Officer
         and Director

     By  /s/ George W. McKerrow, Jr.                          March 28, 2001
         -----------------------------
         George W. McKerrow, Jr.
         Director

     By  /s/ George W. McKerrow, Sr.                          March 28, 2001
         -----------------------------
         George W. McKerrow, Sr.
         Director

     By  /s/ Ronald W. San Martin                             March 28, 2001
         -----------------------------
         Ronald W. San Martin
         Director

     By  /s/ John G. Pawly                                    March 28, 2001
         -----------------------------
         John G. Pawly
         Director

     By  /s/ Don L. Chapman                                   March 28, 2001
         -----------------------------
         Don L. Chapman
         Director

     By  /s/ Lewis H. Jordan                                  March 28, 2001
         -----------------------------
         Lewis H. Jordan
         Director

     By  /s/ Carolyn H. Baldwin                               March 28, 2001
         -----------------------------
         Carolyn H. Baldwin
         Director