Form 10-Q
period 2001-04-01
RARE HOSPITALITY INTERNATIONAL INC
filed 2001-05-15
CIK 883976

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended April 1, 2001

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

XX Yes           No

As of May 8, 2001, there were 21,333,595 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

Index

Part I - Financial Information                                                                 Page
                                                                                               ----
     Item 1. Consolidated Financial Statements:

                    Consolidated Balance Sheets as of
                    April 1, 2001 and December 31, 2000                                          1

                    Consolidated Statements of Earnings -
                    for the quarters ended April 1, 2001
                    and April 2, 2000                                                            2

                    Consolidated Statement of Shareholders' Equity
                    and Comprehensive Income for the quarter ended
                    April 1, 2001                                                                3

                    Condensed Consolidated Statements of Cash Flows -
                    for the quarters ended April 1, 2001
                    and April 2, 2000                                                            4

                    Notes to the Consolidated Financial Statements                              5-7

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                    7-11

     Item 3. Quantitative and Qualitative Disclosures About
               Market Risk                                                                     11-12

Part II - Other Information

     Item 1. Legal Proceedings                                                                   12

     Item 2. Changes in Securities and Use of Proceeds                                           12

     Item 3. Defaults Upon Senior Securities   12

     Item 4. Submission of Matters to a Vote of Securities
               Holders                                                                           12

     Item 5. Other Information                                                                   12

     Item 6. Exhibits and Reports on Form 8-K  13

     Signatures                                                                                  14

Part I. Financial Information
Item 1. Financial Statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

                                                           April 1,                 December 31,
Assets                                                       2001                       2000
------                                                       ----                       ----
Current assets:
    Cash and cash equivalents                                $ 11,834                 $  3,771
    Accounts receivable                                         6,749                    5,596
    Inventories                                                12,278                   11,179
    Prepaid expenses                                            1,569                    1,246
    Refundable income taxes                                       209                    4,044
    Deferred income taxes                                       6,295                    5,780
                                                             --------                 --------
        Total current assets                                   38,934                   31,616

Property & equipment, less accumulated
  depreciation                                                245,885                  238,850
Goodwill, less accumulated amortization                        20,002                   20,272
Deferred income taxes                                           2,135                    2,316
Other                                                           2,748                    2,327
                                                             --------                 --------
        Total assets                                         $309,704                 $295,381
                                                             ========                 ========
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                         $ 15,149                 $ 19,738
    Accrued expenses                                           32,061                   34,948
                                                             --------                 --------
        Total current liabilities                              47,210                   54,686

Debt, net of current installments                               5,000                   51,000
Obligations under capital leases                               20,961                   20,969
                                                             --------                 --------
        Total liabilities                                      73,171                  126,655

Minority interest                                               1,486                    1,469

Shareholders' equity:
    Preferred stock                                                 -                        -
    Common stock                                              174,540                  124,497
    Unearned compensation-restricted stock                       (360)                    (338)
    Retained earnings                                          61,400                   52,849
    Accumulated other comprehensive loss                        (533)                        -
    Treasury stock at cost; no shares in
      2001 and 870,750 shares in 2000                              --                  (9,751)
                                                             --------                 --------
        Total shareholders' equity                            235,047                  167,257
        Total liabilities and shareholders'                  --------                 --------
         equity                                              $309,704                 $295,381
                                                             ========                 ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statements of Earnings
(In thousands, except per share data) (Unaudited)

                                                             13 Weeks Ended        14 Weeks Ended
                                                             --------------        --------------
                                                                 April 1,             April 2,
                                                                   2001                 2000
Revenues:                                                          ----                 ----
Restaurant sales:
   LongHorn Steakhouse                                          $ 96,565               $85,208
   The Capital Grille                                             19,366                16,913
   Bugaboo Creek                                                  17,346                16,645
   Specialty concepts                                              1,676                 1,752
                                                                --------              --------
     Total restaurant sales                                      134,953               120,518
   Franchise revenues                                                 90                    94
                                                                --------              --------
     Total revenues                                              135,043               120,612
Costs and expenses:                                             --------              --------
 Cost of restaurant sales                                         47,888                43,071
 Operating expenses - restaurants                                 57,914                52,071
 Depreciation and amortization - restaurants                       4,928                 4,264
 Pre-opening expense - restaurants                                 1,771                 1,133
 General and administrative expenses                               7,838                 8,102
                                                                --------              --------
     Total costs and expenses                                    120,339               108,641
                                                                --------              --------
 Operating income                                                 14,704                11,971
Interest expense, net                                                673                 1,021
Early termination of interest rate
   swap agreement                                                  1,100                     -
Provision for litigation settlement                                    -                 1,000
Minority interest                                                    245                   653
                                                                --------              --------
   Earnings before income taxes                                   12,686                 9,297
Income tax expense                                                 4,135                 3,070
                                                                --------              --------
     Net earnings                                               $  8,551              $  6,227
                                                                ========              ========
Weighted average common shares outstanding:

   Basic                                                          20,042                18,036
                                                                ========              ========
   Diluted                                                        21,616                18,755
                                                                ========              ========
Basic earnings per common share                                 $   0.43              $   0.35
                                                                ========              ========
Diluted earnings per common share                               $   0.40              $   0.33
                                                                ========              ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
and Comprehensive Income
For the quarter ended April 1, 2001
(In thousands, unaudited)

                                   Common Stock                                          Other        Total
                                 ----------------  Restricted    Retained   Treasury Comprehensive Shareholders'
                                Shares     Amount      Stock     Earnings     Stock     Income       Equity
                                ------     ------      -----     --------     -----     ------       ------
Balance, December 31, 2000      19,627    $124,497     $(338)    $52,849     $(9,751)    $     -    $167,257
Comprehensive Income:                                                                               --------
Net earnings                         -           -          -      8,551            -          -       8,551
Cumulative effect of change in
  accounting principle (note 3)      -           -          -          -            -       (624)       (624)

Other comprehensive income,
  change in unrealized loss
  from interest rate swaps           -           -          -          -            -         91          91
                                                                                                     -------
    Total comprehensive income                                                                         8,018

Amortization of restricted
  stock                              -           -         51          -            -          -          51
Issuance of shares pursuant
  to restricted stock award          3          73        (73)         -            -          -           -
Issuance of shares pursuant
  to public offering             2,300      47,872          -          -        9,751          -      57,623
Issuance of shares pursuant
  to exercise of stock
  options                          191       2,098          -          -            -          -       2,098
                                ------    --------     ------    -------     --------   --------    --------
Balance, April 1, 2001          22,121    $174,540     $(360)    $61,400     $      -    $ (533)    $235,047
                                ======    ========     ======    =======     ========    =======    ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

                                                                     13 Weeks Ended          14 Weeks Ended
                                                                     --------------          ---------------
                                                                        April 1,                 April 2,
                                                                          2001                     2000
                                                                          ----                     ----
Cash flows from operating activities:
  Net earnings                                                           $ 8,551                  $ 6,227
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                        5,600                    4,771
      Changes in working capital accounts                                 (7,781)                  (5,851)
      Minority interest                                                      245                      653
      Deferred tax benefit                                                  (170)                     (94)
                                                                        --------                 --------
  Net cash provided by operating activities                                6,445                    5,706
                                                                        --------                 --------
Cash flows from investing activities:
  Purchase of property and equipment                                     (12,265)                  (9,397)
                                                                        --------                 --------
  Net cash used by investing activities                                  (12,265)                  (9,397)
                                                                        --------                 --------
Cash flows from financing activities:
  (Repayments of) proceeds from credit facilities                       (46,000)                    3,000
  Proceeds from issuance of common stock                                  57,623                        -
  Proceeds from minority partners' contributions                               -                       25
  Distributions to minority partners                                        (228)                    (744)
  Increase in bank overdraft included in accounts
    payable                                                                  398                    4,058
  Purchase of common stock for treasury                                        -                   (7,864)
  Principal payments on capital leases                                        (8)                      --
  Proceeds from exercise of stock options                                  2,098                      488
                                                                        --------                 --------
  Net cash provided by(used in) financing activities                      13,883                   (1,037)
                                                                        --------                 --------
Net increase (decrease) in cash and cash equivalents                       8,063                   (4,728)
Cash and cash equivalents, beginning of period                             3,771                    8,864
                                                                        --------                 --------
Cash and cash equivalents, end of period                                $ 11,834                 $  4,136
                                                                        ========                 ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of April 1, 2001 and December 31, 2000 and for the quarters ended April 1, 2001 and April 2, 2000 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four fiscal quarters is typically made up of 13 weeks; however, since fiscal 2000 was a 53-week period, the first quarter of 2000 contained 14 operating weeks compared to 13 operating weeks in the first quarter of 2001.

2. Shareholder Equity

In February 2001, the Company completed an offering of 2,300,000 shares of its no par value common stock at $26.00 per share. Total net proceeds to the Company were approximately $57.6 million. Of those proceeds, the Company used approximately $56.5 million to repay amounts outstanding under its $100 million revolving line of credit, and approximately $1.1 million to pay a non-recurring pre-tax expense associated with amending its interest rate swap agreements to fix the interest rate on amounts expected to be outstanding under the Company’s credit facility following application of these proceeds.

3. New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company has historically used interest rate swap agreements to effectively fix the interest rate on variable rate borrowings under its $100 million revolving credit facility. These interest rate swap agreements are classified as a hedge of a cash flow exposure under SFAS No. 133; and accordingly, the initial fair value and subsequent changes therein are reported as a component of other comprehensive loss and subsequently reclassified into earnings when the forecasted cash flows affect earnings. The Company adopted SFAS No. 133 beginning January 1, 2001. As a result of adopting this new accounting standard, the Company recorded a net transition adjustment of $624 thousand ($1,006,000 million transition adjustment loss net of related tax benefit of $382 thousand) in accumulated other comprehensive loss at January 1, 2001. Concurrent with the completion of the February 2001 common stock offering, the Company amended its interest rate swap agreements to fix the interest rate on future amounts under the Company’s credit facility. The Company paid approximately $1.1 million resulting in an after-tax expense of $682 thousand associated with amending the interest rate swap agreements to reduce the notional principal to amounts equal to the variable rate debt expected to be outstanding in the future under the Company’s credit facility. The repayment of amounts outstanding under the credit agreement combined with the termination of the associated hedge created an ineffective hedge relationship, which is reported in earnings immediately; accordingly, the $1.1 million payment to terminate a portion of the swap agreements is reported as a non-recurring expense in the first quarter.

4. Long-Term Debt

In connection with the Company’s February 2001 common stock offering, the Company repaid approximately $56.5 million of the amount outstanding under its $100 million revolving line of credit, and used approximately $1.1 million to pay a non-recurring pre-tax expense associated with amending its interest rate swap agreements to fix the interest rate on amounts expected to be outstanding under the Company’s credit facility following its application of these proceeds. After amending the interest rate swap agreements, the Company had effectively fixed the interest rate at 6.52%, plus the applicable margin, on $0 through June 2001; $10.0 million from July 2001 through June 2002; $15.0 million from July 2002 through March 2003; and $17.5 million from April 2003 through August 2004. At April 1, 2001, $5 million was outstanding under the Company’s $100 million revolving credit agreement at a weighted average interest rate of 6.8125%.

5. Income Taxes

Income tax expense for the three months ended April 1, 2001 has been provided for based on an estimated 33% effective tax rate expected to be applicable for the full 2001 fiscal year as adjusted for the tax benefit associated with the expense related to early termination of an interest rate swap agreement. The effective income tax rate on pretax earnings is lower than the statutory federal income tax rate of 35% primarily due to employee FICA tip tax credits and work opportunity tax credits (both reductions in income tax expense), partially offset by state income taxes.

6. Earnings Per Share

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

                                                                        13 Weeks              14 Weeks
                                                                          Ended                 Ended
                                                                        April 1,              April 2,
                                                                          2001                  2000
                                                                          ----                  ----

Net earnings                                                              $8,551               $6,227
                                                                         =======              =======
Basic weighted average shares outstanding                                 20,042               18,036
Dilutive effect of stock options                                           1,505                  675
Dilutive effect of restricted stock                                           69                   44
                                                                         -------              -------
Diluted weighted average shares outstanding                               21,616               18,755
                                                                         =======              =======
Basic earnings per common share                                          $  0.43              $  0.35
                                                                         =======              =======
Diluted earnings per common share                                        $  0.40              $  0.33
                                                                         =======              =======

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

Quarter ended April 1, 2001 compared to quarter ended April 2, 2000

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 12.0% to $135.0 million for the first quarter of 2001 compared to $120.6 million for the first quarter of 2000.

The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four quarters is typically made up of 13 weeks; however, since fiscal 2000 was a 53-week period, the first quarter of 2000 contained 14 weeks, compared to the 13 weeks in the first quarter of 2001. This additional week had an unfavorable effect on the Company’s revenue comparisons and operating results for the first quarter of 2001 compared to the prior year.

Same store sales comparisons for each of the Company’s restaurant concepts for the quarter ended April 1, 2001, consist of sales at restaurants opened prior to June 28, 1999.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the quarter increased 13.3% to $96.6 million for the first quarter of 2001 compared to $85.2 million for the first quarter of the prior year. The increases reflect a 7.6% increase in restaurant operating weeks in the first quarter of 2001 as compared to the prior year, resulting from an increase in the restaurant base from 124 LongHorn Steakhouse restaurants at the end of the first quarter of 2000 to 146 at the end of the first quarter of 2001. The restaurant operating week increase was negatively impacted by the effect of comparing the 2001 thirteen-week quarter to a fourteen-week quarter in 2000. Excluding this additional week in 2000, total restaurant operating weeks would have increased by 16.1% in the first quarter of 2001 as compared to the same period in 2000. Average weekly sales for all LongHorn Steakhouse restaurants in the first quarter of 2001 was $52,869, a 5.4% increase over the comparable period in 2000. Same store sales for the comparable LongHorn Steakhouse restaurants increased 6.3% in the first quarter of 2001 as compared to the same period in 2000. The increase in same store sales resulted from an increase in average check per guest combined with an increase in customer counts.

The Capital Grille:

Sales in The Capital Grille restaurants increased 14.5% to $19.4 million for the first quarter of 2001, compared to $16.9 million for the same period in 2000. The increase reflects an 8.4% increase in restaurant weeks in the first quarter of 2001, as compared to the prior year, resulting from an increase in the restaurant base from 11 The Capital Grille restaurants at the end of the first quarter 2000 to 13 at the end of the first quarter of 2001. Excluding the additional week in the first quarter of 2000, total restaurant operating weeks would have increased by 16.8% in the first quarter of 2001 as compared to the same period in 2000. Average weekly sales for all The Capital Grille restaurants in the first quarter of 2001 were $115,964, a 5.6% increase from the comparable period in 2000. Same store sales for the comparable The Capital Grille restaurants increased 6.6% in the first quarter of 2001. The increase in same store sales resulted from an increase in average check per guest combined with an increase in customer counts.

Bugaboo Creek:

Sales in the Bugaboo Creek restaurants increased 4.2% to $17.3 million for the first quarter of 2001, compared to $16.6 million for the same period in 2000. The increase reflects a 2.0% decrease in restaurant weeks in the first quarter, as compared to the same period of the prior year, resulting from an increase in the restaurant base from 18 Bugaboo Creek restaurants at the end of the first quarter of 2000 to 19 restaurants at the end of the first quarter of 2001, more than offset by the additional week in the first quarter 2000, which was a fourteen-week operating period. Excluding the additional week in the first quarter of 2000, total restaurant operating weeks would have increased by 5.6% in the first quarter of 2001 as compared to the same period in 2000. Average weekly sales for all Bugaboo Creek restaurants in the first quarter of 2001 were $70,226, a 6.3% increase from the comparable period for 2000. Same store sales for the comparable Bugaboo Creek restaurants in the first quarter of 2001 increased 6.1% as compared to the same period in 2000. The increase in same store sales resulted from an increase in average check per guest combined with an increase in customer counts.

Franchise Revenue:

Franchise revenues decreased to $90 thousand for the first quarter of 2001, from $94 thousand for the same period in 2000. This decrease was due to the negative impact of comparing the 2001 thirteen-week quarter to the fourteen-week first quarter in 2000.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales decreased to 35.5% for the first quarter of 2001 from 35.7% for the same period of 2000. Menu price increases and favorable contract pricing on non-meat products, such as seafood and bakery items, more than offset slightly higher meat costs during the first quarter of 2001. The Company is currently under fixed price contracts with respect to all of its beef and pork products and, for a majority of these products, these contracts are in effect for the remainder of 2001.

Restaurant operating expense as a percentage of restaurant sales decreased to 42.9% for the first quarter of 2001 as compared to 43.2% for the same period of 2000. This reduction as a percentage of restaurant sales was due to greater leverage (provided by higher sales levels) of fixed and semi-fixed expenses such as rent, insurance and advertising, partially offset by an increase in utility costs. Restaurant depreciation increased to $4.9 million from $4.3 million in the corresponding period of the prior year, primarily due to the depreciation associated with construction of new restaurants.

Pre-opening expense for the first quarter of 2001 was $1.8 million, an increase from $1.1 million in the same period of the prior year. This increase related to the thirteen restaurants opened during the 2001 first quarter as compared to 6 restaurants opened in the same period of the prior year.

General and administrative expenses as a percentage of total revenues decreased to 5.8% for the first quarter of 2001, as compared to 6.7% for the corresponding period of the prior year. This decrease was principally due to greater leverage of fixed and semi-fixed general and administrative expenses and training, recruiting, and relocation expenses, which ran lower as a percentage of total revenue than expected due to improvements in restaurant management retention.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income increased to $14.7 million for the first quarter of 2001 from $12.0 million for the corresponding period of the prior year.

Interest expense, net decreased to $673 thousand in the first quarter of 2001, from $1.0 million in the same period of the prior year. Due to the timing of the Company’s February 2001 common stock offering, management believes the interest reductions, as compared to the prior year, will be more pronounced for the remaining quarters of 2001.

Concurrent with the completion of the February 2001 common stock offering, the Company amended its interest rate swap agreements to fix the interest rate on future amounts under the Company’s credit facility. The Company paid approximately $1.1 million resulting in an after-tax expense of $682 thousand associated with amending the interest rate swap agreements to reduce the notional principal to amounts equal to the variable rate debt expected to be outstanding in the future under the Company’s credit facility. The repayment of amounts outstanding under the credit agreement, combined with the termination of the associated hedging instrument, created an ineffective hedge relationship, which is reported in earnings in the first quarter of 2001.

Minority interest expense decreased to $245 thousand for the first quarter of 2001 from $653 thousand for the same period of the prior year primarily due to the full effect of the Company’s acquisition of nineteen LongHorn Steakhouse restaurants from two joint venture partners in July 2000.

Income tax expense for the first quarter of 2001 was 32.6% of earnings before income taxes, which reflects an effective income tax rate of 33% reduced by the tax benefit associated with the early termination of an interest rate swap agreement. This compares to 33.0% of earnings before income taxes for the first quarter of 2000. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits and work opportunity tax credits (both reductions in income tax expense), partially offset by state income taxes.

Net earnings increased to $8.6 million for the first quarter of 2001 from net earnings of $6.2 million for the first quarter of 2000, reflecting the net effect of the items discussed above.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first quarter of 2001 the Company’s principal sources of working capital were proceeds from the issuance of common stock in a registered public offering ($57.6 million), cash provided by operating activities ($6.4 million) and proceeds from the exercise of employee stock options ($2.1 million). For the first quarter of 2001 the principal uses of working capital were repayment of amounts outstanding under the Company’s revolving credit facility ($46.0 million) and capital expenditures ($12.3 million) for new and improved facilities. As of April 1, 2001 the Company had $5.0 million outstanding under the Company’s $100 million revolving credit facility.

The Company intends to open 18 to 21 Company-owned LongHorn Steakhouse restaurants, three The Capital Grille restaurant and one Bugaboo Creek restaurant in fiscal year 2001. The Company estimates that its capital expenditures for fiscal year 2001 will be approximately $60-65 million. During the first three months of 2001, the Company opened 11 LongHorn Steakhouse restaurants and two The Capital Grille restaurants. Five to eight additional LongHorn Steakhouse restaurants, one The Capital Grille restaurant and one Bugaboo Creek restaurant are expected to be opened by the end of 2001. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through the year 2004.

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

Forward-Looking Statements

Statements contained in this Report concerning future results, performance or expectations are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this Report are based upon information available to the Company on the date of this Report. All forward-looking statements involve risks and uncertainties that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements, such as: the Company’s ability to open the anticipated number of new restaurants on time and within budget; the Company’s ability to continue to increase same-store sales at anticipated rates; a recession or other negative effect on business dining patterns, or some other negative effect on the economy in general; unexpected increases in cost of sales or other expenses; the Company’s ability to acquire products at reasonable prices; and the impact of any negative publicity or public attitudes related to the consumption of beef. Other risks and uncertainties include fluctuations in quarterly operating results, seasonality, guest trends, competition and risks associated with the development and management of new restaurant sites. More information about factors that potentially may affect the Company’s results, performance or development is included in the Company’s other filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended December 31, 2000, its current reports on Form 8-K filed during the first quarter of 2001, and the Company’s press releases and other communications.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of May 8, 2001, $6.0 million was outstanding under the Company’s $100 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest plus a margin of 0% to 0.75% (depending on the Company’s leverage ratio) at the Company’s option. Accordingly, the Company is exposed to the impact of interest rate fluctuations. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company from time to time uses interest rate swaps.

The Company has interest rate swap agreements with a commercial bank, which effectively fix the interest rate at 6.52%, plus the margin, on $0 through June 2001; $10.0 million from July 2001 through June 2002; $15.0 million from July 2002 through March 2003; and $17.5 million from April 2003 through August 2004. The Company is exposed to credit losses on this interest rate swap in the event of counterparty non-performance, but does not anticipate any such losses.

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

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At April 1, 2001, the Company had $7.9 million invested in high-grade overnight repurchase agreements.

Part II - Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits Filed. None

(b)	Reports filed on Form 8-K.

(i)	The Company filed a Current Report on Form 8-K on February 23, 2001, announcing, pursuant to Item 5 of Form 8-K, completion of the sale of 300,000 shares of Company common stock in connection with the exercise of an over-allotment option.

(ii)	The Company filed a Current Report on Form 8-K on February 9, 2001, announcing, pursuant to Item 5 of Form 8-K, completion of the sale of 2 million shares of Company common stock in a registered public offering.

(iii)	The Company filed a Current Report on Form 8-K on January 26, 2001, disclosing, pursuant to Item 5 of Form 8-K, changes in management since the filing of the Company’s last Annual Report on Form 10-K.

(iv)	The Company filed a Current Report on Form 8-K on January 24, 2001, announcing, pursuant to Item 5 of Form 8-K, that it expects to report fourth quarter 2000 earnings that exceed analysts’ expectations.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 15, 2001                                 /s/ W. Douglas Benn
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