Form 10-Q
period 2001-07-01
RARE HOSPITALITY INTERNATIONAL INC
filed 2001-08-10
CIK 883976

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended July 1, 2001

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

XX Yes           No

As of August 10, 2001, there were 21,425,442 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

Index

Part I - Financial Information                                                                 Page
                                                                                               ----
     Item 1. Consolidated Financial Statements:

                    Consolidated Balance Sheets as of
                    July 1, 2001 and December 31, 2000                                           1

                    Consolidated Statements of Earnings -
                    for the quarters and six months ended
                    July 1, 2001 and July 2, 2000                                                2

                    Consolidated Statement of Shareholders' Equity
                    and Comprehensive Income for the six months
                    ended July 1, 2001                                                           3

                    Condensed Consolidated Statements of Cash Flows -
                    for the six months ended July 1, 2001
                    and July 2, 2000                                                             4

                    Notes to the Consolidated Financial Statements                              5-7

     Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                  7-11

     Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                                                    11

Part II - Other Information

     Item 1. Legal Proceedings                                                                  12

     Item 2. Changes in Securities and Use of Proceeds                                          12

     Item 3. Defaults Upon Senior Securities   12

     Item 4. Submission of Matters to a Vote of Securities
                 Holders                                                                        12

     Item 5. Other Information                                                                  12

     Item 6. Exhibits and Reports on Form 8-K                                                   13

     Signatures                                                                                 14

Part I. Financial Information
Item 1. Financial Statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

                                                              July 1,             December 31,
Assets                                                           2001                     2000
                                                                 ----                     ----
Current assets:
    Cash and cash equivalents                                 $ 6,054                 $  3,771
    Accounts receivable                                         6,179                    5,596
    Inventories                                                12,724                   11,179
    Prepaid expenses                                            1,413                    1,246
    Refundable income taxes                                     6,500                    4,044
    Deferred income taxes                                       6,317                    5,780
                                                             --------                 --------
        Total current assets                                   39,187                   31,616

Property & equipment, less accumulated
  depreciation                                                251,728                  238,850
Goodwill, less accumulated amortization                        19,730                   20,272
Deferred income taxes                                           3,447                    2,316
Other                                                           2,770                    2,327
                                                             --------                 --------
        Total assets                                         $316,862                 $295,381
                                                             ========                 ========
Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                         $ 13,749                 $ 19,738
    Accrued expenses                                           31,706                   34,948
                                                             --------                 --------
        Total current liabilities                              45,455                   54,686

Debt, net of current installments                               4,000                   51,000
Obligations under capital leases                               20,952                   20,969
                                                             --------                 --------
        Total liabilities                                      70,407                  126,655

Minority interest                                               1,411                    1,469

Shareholders' equity:
    Preferred stock                                                 -                        -
    Common stock                                              177,098                  124,497
    Unearned compensation-restricted stock                       (377)                    (338)
    Retained earnings                                          68,772                   52,849
    Accumulated other comprehensive loss                         (449)                       -
    Treasury stock at cost; no shares in
      2001 and 870,750 shares in 2000                              --                   (9,751)
                                                             --------                 --------
        Total shareholders' equity                            245,044                  167,257
        Total liabilities and shareholders'                  --------                 --------
         equity                                              $316,862                 $295,381
                                                             ========                 ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statements of Earnings
(In thousands, except per share data) (Unaudited)

                                                              Quarter Ended             Six Months Ended
                                                              -------------             -----------------
                                                              13 Wks Ended         26 Wks Ended   27 Wks Ended
Revenues:                                                 July 1,       July 2,        July 1,      July 2,
                                                           2001          2000           2001         2000
                                                           ----          ----           ----         ----
Restaurant sales:
   LongHorn Steakhouse                                   $ 92,187       $ 77,941      $188,752     $163,149
   The Capital Grille                                      20,474         15,405        39,840       32,318
   Bugaboo Creek                                           16,471         15,029        33,817       31,674
   Specialty concepts                                       1,950          1,941         3,626        3,693
                                                         --------       --------      --------     --------
     Total restaurant sales                               131,082        110,316       266,035      230,834
   Franchise revenues                                          78            103           168          197
                                                         --------       --------      --------     --------
     Total revenues                                       131,160        110,419       266,203      231,031
Costs and expenses:                                      --------       --------      --------     --------
 Cost of restaurant sales                                  46,585         39,439        94,473       82,510
 Operating expenses - restaurants                          58,973         48,943       116,887      101,014
 Depreciation and amortization - restaurants                5,220          4,099        10,148        8,363
 Pre-opening expense - restaurants                            849            706         2,620        1,839
 General and administrative expenses                        7,991          7,358        15,829       15,460
                                                         --------       --------      --------     --------
     Total costs and expenses                             119,618        100,545       239,957      209,186
                                                         --------       --------      --------     --------
 Operating income                                          11,542          9,874        26,246       21,845
Interest expense, net                                         383          1,026         1,056        2,047
Early termination of interest rate
  swap agreement                                                -              -         1,100            -
Provision for litigation settlement                             -              -             -        1,000
Minority interest                                             155            484           400        1,137
                                                         --------       --------      --------     --------
   Earnings before income taxes                            11,004          8,364        23,690       17,661
Income tax expense                                          3,632          2,780         7,767        5,850
                                                         --------       --------      --------     --------
     Net earnings                                        $  7,372       $  5,584      $ 15,923     $ 11,811
                                                         ========       ========      ========     ========
Basic earnings per common share                          $   0.35       $   0.31      $   0.77     $   0.66
                                                         ========       ========      ========     ========
Diluted earnings per common share                        $   0.33       $   0.29      $   0.72     $   0.62
                                                         ========       ========      ========     ========
Weighted average common shares outstanding:
  Basic                                                    21,251         17,972        20,646       18,005
                                                         ========       ========      ========     ========
  Diluted                                                  22,592         19,340        22,042       19,071
                                                         ========       ========      ========     ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
and Comprehensive Income
For the quarter ended April 1, 2001
(In thousands, unaudited)

                                   Common Stock                                          Other        Total
                                 ----------------  Restricted    Retained   Treasury Comprehensive Shareholders'
                                Shares     Amount      Stock     Earnings     Stock     Income       Equity
                                ------     ------      -----     --------     -----     ------       ------
Balance, December 31, 2000      19,627    $124,497     $(338)    $52,849     $(9,751)    $     -    $167,257
Comprehensive Income:                                                                               --------
Net earnings                         -           -          -      8,551            -          -       8,551
Cumulative effect of change in
 accounting principle (note 3)       -           -          -          -            -       (624)       (624)
Other comprehensive income,
 change in unrealized loss
 from interest rate swaps            -           -          -          -            -         91          91
                                                                                                     -------
      Total comprehensive income                                                                       8,018

Amortization of restricted
 stock                               -           -         51          -            -          -          51
Issuance of shares pursuant
  to restricted stock award          3          73        (73)         -            -          -           -
Issuance of shares pursuant
  to public offering             1,429      47,872          -          -        9,751          -      57,623
Issuance of shares pursuant
  to exercise of stock
  options                          191       2,098          -          -            -          -       2,098
                                ------    --------     ------    -------     --------      -----     -------
Balance, April 1, 2001          21,250     174,540       (360)    61,400            -       (533)    235,047

Net earnings                         -           -          -      7,372            -          -       7,372
Other comprehensive income,
 change in unrealized loss
 from interest rate swaps            -           -          -          -            -         84          84
                                                                                                     -------
       Total comprehensive income                                                                      7,456

Amortization of restricted
 stock                               -           -         54          -            -          -          54
Issuance of shares pursuant
  to restricted stock award          3          71        (71)         -            -          -           -
Issuance of shares to
    retirement plans                 8         232          -          -            -          -         232
Tax benefit of non-qualified
    stock options exercised          -         887          -          -            -          -         887
Issuance of shares pursuant
  to exercise of stock
  options                          134       1,368          -          -            -          -       1,368
                                ------    --------     ------    -------     --------    -------   ---------
Balance, July 1, 2001           21,395    $177,098     $(377)    $68,772     $      -     $ (449)   $245,044
                                ======    ========     ======    =======     ========    =======   =========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

                                                                                 Six Months Ended
                                                                                 -----------------
                                                                         July 1,                 July 2,
                                                                          2001                    2000
                                                                          ----                    ----
Cash Flows from operating activities:
  Net earnings                                                          $ 15,923                 $ 11,811
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                       11,524                    9,364
      Changes in working capital accounts                                (11,830)                  (1,207)
      Minority interest                                                      400                    1,137
      Deferred tax(benefit) expense                                         (617)                    (621)
                                                                        --------                 --------
  Net cash provided by operating activities                               15,400                   20,484
                                                                        --------                 --------
Cash flows from investing activities:
  Purchase of property and equipment                                     (23,648)                 (20,188)
                                                                        --------                 --------
  Net cash used by investing activities                                  (23,648)                 (20,188)
                                                                        --------                 --------
Cash flows from financing activities:
  Proceeds from (repayments of) credit facilities                        (47,000)                   3,000
  Proceeds from issuance of common stock                                  57,855                        -
  Proceeds from minority partners' contributions                               -                       92
  Distributions to minority partners                                        (458)                  (1,323)
  Increase in bank overdraft included in accounts
    payable                                                               (3,315)                  (1,575)
  Purchase of common stock for treasury                                        -                   (7,864)
  Principal payments on capital leases                                       (17)                       -
  Proceeds from exercise of stock options                                  3,466                    4,928
                                                                        --------                 --------
  Net cash provided by(used in) financing activities                      10,531                   (2,742)
                                                                        --------                 --------
Net decrease in cash and cash equivalents                                  2,283                   (2,446)
Cash and cash equivalents, beginning of period                             3,771                    8,864
                                                                        --------                 --------
Cash and cash equivalents, end of period                                 $ 6,054                 $  6,418
                                                                        ========                 ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of July 1, 2001 and December 31, 2000 and for the quarters and six months ended July 1, 2001 and July 2, 2000 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

3. Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company has historically used interest rate swap agreements to effectively fix the interest rate on variable rate borrowings under the Company’s $100 million revolving credit facility. These interest rate swap agreements are classified as a hedge of a cash flow exposure under SFAS No. 133; and accordingly, the initial fair value and subsequent changes therein are reported as a component of other comprehensive loss and subsequently reclassified into earnings when the forecasted cash flows affect earnings. The Company adopted SFAS No. 133 beginning January 1, 2001. As a result of adopting this new accounting standard, the Company recorded a net transition adjustment loss of $624,000 ($1,006,000 transition adjustment loss net of related loss tax benefit of $382,000) in accumulated other comprehensive loss at January 1, 2001. The estimated fair value of this agreement at July 1, 2001 was a net payable of $449,000 (of which $241,000 is classified as current).

Concurrent with the completion of the February 2001 common stock offering, the Company amended its interest rate swap agreements to fix the interest rate on future amounts under the Company’s credit facility. The Company paid $1,100,000 resulting in an after-tax expense of $682,000 associated with amending the interest rate swap agreements to reduce the notional principal to amounts equal to the variable rate debt expected to be outstanding in the future under the Company’s credit facility. The repayment of amounts outstanding under the credit agreement combined with the termination of the associated hedge created an ineffective hedge relationship, which is reported in earnings immediately; accordingly, the $1,100,000 payment to terminate a portion of the swap agreements was reported as a non-recurring expense in the first quarter.

4. Long-Term Debt

In connection with the Company’s February 2001 common stock offering, the Company repaid approximately $56.5 million of the amount outstanding under its $100 million revolving line of credit, and used approximately $1.1 million to pay a non-recurring pre-tax expense associated with amending its interest rate swap agreements to fix the interest rate on amounts expected to be outstanding under the Company’s credit facility following its application of these proceeds. After amending the interest rate swap agreements, the Company had effectively fixed the interest rate at 6.52%, plus the applicable margin on $10.0 million from July 2001 through June 2002; $15.0 million from July 2002 through March 2003; and $17.5 million from April 2003 through August 2004. At July 1, 2001, $4 million was outstanding under the Company’s $100 million revolving credit agreement at a weighted average interest rate of 5.3125%.

5. Income Taxes

Income tax expense for the six months ended July 1, 2001 has been provided for based on an estimated 33% effective tax rate expected to be applicable for the full 2001 fiscal year as adjusted for the tax benefit associated with the early termination of an interest rate swap agreement. The effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) and work opportunity tax credits partially offset by state income taxes.

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

                                                               13 Wks Ended        27 Wks Ended  26 Wks Ended
                                                          ----------------------   --------------------------
                                                           July 1,        July 2,       July 1,      July 2,
                                                            2001           2000          2001         2000
                                                            ----           ----          ----         ----
Basic weighted average shares outstanding                  21,251         17,972        20,646       18,005
Dilutive effect of stock options                            1,271          1,311         1,326        1,014
Dilutive effect of restricted stock                            70             57            70           52
                                                         --------       --------      --------     --------
Diluted weighted average shares outstanding                22,592         19,340        22,042       19,071
                                                         ========       ========      ========     ========
Net earnings                                             $  7,372       $  5,584       $15,923      $11,811
                                                         ========       ========      ========     ========
Basic earnings per common share                          $   0.35       $   0.31      $   0.77      $  0.66
                                                         ========       ========      ========     ========
Diluted earnings per common share                        $   0.33       $   0.29      $   0.72      $  0.62
                                                         ========       ========      ========     ========

7. Recent Accounting Pronouncement

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, beginning fiscal year 2002 the Company will no longer amortize goodwill and intangible assets with indefinite lives, but instead will test those assets for impairment at least annually. Intangibles with definite useful lives will be amortized over such lives to their estimated residual values. The Company is required to adopt SFAS 142 at the beginning of fiscal 2002, and within six months of that date, to assess in accordance with the provisions of the Statement whether there is an indication that any goodwill or other intangible assets with indefinite lives are impaired as of that date.

As soon as possible after a determination that any goodwill or other intangible assets may be impaired, but not later than December 31, 2002, the Company must re-compute the amount of such goodwill or other intangible asset with an indefinite life in accordance with the provisions of the Statement. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $21.8 million, which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill is projected to be approximately $1.1 million for fiscal year 2001. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 18.8% and 15.2% for the quarter and six months ended July 1, 2001, respectively, as compared to the same periods of the prior fiscal year.

The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four quarters is typically made up of 13 weeks; however, since fiscal 2000 was a 53-week period, the first quarter of 2000 contained 14 weeks compared to the 13 weeks in the first quarter of 2001. This additional week had an unfavorable effect on the Company’s revenue comparisons and operating results for the six months of 2001 compared to the prior year.

Same store sales comparisons for each of the Company’s restaurant concepts for the quarter ended April 1, 2001, consist of sales at restaurants opened prior to September 27, 1999.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the quarter and six months ended July 1, 2001 increased 18.3% and 15.7%, respectively, as compared to the same periods of the prior year. The increases reflect a 16.4% and 11.9% increase in restaurant operating weeks in the quarter and six months ended July 1, 2001, respectively, as compared to the same periods of the prior fiscal year, resulting primarily from an increase in the restaurant base from 127 LongHorn Steakhouse restaurants at the end of the second quarter of 2000 to 147 at the end of the second quarter of 2001. The restaurant operating week comparison was negatively impacted for the six month period by the effect of a fourteen-week first quarter in 2000. Excluding this additional week in 2000, total restaurant operating weeks would have increased by 16.3% in the first six months of 2001 as compared to the same period in 2000. Average weekly sales for all LongHorn Steakhouse restaurants in the second quarter of 2001 was $48,571, a 1.6% increase over the comparable period in 2000. Same store sales for the comparable LongHorn Steakhouse restaurants increased 1.9% in the second quarter of 2001 as compared to the same period in 2000, primarily due to an increase in average check partially offset by a decline in customer counts.

The Capital Grille:

Sales in The Capital Grille restaurants for the quarter and six months ended July 1, 2001, increased 32.9% and 23.3%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects a 28.7% and 18.2% increase in restaurant weeks in the quarter and six months ended July 1, 2001, as compared to the same periods of the prior fiscal year, resulting primarily from an increase in the restaurant base from 11 The Capital Grille restaurants at the end of the second quarter of 2000 to 15 at the end of the second quarter of 2001. Excluding the additional week in the first six months of 2000, total restaurant operating weeks would have increased by 22.7% in the first half of 2001 as compared to the same period in 2000. Average weekly sales for all The Capital Grille restaurants in the second quarter of 2001 were $111,271, a 3.3% increase from the comparable period in 2000. Same store sales for the comparable The Capital Grille restaurants increased 4.9% in the first quarter of 2001, primarily due to an increase in average check.

Bugaboo Creek:

Sales in the Bugaboo Creek restaurants increased for the quarter and six months ended July 1, 2001, 9.6% and 6.8%, respectively, compared to the same periods of the prior fiscal year. The increase reflects a 5.6% and 1.6% increase in restaurant weeks in the quarter and six months ended July 1, 2001, respectively, as compared to the same periods of the prior fiscal year, resulting primarily from an increase in the restaurant base from 18 Bugaboo Creek restaurants at the end of the second quarter of 2000 to 19 restaurants at the end of the second quarter of 2001, partially offset by the additional week in the first six months of 2000. Excluding the additional week in the first six months of 2000, total restaurant operating weeks would have increased by 5.6% in the first six months of 2001 as compared to the same period in 2000. Average weekly sales for all Bugaboo Creek restaurants in the second quarter of 2001 were $66,685, a 3.8% increase from the comparable period for 2000. Same store sales for the comparable Bugaboo Creek restaurants in the second quarter of 2001 increased 1.3% as compared to the same period in 2000, primarily due to an increase in average check partially offset by a decline in customer counts.

Franchise Revenue:

Franchise revenues decreased to $78,000 for the second quarter of 2001, from $103,000 for the same period in 2000.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales decreased to 35.5% for the second quarter of 2001 from 35.8% and decreased to 35.5% from 35.7% for the six months ended July 1, 2001, as compared to the respective periods in 2000. Favorable contract pricing on seafood, bakery, and chicken products more than offset slightly higher red meat costs during the second quarter of 2001. The Company is currently under fixed price contracts with respect to all of its beef and pork products and, for a majority of these products, these contracts are in effect for the remainder of 2001.

Restaurant operating expense as a percentage of restaurant sales increased to 45.0% from 44.4% for the second quarter of 2001 and to 43.9% from 43.8% for the first six months of 2001, as compared to the respective periods in 2000. This increase as a percentage of restaurant sales was due to an increase in utility and management labor costs. Additionally, restaurant depreciation as a percentage of restaurant sales increased to 4.0% from 3.7% for the second quarter and to 3.8% from 3.6% for the first six months of 2001 as compared to the same periods of the prior fiscal year primarily due to the depreciation associated with capital lease accounting for the four recently opened The Capital Grille restaurants and the Company’s ongoing restaurant remodeling program.

Pre-opening expense for the first six months of 2001 was $2.6 million, an increase from $1.8 million in the same period of the prior year. This increase related to the 15 restaurants opened during the periods as compared to nine restaurants opened in the same period of the prior year.

General and administrative expenses as a percentage of total revenues decreased to 6.1% from 6.7% for the second quarter of 2001 and decreased to 5.9% from 6.7% for the six months ended July 1, 2001 as compared to the respective periods of the prior year. These decreases were principally due to greater leverage of fixed and semi-fixed general and administrative expenses and a reduction of recruiting, training, and relocation expenses, which ran lower than in the comparable prior period due to an improvement in restaurant management retention.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income increased to $11.5 million from $9.9 million for the second quarter of 2001 and increased to $26.2 million from $21.8 million for the six months ended July 1, 2001 as compared to the respective periods of the prior year.

Interest expense, net decreased to $383 thousand in the second quarter of 2001 from $1.0 million in the same period of the prior year. This decrease is principally due to the Company’s common stock offering in February 2001, the proceeds of which were used to pay down borrowings under the Company’s revolving credit facility.

Concurrent with the completion of the February 2001 common stock offering, the Company amended its interest rate swap agreements to fix the interest rate on future amounts under the Company’s credit facility. The Company paid $1,100,000 resulting in an after-tax expense of $682,000 associated with amending the interest rate swap agreements to reduce the notional principal to amounts equal to the variable rate debt expected to be outstanding in the future under the Company’s credit facility. The repayment of amounts outstanding under the credit agreement combined with the termination of the associated hedge created an ineffective hedge relationship, which was reported as a charge to earnings in the first quarter of 2001.

Minority interest expense decreased to $155 thousand for the second quarter of 2001 from $484 thousand for the same period of the prior year primarily due to the full effect of the Company’s acquisition of nineteen joint venture restaurants from two joint venture partners in July 2000.

Income tax expense for the second quarter of 2001 was 33.0% of earnings before income taxes. Income tax expense for the first six months of 2001 was 32.8%, which reflects an effective income tax rate of 33% reduced by the tax benefit associated with the early termination of an interest rate swap agreement in the first quarter of 2001. These rates in 2001 compare to rates of 33.2% and 33.1% for the quarter and six months ended July 2, 2000, respectively. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits and work opportunity tax credits partially offset by state income taxes.

Net earnings increased to $7.4 million for the second quarter of 2001 from net earnings of $5.6 million for the second quarter of 2000, reflecting the net effect of the items discussed above.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first six months of 2001 the Company’s principal sources of working capital were proceeds from the issuance of common stock in a registered public offering ($57.6 million), cash provided by operating activities ($15.4 million) and proceeds from the exercise of employee stock options ($3.5 million). For the first six months of 2001 the principal uses of working capital were repayment of amounts outstanding under the Company’s revolving credit facility ($47.0 million) and capital expenditures ($23.7 million) for new and improved facilities. As of July 1, 2001 the Company had $4.0 million outstanding under the Company’s $100 million revolving credit facility.

The Company intends to open 19 to 20 Company-owned LongHorn Steakhouse restaurants, and three The Capital Grille restaurants in fiscal year 2001. The Company estimates that its capital expenditures for fiscal year 2001 will be approximately $50-55 million. During the first six months of 2001, the Company opened 12 LongHorn Steakhouse restaurants and three The Capital Grille restaurants. Seven to eight additional LongHorn Steakhouse restaurants are expected to be opened by the end of 2001. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through the year 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of August 10, 2001, $10.0 million was outstanding under the Company’s $100 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest plus a margin of 0% to 0.75% (depending on the Company’s leverage ratio) at the Company’s option. Accordingly, the Company is exposed to the impact of interest rate fluctuations. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company from time to time uses interest rate swaps.

The Company has interest rate swap agreements with a commercial bank, which effectively fix the interest rate at 6.52%, plus the margin on $10.0 million from July 2001 through June 2002; $15.0 million from July 2002 through March 2003; and $17.5 million from April 2003 through August 2004. The Company is exposed to credit losses on this interest rate swap in the event of counterparty non-performance, but does not anticipate any such losses.

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

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At July 1, 2001, the Company had $2.8 million invested in high-grade overnight repurchase agreements.

Part II - Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

The 2001 Annual Meeting of Shareholders of the Company was held on May 14, 2001 at which the following proposals were voted upon by the shareholders: (i) election of one Class II director to serve until the 2003 Annual Meeting of Shareholders and two Class III directors to serve until the 2004 Annual Meeting of Shareholders; (ii) amendment of Article Four of the Company’s Articles of Incorporation to increase the number of shares of common stock, no par value, from 25,000,000 to 60,000,000; and (iii) ratification of the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 30, 2001. Holders of 21,237,694 shares of the Company’s common stock were entitled to vote at that meeting.

The shareholders elected one Class II director with a term expiring at the 2003 Annual Meeting and two Class III directors with a term expiring at the 2004 Annual Meeting. As to each of the following named individuals, the holders of the indicated number of shares of the Company’s common stock voted for his election, and the holders of the indicated number of shares withheld authority to vote for election. There were no broker non-votes.

                                                 Shares Voting               Shares Witholding
Class II                                                  For:                      Authority:
Eugene I. Lee, Jr.                                  14,848,368                       3,296,585

Class III
Carolyn H. Baldwin                                  17,664,825                         480,128
Ronald W. San Martin                                17,664,525                         480,428

The amendment to Article Four of the Company’s Articles of Incorporation to increase the number of shares of common stock was ratified as follows: 13,776,028 shares voted in favor of ratification; 4,364,832 shares voted against ratification; and 4,093 shares abstained. There were no broker non-votes.

The selection of KPMG LLP as independent auditors for the Company for the fiscal year ending December 30, 2001 was ratified as follows: 18,058,296 shares voted in favor of ratification; 86,128 shares voted against the ratification; and 529 shares abstained. There were no broker non-votes.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits Filed. None

(b)	Reports filed on Form 8-K. None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 10, 2001                              /s/ W. Douglas Benn
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