Form 10-Q
period 2001-09-30
RARE HOSPITALITY INTERNATIONAL INC
filed 2001-11-09
CIK 883976

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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

XX Yes           No

As of November 7, 2001, there were 21,454,644 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

Index

Part I - Financial Information                                                         Page
                                                                                       ----
      Item 1. Consolidated Financial Statements:

                         Consolidated Balance Sheets as of
                         September 30, 2001 and December 31, 2000                        1

                         Consolidated Statements of Earnings -
                         for the quarters and nine months ended
                         September 30, 2001 and October 1, 2000                          2

                         Consolidated Statement of Shareholders' Equity
                         and Comprehensive Income (Loss) for the nine
                         months ended September 30, 2001                                 3

                         Condensed Consolidated Statements of Cash Flows -
                         for the nine months ended September 30, 2001
                         and October 1, 2000                                             4

                         Notes to the Consolidated Financial Statements                 5-7

      Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                       7-11

      Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk                                                          11

Part II - Other Information

      Item 1. Legal Proceedings                                                          12

      Item 2. Changes in Securities and Use of Proceeds                                  12

      Item 3. Defaults Upon Senior Securities                                            12

      Item 4. Submission of Matters to a Vote of Securities
                    Holders                                                              12

      Item 5. Other Information                                                          12

      Item 6. Exhibits and Reports on Form 8-K                                           13

      Signatures                                                                         14

Part I. Financial Information
Item 1. Financial Statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

                                                        September 30,            December 31,
Assets                                                      2001                     2000
                                                            ----                     ----
Current assets:
     Cash and cash equivalents                               $ 17,196               $  3,771
     Accounts receivable                                        6,529                  5,596
     Inventories                                               12,898                 11,179
     Prepaid expenses                                           2,303                  1,246
     Refundable income taxes                                    6,430                  4,044
     Deferred income taxes                                      6,000                  5,780
                                                             --------               --------
         Total current assets                                  51,356                 31,616

Property & equipment, less accumulated
   depreciation                                               256,193                238,850
Goodwill, less accumulated amortization                        19,458                 20,272
Deferred income taxes                                           2,314                  2,316
Other                                                           2,686                  2,327
                                                             --------               --------
         Total assets                                        $332,007               $295,381
                                                             ========               ========
Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                        $ 15,106               $ 19,738
     Accrued expenses                                          34,622                 34,948
                                                             --------               --------
         Total current liabilities                             49,728                 54,686

Debt, net of current installments                              10,000                 51,000
Obligations under capital leases                               20,938                 20,969
                                                             --------               --------
         Total liabilities                                     80,666                126,655

Minority interest                                               1,355                  1,469

Shareholders' equity:
     Preferred stock                                                -                      -
     Common stock                                             177,830                124,497
     Unearned compensation-restricted stock                      (465)                  (338)
     Retained earnings                                         73,453                 52,849
     Accumulated other comprehensive loss                       (673)                      -
     Treasury stock at cost; 10,000 shares in
       2001 and 870,750 shares in 2000                          (159)                (9,751)
                                                             --------               --------
         Total shareholders' equity                           249,986                167,257
         Total liabilities and shareholders'                 --------               --------
           equity                                            $332,007               $295,381
                                                             ========               ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statements of Earnings
(In thousands, except per share data) (Unaudited)

                                                         Quarter Ended                  Nine Months Ended
                                                         -------------                  -----------------
                                                         13 Wks Ended             39 Wks Ended      40 Wks Ended
Revenues:                                         Sept. 30,          Oct. 1,         Sept. 30,         Oct. 1,
                                                    2001              2000             2001             2000
                                                    ----              ----             ----             ----
Restaurant sales:
    LongHorn Steakhouse                             $ 91,100         $ 79,716          $279,852       $242,865
    The Capital Grille                                18,328           14,866            58,168         47,184
    Bugaboo Creek                                     17,287           15,904            51,104         47,578
    Specialty concepts                                 1,940            1,958             5,566          5,651
                                                    --------         --------          --------       --------
      Total restaurant sales                         128,655          112,444           394,690        343,278
    Franchise revenues                                    79               92               247            289
                                                    --------         --------          --------       --------
      Total revenues                                 128,734          112,536           394,937        343,567
Costs and expenses:                                 --------         --------          --------       --------
  Cost of restaurant sales                            46,203           40,533           140,677        123,043
  Operating expenses - restaurants                    60,667           50,464           177,554        151,478
  Depreciation and amortization - restaurants          5,438            4,292            15,586         12,655
  Pre-opening expense - restaurants                      707            1,015             3,327          2,854
  General and administrative expenses                  8,111            7,786            23,940         23,246
                                                    --------         --------          --------       --------
      Total costs and expenses                       121,126          104,090           361,084        313,276
                                                    --------         --------          --------       --------
  Operating income                                     7,608            8,446            33,853         30,291
Interest expense, net                                    491            1,016             1,547          3,063
Early termination of interest rate
  swap agreement                                           -                -             1,100              -
Provision for litigation settlement                        -                -                 -          1,000
Minority interest                                        132              122               531          1,259
                                                    --------         --------          --------       --------
    Earnings before income taxes                       6,985            7,308            30,675         24,969
Income tax expense                                     2,304            2,405            10,071          8,255
                                                    --------         --------          --------       --------
      Net earnings                                  $  4,681         $  4,903          $ 20,604       $ 16,714
                                                    ========         ========          ========       ========
Basic earnings per common share                     $   0.22         $   0.26          $   0.99       $   0.92
                                                    ========         ========          ========       ========
Diluted earnings per common share                   $   0.21         $   0.25          $   0.93       $   0.87
                                                    ========         ========          ========       ========
Weighted average common shares outstanding:
  Basic                                               21,337           18,504            20,876         18,167
                                                    ========         ========          ========       ========
  Diluted                                             22,385           19,806            22,125         19,250
                                                    ========         ========          ========       ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
and Comprehensive Income
For the nine months ended September 30, 2001
(In thousands, unaudited)

                                            Common Stock                                                     Other           Total
                                          ----------------      Restricted      Retained     Treasury   Comprehensive   Shareholders'
                                       Shares        Amount         Stock       Earnings       Stock     Income (Loss)      Equity
                                       ------        ------         -----       --------       -----        ------          ------
Balance, December 31, 2000             19,627      $124,497        $(338)        $52,849     $(9,751)      $     -        $167,257
Comprehensive income (loss):                                                                                              --------
Net earnings                                -             -             -         20,604            -            -          20,604
Cumulative effect of change in
 accounting principle (note 3)              -             -             -              -            -         (624)           (624)

Other comprehensive income (loss),
 change in unrealized loss
 from interest rate swaps                   -             -             -              -            -          (49)            (49)
                                                                                                                            -------
Total comprehensive income                                                                                                  19,931

Issuance of shares pursuant
   to public offering                   1,429        47,872             -              -        9,751            -          57,623
Purchase of common stock for
   treasury                                 -             -             -              -         (159)           -            (159)
Amortization of restricted
   stock                                    -             -           165              -            -            -             165

Issuance of shares pursuant
   to restricted stock award               12           292          (292)             -            -            -               -
Issuance of shares to
    retirement plans                       17           441             -              -            -            -             441
Tax benefit of non-qualified
    stock options exercised                 -           928             -              -            -            -             928
Issuance of shares pursuant
   to exercise of stock
   options                                363         3,800             -              -            -            -           3,800

                                       ------      --------        ------        -------     --------     --------        --------
Balance, Sept. 30, 2001                21,448      $177,830         $(465)       $73,453      $  (159)      $ (673)       $249,986
                                       ======      ========        ======        =======     ========     ========        ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

                                                                             Nine Months Ended
                                                                             -----------------
                                                                 Sept. 30,                     Oct. 1,
                                                                   2001                         2000
                                                                   ----                         ----
Cash flows from operating activities:
   Net earnings                                                  $ 20,604                       $ 16,714
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation and amortization                               17,682                         14,278
       Changes in working capital accounts                        (11,864)                        (5,175)
       Minority interest                                              531                          1,259
       Deferred tax benefit                                           (54)                          (695)
                                                                 --------                       --------
   Net cash provided by operating activities                       26,899                         26,381
                                                                 --------                       --------
Cash flows from investing activities:
     Purchase of property and equipment                           (33,880)                       (36,242)
     Asset acquisitions                                                --                         (3,742)
                                                                 --------                       --------
   Net cash used by investing activities                          (33,880)                       (39,984)
                                                                 --------                       --------
Cash flows from financing activities:
   (Repayments of) proceeds from credit facilities                (41,000)                        11,200
   Proceeds from issuance of common stock                          57,623                             --
   Issuance of common stock to employee retirement plans              441                             --
   Proceeds from minority partners' contributions                      --                             92
   Distributions to minority partners                                (646)                        (1,144)
   Increase in bank overdraft included in accounts
     payable                                                         378                             478
   Purchase of common stock for treasury                             (159)                        (7,864)
   Principal payments on capital leases                               (31)                             -
   Proceeds from exercise of stock options                          3,800                          4,973
                                                                 --------                       --------
   Net cash provided by financing activities                       20,406                          7,735
                                                                 --------                       --------
Net increase (decrease) in cash and cash equivalents               13,425                         (5,868)
Cash and cash equivalents, beginning of period                      3,771                          8,864
                                                                 --------                       --------
Cash and cash equivalents, end of period                         $ 17,196                       $  2,996
                                                                 ========                       ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of September 30, 2001 and December 31, 2000 and for the quarters and nine months ended September 30, 2001 and October 1, 2000 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four fiscal quarters is typically made up of 13 weeks; however, since fiscal 2000 was a 53-week period, the first quarter of 2000 contained 14 operating weeks compared to 13 operating weeks in the first quarter of 2001.

2. Shareholder Equity

In February 2001, the Company completed an offering of 2.3 million shares of its no par value common stock at $26.00 per share. Total net proceeds to the Company were approximately $57.6 million. Of those proceeds, the Company used approximately $56.5 million to repay amounts outstanding under its $100 million revolving line of credit, and approximately $1.1 million to pay a non-recurring pre-tax expense associated with amending its interest rate swap agreements to fix the interest rate on amounts expected to be outstanding under the Company’s credit facility following application of these proceeds.

3. Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company has historically used interest rate swap agreements to effectively fix the interest rate on variable rate borrowings under the Company’s $100 million revolving credit facility. These interest rate swap agreements are classified as a hedge of a cash flow exposure under SFAS No. 133; and accordingly, the initial fair value and subsequent changes therein are reported as a component of other comprehensive loss and subsequently reclassified into earnings when the forecasted cash flows affect earnings. The Company adopted SFAS No. 133 beginning January 1, 2001. As a result of adopting this new accounting standard, the Company recorded a net transition adjustment loss of $624,000 ($1,006,000 transition adjustment loss net of related loss tax benefit of $382,000) in accumulated other comprehensive loss at January 1, 2001. The estimated fair value of this agreement at September 30, 2001 was a payable of $1,086,000 (approximately $673,000 net of tax benefit). $408,000 of the aggregate $1,086,000 was classified as current on September 30, 2001.

Concurrent with the completion of the February 2001 common stock offering, the Company amended its interest rate swap agreements to fix the interest rate on future amounts under the Company’s credit facility. The Company paid $1,100,000 resulting in an after-tax expense of $682,000 associated with amending the interest rate swap agreements to reduce the notional principal to amounts equal to the variable rate debt expected to be outstanding in the future under the Company’s credit facility. The repayment of amounts outstanding under the credit agreement combined with the termination of the associated hedge created an ineffective hedge relationship, which is reported in earnings immediately; accordingly, the $1,100,000 payment made in order to terminate a portion of the swap agreements was reported as a non-recurring expense in the first quarter of 2001.

4. Long-Term Debt

In connection with the Company’s February 2001 common stock offering, the Company repaid approximately $56.5 million of the amount outstanding under its $100 million revolving line of credit, and used approximately $1.1 million to pay a non-recurring pre-tax expense associated with amending its interest rate swap agreements to fix the interest rate on amounts expected to be outstanding under the Company’s credit facility following its application of these proceeds. After amending the interest rate swap agreements, the Company had effectively fixed the interest rate at 6.52%, plus the applicable margin on $10.0 million from July 2001 through June 2002; $15.0 million from July 2002 through March 2003; and $17.5 million from April 2003 through August 2004. At September 30, 2001, $10 million was outstanding under the Company’s $100 million revolving credit agreement at a weighted average interest rate of 7.77% after considering the effect of the interest rate swap agreement.

5. Income Taxes

Income tax expense for the nine months ended September 30, 2001 has been provided for based on an estimated 33% effective tax rate expected to be applicable for the full 2001 fiscal year, as adjusted for the tax benefit associated with the early termination of an interest rate swap agreement. The effective income tax rate differs from the statutory federal income tax rate of 35%, primarily due to employee FICA tip tax credits (a reduction in income tax expense) and work opportunity tax credits partially offset by state income taxes.

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

                                                      13 Wks Ended              39 Wks Ended     40 Wks Ended
                                                      ------------              ------------     ------------
                                               Sept. 30,          Oct. 1,         Sept. 30,         Oct. 1,
                                                 2001              2000             2001             2000
                                                 ----              ----             ----             ----
Basic weighted average shares outstanding          21,337           18,504            20,876         18,167
Dilutive effect of stock options                      979            1,243             1,177          1,027
Dilutive effect of restricted stock                    69               59                72             56
                                                 --------         --------          --------       --------
Diluted weighted average shares outstanding        22,385           19,806            22,125         19,250
                                                 ========         ========          ========       ========
Net earnings                                     $  4,681         $  4,903           $20,604        $16,714
                                                 ========         ========          ========       ========
Basic earnings per common share                  $   0.22         $   0.26          $   0.99        $  0.92
                                                 ========         ========          ========       ========
Diluted earnings per common share                $   0.21         $   0.25          $   0.93        $  0.87
                                                 ========         ========          ========       ========

7. Treasury Stock Transactions

In September 2001, the Company’s Board of Directors authorized the Company to use up to $15 million to purchase shares of its common stock through open market transactions, block purchases or in privately negotiated transactions. During the third quarter of 2001, the Company purchased 10,000 shares of its common stock for a total purchase price of approximately $159,000 (average price of $15.90 per share).

8. Recent Accounting Pronouncement

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, beginning fiscal year 2002 the Company will no longer amortize goodwill and intangible assets with indefinite lives, but instead will test those assets for impairment at least annually. Intangibles with definite useful lives will be amortized over such lives to their estimated residual values. The Company is required to adopt SFAS 142 at the beginning of fiscal 2002, and within nine months of that date, to assess in accordance with the provisions of the Statement whether there is an indication that any goodwill or other intangible assets with indefinite lives are impaired as of that date.

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company will adopt SFAS No. 144 beginning in fiscal 2002. Management has not yet determined the impact of SFAS No. 144 on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 14.4% and 15.0% for the quarter and nine months ended September 30, 2001, respectively, as compared to the same periods of the prior fiscal year.

The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four quarters is typically made up of 13 weeks; however, since fiscal 2000 was a 53-week period, the first quarter of 2000 contained 14 weeks compared to the 13 weeks in the first quarter of 2001. This additional week had an unfavorable effect on the Company’s revenue comparisons and operating results for the nine months of 2001 compared to the prior year.

Same store sales comparisons for each of the Company’s restaurant concepts for the quarter ended September 30, 2001, consist of sales at restaurants opened prior to December 27, 1999.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the quarter and nine months ended September 30, 2001 increased 14.3% and 15.2%, respectively, as compared to the same periods of the prior year. The increases reflect a 15.1% and 13.0% increase in restaurant operating weeks in the quarter and nine months ended September 30, 2001, respectively, as compared to the same periods of the prior fiscal year, resulting primarily from an increase in the restaurant base from 133 LongHorn Steakhouse restaurants at the end of the third quarter of 2000 to 152 at the end of the third quarter of 2001. The restaurant operating week comparison was negatively impacted for the nine month period by the effect of a fourteen-week first quarter in 2000. Excluding this additional week in 2000, total restaurant operating weeks would have increased by 15.9% in the first nine months of 2001 as compared to the same period in 2000. Average weekly sales for all LongHorn Steakhouse restaurants in the third quarter of 2001 was $46,814, an 0.8% decrease compared to the same period in 2000. Same store sales for the comparable LongHorn Steakhouse restaurants decreased 0.6% in the third quarter of 2001 as compared to the same period in 2000, primarily due to a decline in customer counts partially offset by an increase in average check.

The Capital Grille:

Sales in The Capital Grille restaurants increased 23.3% for both the quarter and nine months ended September 30, 2001, as compared to the same periods of the prior fiscal year. The increase reflects a 36.4% and 24.1% increase in restaurant weeks in the quarter and nine months ended September 30, 2001, as compared to the same periods of the prior fiscal year, resulting primarily from an increase in the restaurant base from 11 The Capital Grille restaurants at the end of the third quarter of 2000 to 15 at the end of the third quarter of 2001. Excluding the additional week in the first nine months of 2000, total restaurant operating weeks would have increased by 27.3% in the first nine months of 2001 as compared to the same period in 2000. Average weekly sales for all The Capital Grille restaurants in the third quarter of 2001 were $93,992, a 9.6% decrease from the comparable period in 2000. Same store sales for the comparable The Capital Grille restaurants decreased 6.3% in the third quarter of 2001, primarily due to a decrease in customer counts.

Bugaboo Creek:

Sales in the Bugaboo Creek restaurants increased 8.7% and 7.4% for the quarter and nine months ended September 30, 2001, respectively, compared to the same periods of the prior fiscal year. The increase reflects a 5.6% and 2.9% increase in restaurant weeks in the quarter and nine months ended September 30, 2001, respectively, as compared to the same periods of the prior fiscal year, resulting primarily from an increase in the restaurant base from 18 Bugaboo Creek restaurants at the end of the third quarter of 2000 to 19 restaurants at the end of the third quarter of 2001, partially offset by the additional week in the first nine months of 2000. Excluding the additional week in the first nine months of 2000, total restaurant operating weeks would have increased by 5.6% in the first nine months of 2001 as compared to the same period in 2000. Average weekly sales for all Bugaboo Creek restaurants in the third quarter of 2001 were $69,988, a 3.0% increase from the comparable period for 2000. Same store sales for the comparable Bugaboo Creek restaurants in the third quarter of 2001 increased 0.6% as compared to the same period in 2000, primarily due to an increase in average check partially offset by a decline in customer counts.

Franchise Revenue:

Franchise revenues decreased to $79,000 for the third quarter of 2001, from $92,000 for the same period in 2000.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales decreased to 35.9% for the third quarter of 2001 from 36.0% for the third quarter of 2000 and decreased to 35.6% from 35.8% for the nine months ended September 30, 2001, as compared to the corresponding periods in 2000. Favorable contract pricing on seafood, bakery, and chicken products more than offset slightly higher red meat costs during the third quarter of 2001. The Company is currently under fixed price contracts with respect to all of its beef and pork products; at a minimum, these contracts are in effect for the remainder of 2001.

Restaurant operating expense as a percentage of restaurant sales increased to 47.2% in the third quarter of 2001 from 44.9% in the third quarter of 2000 and to 45.0% for the first nine months of 2001 from 44.1% for the first nine months of 2000. This increase as a percentage of restaurant sales was due to the negative leverage of fixed costs associated with the lower average weekly sales rates experienced during the third quarter 2001 as compared to the same period of the prior year and an increase in utility and insurance costs. Additionally, restaurant depreciation as a percentage of restaurant sales increased to 4.2% from 3.8% for the third quarter and to 3.9% from 3.7% for the first nine months of 2001 as compared to the same periods of the prior year due to the depreciation associated with capital lease accounting for the four recently opened The Capital Grille restaurants, the Company’s ongoing restaurant remodeling program, and the negative leverage of this relatively fixed cost.

Pre-opening expense for the first nine months of 2001 was $3.3 million, an increase from $2.9 million in the same period of the prior year. This increase related to the 20 restaurants opened during the first nine months of 2001, as compared to 15 restaurants opened in the same period of the prior year.

General and administrative expenses as a percentage of total revenues decreased to 6.3% for the third quarter of 2001 from 6.9% for the third quarter of 2000 and decreased to 6.1% for the nine months ended September 30, 2001 from 6.8% for the same period of the prior year. These decreases were principally due to reduced accruals for management bonuses, and a reduction of recruiting, training, and relocation expenses, which ran lower than in the comparable prior period due to an improvement in restaurant management retention.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income decreased to $7.6 million for the third quarter of 2001, from $8.4 million for the third quarter of 2000 and increased to $33.9 million for the first nine months of 2001 from $30.3 million for the first nine months of 2000.

Interest expense, net decreased to $491,000 in the third quarter of 2001 from $1.0 million in the same period of the prior year. This decrease is principally due to the Company’s common stock offering in February 2001, the proceeds of which were used to pay down borrowings under the Company’s revolving credit facility.

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

Minority interest expense increased to $132,000 for the third quarter of 2001 from $122,000 for the same period of the prior year due to a slight increase in profitability of the Company’s joint venture restaurants during the quarter. Minority interest expense decreased to $531,000 for the first nine months of 2001 from $1.3 million for the same period of the prior year primarily due to the full effect of the Company’s acquisition of 19 joint venture restaurants from two joint venture partners in July 2000.

Income tax expense for the third quarter of 2001 was 33.0% of earnings before income taxes. Income tax expense for the first nine months of 2001 was 32.8%, which reflects an effective income tax rate of 33% reduced by the tax benefit associated with the early termination of an interest rate swap agreement in the first quarter of 2001. These rates in 2001 compare to rates of 32.9% and 33.1% for the quarter and nine months ended October 1, 2000, respectively. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits and work opportunity tax credits partially offset by state income taxes.

Net earnings decreased to $4.7 million for the third quarter of 2001 from net earnings of $4.9 million for the third quarter of 2000, reflecting the net effect of the items discussed above.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first nine months of 2001 the Company’s principal sources of working capital were proceeds from the issuance of common stock in a registered public offering ($57.6 million), cash provided by operating activities ($28.4 million) and proceeds from the exercise of employee stock options ($3.8 million). For the first nine months of 2001 the principal uses of working capital were repayment of amounts outstanding under the Company’s revolving credit facility ($41.0 million) and capital expenditures ($33.9 million) for new and improved facilities. As of September 30, 2001 the Company had $10.0 million outstanding under the Company’s $100 million revolving credit facility.

The Company intends to open 19 Company-owned LongHorn Steakhouse restaurants, and three The Capital Grille restaurants in fiscal year 2001. The Company estimates that its capital expenditures for fiscal year 2001 will be approximately $55-60 million. During the first nine months of 2001, the Company opened 17 LongHorn Steakhouse restaurants and three The Capital Grille restaurants. Two additional LongHorn Steakhouse restaurants have been opened since September 30, 2001. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through the year 2004.

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

Forward-Looking Statements

Statements contained in this Report concerning future results, performance or expectations are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this Report are based upon information available to the Company on the date of this Report. All forward-looking statements involve risks and uncertainties that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements, such as: the Company’s ability to open the anticipated number of new restaurants on time and within budget; the Company’s ability to achieve anticipated rates of same-store sales; a recession or other negative effect on business dining patterns, or some other negative effect on the economy in general; the effect upon dining patterns and the economy, in general, of war, insurrection and/or terrorist attacks on United States soil; unexpected increases in cost of sales or other expenses; and the impact of any negative publicity or public attitudes related to the consumption of beef. Other risks and uncertainties include fluctuations in quarterly operating results, seasonality, guest trends, competition and risks associated with the development and management of new restaurant sites. More information about factors that potentially may affect the Company’s results, performance or development is included in the Company’s other filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended December 31, 2000, its current reports on Form 8-K filed during 2001, and the Company’s press releases and other communications.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of November 9, 2001, $10.0 million was outstanding under the Company’s $100 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest plus a margin of 0% to 0.75% (depending on the Company’s leverage ratio) at the Company’s option. Accordingly, the Company is exposed to the impact of interest rate fluctuations. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company from time to time uses interest rate swaps.

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

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At September 30, 2001, the Company had $14.0 million invested in high-grade overnight repurchase agreements.

Part II - Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits Filed. 3(a)-- Articles of Incorporation of the Registrant

(b)	Reports filed on Form 8-K.

(i) The Company filed a Current Report on Form 8-K on September 17, 2001, announcing, pursuant to Item 5 of Form 8-K, that its Board of Directors had authorized the use of up to $15.0 million to repurchase shares of the Company’s common stock.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2001                                          /s/ W. Douglas Benn
      -----------------                                          -------------------
                                                                 W. Douglas Benn
                                                                 Executive Vice President, Finance
                                                                 and Chief Financial Officer
                                                                 (Principal Financial and
                                                                 Accounting Officer)