Form 10-K
period 2001-12-30
RARE HOSPITALITY INTERNATIONAL INC
filed 2002-03-29
CIK 883976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001
COMMISSION FILE NUMBER 0-19924

RARE HOSPITALITY INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Internal Revenue Service - Employer Identification No. 58-1498312

8215 Roswell Rd; Bldg. 600; Atlanta, GA 30350
(770) 399-9595

Securities Registered Pursuant to Section 12(b) of the Act:

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE
 (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2002, the aggregate market value of the voting stock held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are “affiliates” of the Registrant) of the Registrant was $553,976,386 based upon the last reported sale price in the Nasdaq National Market on March 1, 2002 of $26.29.

As of March 1, 2002, the number of shares outstanding of the Registrant’s Common Stock, no par value, was 21,691,123.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 13, 2002 are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in the following pages, particularly regarding estimates of the number and locations of new restaurants that RARE Hospitality International, Inc. and its subsidiaries (the "Company") intend to open during fiscal 2002, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-K are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-K, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: failure of facts to conform to necessary management estimates and assumptions; the Company's ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company's business discipline over a large restaurant base; unexpected increases in cost of sales or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef; competitive pressures from other national and regional restaurant chains; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks set forth in Exhibit 99(a) to this Form 10-K which are hereby incorporated by reference and other risks identified from time to time in the Company's SEC reports, registration statements and public announcements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

RARE HOSPITALITY INTERNATIONAL, INC.

INDEX

                                                                                                            Page
                                                                                                            ----
         Part I
           Item 1.         Business                                                                           4
           Item 2.         Properties                                                                        13
           Item 3.         Legal Proceedings                                                                 13
           Item 4.         Submission of Matters to a Vote of Security
                             Holders                                                                         13

         Part II
           Item 5.         Market for Registrant's Common Equity and Related
                             Stockholder Matters 14
           Item 6.         Selected Financial Data                                                           14
           Item 7.         Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                             16
           Item 7A.        Quantitative and Qualitative Disclosures About
                             Market Risk                                                                     23
           Item 8.         Financial Statements and Supplementary Data                                       25
           Item 9.         Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosure                                             44

         Part III
           Item 10.        Directors and Executive Officers of the Registrant                                45
           Item 11.        Executive Compensation                                                            45
           Item 12.        Security Ownership of Certain Beneficial Owners
                             and Management                                                                  45
           Item 13.        Certain Relationships and Related Transactions                                    45

         Part IV
           Item 14.        Exhibits, Financial Statement Schedules, and
                             Reports on Form 8-K                                                             45
         Signatures                                                                                          48
         Financial Statement Schedules
         Exhibits

PART I

ITEM 1. BUSINESS

GENERAL

RARE Hospitality International, Inc. and subsidiaries (the “Company”) operates and franchises 197 restaurants as of March 1, 2002, including 161 LongHorn Steakhouse restaurants, 15 The Capital Grille restaurants and 19 Bugaboo Creek Steak House restaurants, as well as two additional restaurants (the “specialty restaurants”), Hemenway’s Seafood Grille & Oyster Bar (“Hemenway’s”) and The Old Grist Mill Tavern. The Company was incorporated in Georgia in December 1982.

CONCEPTS

LongHorn Steakhouse restaurants are casual dining, full-service establishments serving both lunch and dinner amidst an attractive and inviting atmosphere. With locations spread throughout the Eastern half of the United States, LongHorn Steakhouse restaurants feature a variety of top quality menu items including signature steaks, as well as salmon, shrimp, chicken, ribs, pork chops, burgers and prime rib. Designed with an inviting decor reminiscent of the classic American West, LongHorn Steakhouse restaurants appeal to all ages with a unique combination of hospitable, attentive service, moderate price, high quality dishes and a comfortable atmosphere.

The Capital Grille, with locations in major metropolitan cities in the Eastern and Central United States, boasts an atmosphere of power dining, relaxed elegance and style. Nationally acclaimed for dry aging steaks on premises, The Capital Grille serves classic steak house offerings such as chops, large North Atlantic lobsters and fresh seafood. The restaurants feature an award-winning wine list offering over 300 selections, personalized service, comfortable club-like atmosphere and premiere private dining rooms. The Capital Grille is the ideal dining choice for business meeting and social occasions.

Bugaboo Creek Steak House restaurants are designed as attractive, friendly establishments featuring moderately priced, flavorful food items and an offering of full liquor service. Primarily located in the Northeast and Mid-Atlantic regions of the United States, Bugaboo Creek Steak House restaurants attract guests of all ages with a rustic decor reminiscent of a Canadian Rocky Mountain lodge. Stressing a friendly and attentive service style, Bugaboo Creek Steak House restaurants offer a variety of menu offerings including signature seasoned steaks, prime rib, pork loin, smoked baby-back ribs, spit roasted half chicken, grilled salmon and shrimp.

RESTAURANT LOCATIONS

The following tables set forth the location of each existing restaurant and restaurant under construction by concept at March 1, 2002 and the number of restaurants in each area.

LONGHORN STEAKHOUSE RESTAURANTS

EXISTING COMPANY-OWNED/JOINT VENTURE RESTAURANTS

                                      ALABAMA
                                        Birmingham                                                       1
                                        Dothan                                                           1
                                        Huntsville                                                       1
                                        Mobile                                                           1
                                        Montgomery                                                       2
                                      FLORIDA
                                        Daytona Beach                                                    1
                                        Destin                                                           1
                                        Ft. Myers                                                        2
                                        Jacksonville                                                     5
                                        Miami/Ft. Lauderdale                                             6
                                        Ocala                                                            1
                                        Orlando                                                          8
                                        St. Augustine                                                    1
                                        Tallahassee                                                      1
                                        Tampa/ St. Petersburg                                            8
                                        West Palm Beach                                                  2
                                      GEORGIA
                                        Albany                                                           1
                                        Athens                                                           1
                                        Atlanta                                                         28
                                        Augusta                                                          1
                                        Cartersville                                                     1
                                        Columbus                                                         1
                                        Dalton                                                           1
                                        Macon                                                            1
                                        Rome                                                             1
                                        Savannah                                                         1
                                        Statesboro                                                       1
                                        Valdosta                                                         1
                                        Warner Robbins                                                   1
                                      ILLINOIS
                                        Fairview Heights                                                 1
                                      INDIANA
                                        Indianapolis                                                     3
                                      KANSAS
                                        Leawood                                                          1
                                      KENTUCKY
                                        Bowling Green                                                    1
                                        Florence                                                         1
                                      MASSACUSETTS
                                        Boston                                                           5
                                      MISSOURI
                                        Kansas City                                                      3
                                        St. Louis                                                        5
                                      NEW HAMPSHIRE
                                        Concord                                                          2
                                      NEW JERSEY
                                        Rochelle Park                                                    1
                                      NORTH CAROLINA
                                        Burlington                                                       1
                                        Charlotte                                                        7
                                        Greensboro/High Point/Winston-Salem                              4
                                      OHIO
                                        Cincinnati                                                       4
                                        Cleveland                                                       10
                                        Columbus                                                         6
                                        Toledo                                                           1
                                      PENNSYLVANIA
                                        Erie                                                             1
                                        Philadelphia                                                     1
                                      RHODE ISLAND
                                        Warwick                                                          1
                                      SOUTH CAROLINA
                                        Columbia                                                         3
                                        Greenville/Spartanburg                                           2
                                        Hilton Head                                                      1
                                        Mt. Pleasant                                                     1
                                        Rock Hill                                                        1
                                      TENNESSEE
                                        Chattanooga                                                      1
                                        Nashville                                                        6
                                      VIRGINIA
                                        McLean                                                           1
                                      WEST VIRGINIA
                                        Charleston                                                       1

                                         Total Existing Company-Owned/Joint Venture Restaurants        158

EXISTING FRANCHISEE-OWNED RESTAURANTS

                                      PUERTO RICO
                                        Bayamon                                                          1
                                        Carolina                                                         1
                                        San Patricio                                                     1

                                           Total Existing Franchisee-Owned Restaurants                   3

                                           Total LongHorn Steakhouse Restaurants                       161

BUGABOO CREEK RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

                                      CONNECTICUT
                                        Manchester                                                       1
                                      DELAWARE
                                        Newark                                                           1
                                      GEORGIA
                                        Atlanta                                                          1
                                      MAINE
                                        Bangor                                                           1
                                        Portland                                                         1
                                      MARYLAND
                                        Gaithersburg                                                     1
                                      MASSACHUSETTS
                                        Boston                                                           6
                                        Seekonk                                                          1
                                      NEW HAMPSHIRE
                                        Newington                                                        1
                                      NEW YORK
                                        Albany                                                           1
                                        Poughkeepsie                                                     1
                                        Rochester                                                        1
                                      PENNSYLVANIA
                                        Philadelphia                                                     1
                                      RHODE ISLAND
                                        Warwick                                                          1

                                           Total Bugaboo Creek Restaurants                              19

THE CAPITAL GRILLE RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

                                      DISTRICT OF COLUMBIA
                                        Washington                                                       1
                                      FLORIDA
                                        Miami                                                            1
                                      GEORGIA
                                        Atlanta                                                          1
                                      ILLINOIS
                                        Chicago                                                          1
                                      MASSACHUSETTS
                                        Boston                                                           2
                                      MICHIGAN
                                        Troy                                                             1
                                      MINNESOTA
                                        Minneapolis                                                      1
                                      MISSOURI
                                        Kansas City                                                      1
                                      NORTH CAROLINA
                                        Charlotte                                                        1
                                      PENNSYLVANIA
                                        Philadelphia                                                     1
                                      RHODE ISLAND
                                        Providence                                                       1
                                      TEXAS
                                        Dallas                                                           1
                                        Houston                                                          1
                                      VIRGINIA
                                        McLean                                                           1

                                           Total The Capital Grille Restaurants                         15

SPECIALTY RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

                                      MASSACHUSETTS
                                        The Old Grist Mill Tavern, Seekonk                               1
                                      RHODE ISLAND
                                        Hemenway's Seafood Grille & Oyster Bar, Providence               1

                                           Total Specialty Restaurants                                   2

RESTAURANTS UNDER CONSTRUCTION

                                      FLORIDA
                                        LongHorn Steakhouse, Delray                                      1
                                      GEORGIA
                                        LongHorn Steakhouse, McDonough                                   1
                                        LongHorn Steakhouse, Tifton                                      1
                                        Bugaboo Creek Steak House, Lithonia                              1
                                      MARYLAND
                                        LongHorn Steakhouse, Bowie                                       1
                                        LongHorn Steakhouse, Germantown                                  1
                                      NEW HAMPSHIRE
                                        LongHorn Steakhouse, Nashua                                      1

                                           Total Restaurants Under Construction                          7

UNIT ECONOMICS

LongHorn Steakhouse

The Company’s prototypical LongHorn Steakhouse has an average seating capacity of 190 seats in approximately 5,100 square feet of space. The prototype has been modified over the years to increase its average seating capacity from approximately 150 seats for LongHorn Steakhouse restaurants open prior to 1994. The objective of these modifications was to increase the Company’s return on investment on new LongHorn Steakhouse restaurants through increasing the sales capacity and reducing capital expenditures as a percentage of revenue. The Company intends to continue to use leasing as its preferred arrangement for LongHorn Steakhouse sites and currently leases all but 39 of its LongHorn Steakhouse restaurants in operation. The Company also owns two sites for restaurants under construction and owns three sites for restaurants to go under construction later in 2002. The Company purchases land only in those circumstances it believes are cost-effective. Five of the 19 LongHorn Steakhouse restaurants opened in 2001 were located on property purchased at an average cost of approximately $935,000 per location. The average cash investment to construct a LongHorn Steakhouse restaurant in 2001 was approximately $1,620,000, excluding real estate costs and excluding pre-opening expenses of approximately $185,000. Through December 27, 1998, the Company amortized pre-opening expenses over the first 12 months of a restaurant’s operation. After December 27, 1998, in accordance with Statement of Position 98-5 Reporting on the Costs of Start-up Activities (“SOP 98-5”), the Company began to expense pre-opening costs as incurred.

The Capital Grille

The Capital Grille restaurant development strategy includes the use of sites that are historic or unique in nature. Accordingly, the Company utilizes methods to balance control of the construction costs with the retention of the unique ambiance of each location. The Company intends to continue to emphasize leasing as its preferred arrangement for The Capital Grille sites and currently leases all of its The Capital Grille sites. The Company intends to purchase land only in those circumstances it believes are cost-effective. The average cash investment to construct a Capital Grille restaurant in 2001 was approximately $3,046,000 (net of landlord allowances) and excluding pre-opening expenses of approximately $358,000. All three The Capital Grille restaurants opened in 2001 were located on leased property. Through December 27, 1998, the Company amortized pre-opening expenses over the first 12 months of each restaurant’s operation. After December 27, 1998, in accordance with SOP 98-5, the Company began to expense pre-opening costs as incurred.

Bugaboo Creek Steak House

The Company developed a Bugaboo Creek Steak House restaurant design, which served as the prototype for the two Bugaboo Creek restaurants constructed in 1999 and 2000. This modified design is smaller than earlier designs and utilizes approximately 7,400 square feet with a capacity of approximately 230 seats. The Company has further refined the prototype, with the objective of reducing the capital expenditure required for new restaurant construction and reducing ongoing operating costs at new restaurants to be opened in 2002 and future years.

The Company intends to continue to emphasize leasing as its preferred arrangement for Bugaboo Creek Steak House sites and currently leases all but one of its Bugaboo Creek Steak House sites. The company also owns one site for a restaurant under construction. The Company purchases land only in those circumstances it believes are cost-effective. The Bugaboo Creek Steak House restaurant opened in 2000 was located on leased property. No Bugaboo Creek Steak House restaurants were opened in 2001. The cash investment to construct the Bugaboo Creek Steak House restaurant opened in 2000 was approximately $2,145,000, excluding pre-opening expenses of approximately $209,000. Through December 27, 1998, the Company amortized pre-opening expenses over the first 12 months of a restaurant’s operation. After December 27, 1998, in accordance with SOP 98-5, the Company began to expense pre-opening costs as incurred.

EXPANSION STRATEGY

LongHorn Steakhouse and Bugaboo Creek Steak House restaurants:

The Company plans to expand through the development of additional Company-owned LongHorn Steakhouse and Bugaboo Creek restaurants in existing markets and in selected new markets in the Eastern half of the United States. The Company believes that clustering in existing and new markets enhances its ability to supervise operations, market the Company’s concepts and distribute supplies. The Company, however, also intends to open single restaurants in smaller markets in sufficiently close proximity to the Company’s other markets to enable the Company to efficiently supervise operations and distribute supplies. LongHorn Steakhouse restaurants are currently located in the Eastern half of the United States, and Bugaboo Creek restaurants are located primarily in the Northeastern and Mid-Atlantic sections of the United States.

The Capital Grille:

The Company plans to expand through the development of additional Company-owned The Capital Grille restaurants in selected metropolitan markets nationwide.

Overall:

The Company’s restaurant development objective is to increase earnings by expanding market share in existing markets and by developing restaurants in new markets. The Company currently plans to open 20 to 24 Company-owned restaurants in 2002: 17 to 20 LongHorn Steakhouse restaurants; two or three Bugaboo Creek Steak House restaurants and one The Capital Grille restaurant. Of the restaurants proposed for 2002, the Company has opened four LongHorn Steakhouse restaurants and has seven restaurants under construction in Florida, Georgia, Maryland and New Hampshire, and has signed leases, purchased land, or agreement to purchase land for 13 additional restaurants as of March 1, 2002. The Company expects that all of the restaurants to be opened in 2002 will be Company-owned.

The Company will continue to evaluate suitable acquisitions in the restaurant industry as they are identified. The Company will continue to evaluate franchising of either LongHorn Steakhouse restaurants or Bugaboo Creek restaurants in markets in which the Company would not otherwise expand.

SITE SELECTION AND RESTAURANT LAYOUT

The Company considers the location of a restaurant to be a critical factor to the unit’s long-term success and devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, target population density and household income level as well as specific site characteristics, such as visibility, accessibility and traffic volumes. The Company also reviews potential competition and the sales of national chain restaurants operating in the area. Senior management inspects and approves each restaurant site. It typically takes approximately 100 to 120 days to construct and open a new LongHorn Steakhouse restaurant, approximately 130 to 140 days to construct and open a new Bugaboo Creek restaurant and approximately 170 to 185 days to construct and open a new The Capital Grille restaurant. While the Company will consider the option of purchasing sites for its new restaurants where it is cost-effective to do so, currently all but 47 of the Company’s restaurant sites are leased (including three Company owned sites for restaurants currently under construction and three Company owned sites for restaurants to go under construction later in 2002).

The Company has modified its LongHorn Steakhouse prototype restaurant design, increasing its average seating capacity from approximately 150 seats for LongHorn Steakhouse restaurants open prior to 1994 to an average of 190 seats in approximately 5,100 square feet of space for prototypical LongHorn Steakhouse restaurants opened in 2001. An expanded kitchen design incorporating equipment needed for a broader menu is also part of the prototype. The Company believes its kitchen design simplifies training, lowers costs and improves the consistency and quality of the food. The prototype restaurant design also includes cosmetic changes that provide a total restaurant concept intended to be inviting and comfortable while maintaining the ambiance of a Texas-style steakhouse.

The Company has renovated and remodeled some of the older LongHorn Steakhouse restaurants to include cosmetic improvements such as repainting and refinishing, new booths, new lighting and various decor adjustments. Exterior improvements encompassed repainting and additional lighting designed to convey a more inviting image.

The Company developed a Bugaboo Creek Steak House restaurant design, which served as the prototype for the two Bugaboo Creek restaurants constructed in 1999 and 2000. This modified design is smaller than earlier designs and utilizes approximately 7,400 square feet with a capacity of approximately 230 seats. The Company has further refined the prototype, with the objective of reducing the capital expenditure required for new restaurant construction and reducing ongoing operating costs at new restaurants to be opened in 2002 and future years.

RESTAURANT OPERATIONS

Management and Employees. The management staff of a typical Company restaurant consists of one general manager or managing partner, one to four assistant managers and one or two kitchen managers. In addition, a typical LongHorn Steakhouse restaurant employs approximately 40 to 80 staff members, a typical Bugaboo Creek restaurant employs approximately 50 to 85 staff members, and a typical The Capital Grille restaurant employs approximately 60 to 80 staff members. The general manager or managing partner of each restaurant has primary responsibility for the day-to-day operation of the restaurant and is responsible for maintaining Company-established operating standards. The Company employs LongHorn Steakhouse regional managers, who each have responsibility for the operating performance of two to eight Company-owned LongHorn Steakhouse restaurants or joint venture restaurants, and report directly to one of the five Regional Vice Presidents for the LongHorn Steakhouse concept. The Regional Vice Presidents report to the Senior Vice President of Operations of the LongHorn Steakhouse division. The Company employs Bugaboo Creek Steak House regional managers, who have responsibility for the operating performance of from four to six Bugaboo Creek Steak House restaurants and The Old Grist Mill Tavern. All of these regional managers report directly to the Vice President of Operations for the Bugaboo Creek Steak House concept. The Company also employs regional managers who have responsibility for from three to five The Capital Grille restaurants and Hemenway’s, all reporting directly to the Vice President of Operations for The Capital Grille.

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

The Company maintains performance measurement and incentive compensation programs for its management-level employees. The performance programs reward restaurant management teams with cash bonuses for meeting sales and profitability targets. The Company has also implemented a managing partner program in which qualifying general managers receive cash compensation and restricted stock awards based upon individual performance. During 2001, restricted stock awards were made to 42 restaurant-level managing partners in compliance with their respective managing partner agreements.

Management Information Systems. The Company utilizes a Windows-based accounting software package and a network that enables electronic communication throughout the Company. In addition, all of the Company’s restaurants utilize touch screen POS systems and the LongHorn Steakhouse and Bugaboo Creek Steak House restaurants employ a theoretical food costing program. The Company utilizes these management information systems to develop pricing strategies, identify food cost issues, monitor new product reception and evaluate restaurant-level productivity. The Company expects to continue to develop its management information systems in each concept to assist restaurant management in analyzing their business and to improve efficiency.

Purchasing. The Company establishes product quality standards for beef and other protein products, then negotiates directly with suppliers to obtain the lowest possible prices for the required quality. The Company also utilizes long-term contracts on certain items to avoid short-term cost fluctuations. For the LongHorn Steakhouse and Bugaboo Creek Steak House restaurants, beef is aged at the facility of the Company’s largest distributor, who delivers the beef to the LongHorn Steakhouse and Bugaboo Creek Steak House restaurants when the age reaches specified guidelines. This arrangement is closely monitored by Company personnel and management believes it provides for efficient and cost-effective meat processing and distribution, while maintaining the Company’s control and supervision of purchasing and aging. The Company’s management negotiates directly with suppliers for most other food and beverage products to ensure uniform quality and adequate supplies and to obtain competitive prices. The Company purchases its meat, food and other supplies from a sufficient number of suppliers such that the loss of any one supplier would not have a material effect on the Company. The Company generally utilizes the same distribution system for each of its restaurant concepts.

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

OWNERSHIP STRUCTURES

The Company’s interests in its restaurants are divided into three categories: (1) Company-owned restaurants, (2) joint venture restaurants and (3) franchised restaurants.

Company-owned restaurants. As of March 1, 2002, 150 LongHorn Steakhouse restaurants, all Bugaboo Creek Steak House restaurants, all The Capital Grille restaurants, Hemenway’s Seafood Grille and Oyster Bar and The Old Grist Mill Tavern are owned and operated by the Company. The general manager or managing partner of each of these restaurants is employed and compensated by the Company. See “Restaurant Operations - Management and Employees” above.

Joint Venture Restaurants. The Company is a partner in various joint ventures and limited partnerships that, in the aggregate, operate eight LongHorn Steakhouse restaurants as of March 1, 2002. Three of these restaurants are in and around the Daytona Beach market and owned by joint ventures managed by the Company. Five of these restaurants are owned by single-purpose limited partnerships with an experienced restaurant operator, as limited partner, who owns 10% of the partnership. The joint venture and limited partnerships pay fees to the Company at the rate of $3,000 to $6,500 per restaurant per month.

The Company either controls its joint ventures’ use of its service marks or the joint ventures operate under franchise agreements with the Company. As of March 1, 2002, six of the eight restaurants operated by joint ventures and limited partnerships are operated under franchise agreements. Franchise agreements for joint ventures are modified by an addendum that provides that no franchise fee is payable and sets the royalty rate at 1.5% to 4% of gross sales. In the event that the Company’s partner in the joint venture, or any other entity, should acquire the joint venture’s restaurants, this addendum to the franchise agreement would terminate and the operation of the restaurants would continue under the terms of the franchise agreement. The joint ventures are terminable by either joint venture partner upon default by the other partner.

Franchised Restaurants. The Company has one unaffiliated franchisee with an area development agreement with the right to operate franchised LongHorn Steakhouse restaurants in Puerto Rico. As of March 1, 2002, this franchisee operated three LongHorn Steakhouse restaurants in Puerto Rico.

The franchise agreements are granted with respect to individual restaurants and are either for a term of ten years with a right of the franchisee to acquire a successor franchise for an additional ten-year period if specified conditions are met or for a period of twenty years. The franchise agreements provide for a franchise fee of $60,000, which amount is reduced for subsequent franchises acquired by the same franchisee. The franchise fees are payable in full upon execution. The franchise agreements provide for royalties with respect to each restaurant of 4% of gross sales and require the franchisee to expend on local advertising during each calendar month an amount equal to at least 1.5% of gross sales and, if the Company establishes an advertising fund, to contribute an additional amount of 0.5% of gross sales to such fund or up to 4.5% of the restaurant’s gross sales during the conduct of a market, regional or national advertising campaign.

Each franchisee has the right to terminate its franchise agreement upon default by the Company. The Company also retains the right to terminate a franchise for a variety of reasons, including the franchisee’s failure to pay amounts due under the agreement or to otherwise comply with the terms of the franchise agreement.

An important element of the Company’s franchise program is the training the Company provides for each franchisee. With respect to each new franchisee, the Company provides the same training program provided to the Company’s management and employees. In addition to this initial training, the Company provides supervision at the opening of the franchisee’s first restaurant, beginning one week prior to opening and routine supervision thereafter.

Franchisees are required to operate their restaurants in compliance with the Company’s methods, standards and specifications regarding such matters as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. The franchisee has full discretion to determine the prices to be charged to all customers. In addition, all franchisees are required to purchase food, ingredients, supplies and materials that meet standards established by the Company or which are provided by suppliers approved by the Company. The Company does not receive fees or profits on sales by third-party suppliers to franchisees.

The franchise laws of many jurisdictions limit the ability of a franchisor to terminate or refuse to renew a franchise.

SERVICE MARKS

The Company has registered LONGHORN STEAKS and design, LONGHORN STEAKHOUSE and design, BUGABOO CREEK STEAK HOUSE and design, THE CAPITAL GRILLE and design, and HEMENWAY’S SEAFOOD GRILLE AND OYSTER BAR and design as service marks with the United States Patent and Trademark Office. The Company has additional registered marks used in connection with the operations of its various restaurants. The Company regards its service marks as having significant value and as being important factors in the marketing of its restaurants. The Company is aware of names and marks similar to the service marks of the Company used by other persons in certain geographic areas; however, the Company believes such uses will not adversely affect the Company. It is the Company’s policy to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

COMPETITION

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors, both steakhouses and non-steakhouses, with substantially greater financial and other resources than the Company. Such competitors include a large number of national and regional restaurant chains. Some of the Company’s competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company’s restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company’s restaurants in particular.

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

During 2001, approximately 14.7% of the Company’s restaurant sales are attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company’s restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The Company has not experienced and does not presently anticipate experiencing any significant delays or other problems in obtaining or renewing licenses or permits to sell alcoholic beverages; however, the failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations.

The Company and its franchisees are subject in each state in which they operate restaurants to “dram shop” statutes or case law interpretations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

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

EMPLOYEES

As of March 1, 2002, the Company employed approximately 11,605 persons, 166 of whom were corporate personnel, 882 of whom were restaurant management personnel and the remainder of whom were hourly personnel. Of the 166 corporate employees, 97 are in management positions and 69 are administrative or office employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

As of March 1, 2002, all but 47 of the Company’s restaurants were located in leased space (including three sites for restaurants under construction and three sites for restaurants to go under construction later in 2002). Initial lease expirations typically range from ten to fifteen years, with the majority of these leases providing for an option to renew for at least one additional term of three to 15 years. All of the Company’s leases provide for a minimum annual rent, and approximately half of the leases call for additional rent based on sales volume (generally 2.0% to 8.0%) at the particular location over specified minimum levels. Generally the leases are net leases, which require the Company to pay the costs of insurance, taxes and a portion of lessors’ operating costs.

The leases on the existing Company-owned restaurants will expire over the period from 2002 through 2032 (assuming exercise of all renewal options).

The Company owns two office buildings aggregating 15,000 square feet and leases a 15,000 square foot office building in which its corporate offices are headquartered. All three office buildings are located in Atlanta, Georgia. In addition, the Company leases approximately 1,500 square feet of space in East Providence, Rhode Island to house staff to support the operation of Bugaboo Creek Steak House restaurants.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on the Nasdaq National Market under the symbol “RARE”. The table below sets forth the high and low sales prices of the Company’s common stock, as reported on the Nasdaq National Market, during the periods indicated, adjusted to give retroactive effect to the Company’s 50% stock dividend in 2000 (see Note 1 to the consolidated financial statements):

                  FISCAL YEAR ENDED DECEMBER 30, 2001                           HIGH      LOW
                  --------------------------------------------------          --------   --------
                  First Quarter                                               $32.0000   $20.0625
                  Second Quarter                                               28.4300    19.7000
                  Third Quarter                                                23.6300    14.8400
                  Fourth Quarter                                               23.6000    14.1500

                  FISCAL YEAR ENDED DECEMBER 31, 2000                           HIGH      LOW
                  ---------------------------------------------- ---          --------   --------
                  First Quarter                                               $14.8750    $9.8333
                  Second Quarter                                               23.8333    12.7500
                  Third Quarter                                                21.3333    16.4167
                  Fourth Quarter                                               29.0000    19.1250

The closing price of a share of the Company’s common stock on March 1, 2002, was $26.29. As of March 1, 2002, there were approximately 462 holders of record of the Company’s common stock.

Since the Company’s initial public offering in 1992, the Company has not declared or paid any cash dividends on its capital stock. The Company does not intend to pay any cash dividends on its common stock in the foreseeable future, as the current policy of the Company’s Board of Directors is to retain all earnings to support operations and finance expansion. The Company’s existing revolving line of credit restricts the payment of cash dividends without prior lender approval. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Future declaration and payment of dividends, if any, will be determined in light of then current conditions, including the Company’s earnings, operations, capital requirements, financial condition, restrictions in financing arrangements and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

Following is selected consolidated financial data as of and for each of the fiscal years in the five-year period ended December 30, 2001. The Consolidated Financial Statements as of December 30, 2001 and December 31, 2000 and for each of the years in the three-year period ended December 30, 2001 and the independent auditors’ report thereon are included in this Form 10-K. All share and per share amounts have been restated to give retroactive effect to the Company’s 50% stock dividend in 2000 (see Note 1 to consolidated financial statements). The data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” also included in this Form 10-K.

                                                                                 FISCAL YEARS ENDED
                                         ---------------------------------------------------------------------------------------------------
                                                     DEC 30,          DEC 31,          DEC 26,           DEC 27,          DEC. 28,
                                                     2001              2000            1999               1998              1997
                                         ---------------------------------------------------------------------------------------------------
                                                               (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Restaurant sales                                 $532,879         $463,648         $382,275          $319,084         $ 264,727
   Franchise revenues                                    328              380              195                --                27
                                                ------------     ------------     ------------    --------------     -------------
      Total revenues                                 533,207          464,028          382,470           319,084           264,754
Costs and expenses:
   Cost of restaurant sales                          189,869          166,421          137,416           116,602            97,568
   Operating expenses-- restaurants                  240,510          204,652          171,943           142,730           119,480
   Provision for asset impairments,
      restaurant closings, and other charges           2,802               --            1,800             2,500            23,666
   Depreciation and amortization--restaurants         21,248           17,022           15,249            17,636            15,218
   Pre-opening expense                                 3,764            3,318            3,051                --                --
   General and administrative expenses                32,386           31,309           26,052            22,470           23,590
                                                ------------     ------------     ------------    --------------      ------------
     Total costs and expenses                        490,579          422,722          355,511           301,938           279,522
                                                ------------     ------------     ------------    --------------      ------------
     Operating income (loss)                          42,628           41,306           26,959            17,146           (14,768)
Interest expense, net                                  2,128            4,159            3,866             2,939             1,245
Early termination of interest rate swap
  agreement                                            1,100               --               --                --                --
Provision for litigation settlement                       --            1,000               --                --                --
Minority interest                                        639            1,407           1,609              1,334             1,219
                                                ------------     ------------     ------------    --------------      ------------
     Earnings (loss) before income taxes and
       cumulative effect of change in accounting
       principle                                      38,761           34,740           21,484            12,873           (17,232)
Income tax expense (benefit)                          12,603           11,480            7,060             4,120            (5,000)
                                                ------------     ------------     ------------    --------------      ------------
     Earnings (loss) before cumulative effect
       of change in accounting principle              26,158           23,260           14,424             8,753           (12,232)
     Cumulative effect of change in accounting
       principle (net of tax benefit of $760)             --               --            1,587                --                --
                                                ------------     ------------     ------------    --------------      ------------
     Net earnings (loss)                           $  26,158        $  23,260      $    12,837         $   8,753      $    (12,232)
                                                ============     ============     ============    ==============      ============
Basic earnings (loss) per common share before
   cumulative effect of  change in accounting
   principle                                       $    1.25        $    1.27      $      0.80         $    0.49      $      (0.69)
Cumulative effect per common share of
   change in accounting principle                         --               --             0.09                --                --
                                                ------------     ------------     ------------    --------------      ------------
Basic earnings (loss) per common share             $    1.25        $    1.27      $      0.71         $    0.49      $      (0.69)
                                                ============     ============     ============    ==============      ============
Diluted earnings (loss) per common share
   before cumulative effect of change in
   accounting principle                            $    1.18        $    1.20      $      0.76         $    0.48      $      (0.69)
Cumulative effect per common share of
   change in accounting principle                         --               --             0.08                --                --
                                                ------------     ------------     ------------    --------------      ------------
Diluted earnings (loss) per common share           $    1.18        $    1.20      $      0.68         $    0.48      $      (0.69)
Weighted average common shares                       =======          =======          =======          ========           =======
   outstanding (basic)                                21,002           18,271           18,048            18,006            17,627
Weighted average common shares                       =======          =======          =======          ========           =======
   outstanding (diluted)                              22,144           19,416           18,819            18,149            17,627
                                                     =======          =======          =======          ========           =======

                                         ------------------------------------------------------------------------------------------------
                                                                                 FISCAL YEARS ENDED
                                         ------------------------------------------------------------------------------------------------
                                                     DEC 30,          DEC 31,          DEC 26,           DEC 27,           DEC 28,
                                                      2001             2000             1999              1998              1997
                                                     ------           ------           ------            ------            ------
                                                                                   (in thousands)
     BALANCE SHEET DATA:
     Working capital (deficit)                       $(4,931)        $(23,114)        $(11,031)         $  1,136          $  1,359
     Total assets                                    353,397          295,381          237,118           218,862           195,486
     Debt, net of current installments                10,000           51,000           40,000            48,000            43,000
     Obligations under capital leases, net of
       current installments                           20,867           20,925            9,732             9,732             5,051
     Minority interest                                 1,329            1,469            3,982             2,610             4,890
     Total shareholders' equity                      256,530          167,257          137,584           120,618           111,980

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company’s revenues are derived primarily from restaurant sales from Company-owned and joint venture restaurants. The Company also derives a small percentage of its total revenue from franchise revenues from unaffiliated franchised restaurants. Cost of restaurant sales consists of food and beverage costs for Company-owned and joint venture restaurants. Restaurant operating expenses consist of all other restaurant-level costs. These expenses include the cost of labor, advertising, operating supplies, rent, and utilities. Depreciation and amortization includes only the depreciation attributable to restaurant-level capital expenditures, and for fiscal years prior to 1999, amortization associated with pre-opening expenditures.

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

The following table sets forth the percentage relationship to total revenues of the listed items included in the Company’s consolidated statements of operations, except as indicated:

                                                                                           FISCAL YEARS ENDED
                                                    ----------------------------------------------------------------------------------------
                                                                    DECEMBER 30,              DECEMBER 31,              DECEMBER 26,
                                                                     2001                      2000                      1999
         Revenues:                                  ----------------------------------------------------------------------------------------
          Restaurant sales:
           LongHorn Steakhouse                                              70.5%                     70.6%                     68.1%
           The Capital Grille                                               15.3                      14.1                      15.1
           Bugaboo Creek Steak House                                        12.7                      13.6                      14.9
           Other restaurants                                                 1.4                       1.6                       1.8
                                                                      ----------                ----------               -----------
               Total restaurant sales                                       99.9                      99.9                      99.9
         Franchise revenues                                                  0.1                       0.1                       0.1
                                                                      ----------                ----------               -----------
               Total revenues                                              100.0                     100.0                     100.0
         Costs and expenses:
          Cost of restaurant sales(1)                                       35.6                      35.9                      35.9
          Operating expenses--restaurants(1)                                45.1                      44.1                      45.0
          Provision for asset impairments,
             restaurant closings, and other charges                          0.5                        --                       0.5
          Depreciation and amortization--restaurants(1)                      4.0                       3.7                       4.0
          Pre-opening expense - restaurants(1)                               0.7                       0.7                       0.8
          General and administrative expenses                                6.1                       6.7                       6.8
                                                                      ----------                ----------               -----------
               Total costs and expenses                                     92.0                      91.1                      93.0
                                                                      ----------                ----------               -----------
               Operating income                                              8.0                       8.9                       7.0
         Interest expense, net                                               0.4                       0.9                       1.0
         Early termination of interest rate swap agreement                   0.2
         Provision for litigation settlement                                  --                       0.2                        --
         Minority interest                                                   0.1                       0.3                       0.4
                                                                      ----------                ----------               -----------
               Earnings before income taxes and
                 cumulative effect of change in accounting
                 principle                                                   7.3                       7.5                       5.6
          Income tax expense                                                 2.4                       2.5                       1.8
                                                                      ----------                ----------               -----------
               Earnings before cumulative effect of
                change in accounting principle                               4.9                       5.0                       3.8
         Cumulative effect of change in accounting
           principle (net of tax benefit)                                     --                        --                       0.4
                                                                      ----------                ----------               -----------
             Net earnings                                                    4.9%                      5.0%                      3.4%
                                                                      ==========                ==========               ===========

        (1)         Cost of restaurant sales, restaurant operating expenses, depreciation and amortization and pre-opening expense are expressed as a percentage of total restaurant sales.

RESULTS OF OPERATIONS

Year Ended December 30, 2001 Compared to Year Ended December 31, 2000

REVENUES

Total revenues increased 14.9% to $533.2 million for 2001, compared to $464.0 million for 2000. The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four quarters is typically made up of 13 weeks; however, since fiscal 2000 was a 53-week period, the first quarter of 2000 contained 14 weeks compared to 13 operating weeks in the first quarter of 2001. This differential in the number of operating weeks had an unfavorable effect on the Company’s revenue comparisons and operating results for 2001 compared to 2000.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants increased 14.6% to $375.7 million for 2001, compared to $327.8 million for 2000. The increase reflects a 13.1% increase in restaurant operating weeks in 2001 as compared to 2000, resulting from an increase in the restaurant base from 135 Company-owned and joint venture LongHorn Steakhouse restaurants at the end of 2000 to 154 restaurants at the end of 2001. Total operating weeks for 2001 were negatively affected by the additional week in the 2000 53-week operating period as compared to the 52-week operating period in 2001. Excluding the additional operating week in the 53-week fiscal year 2000, total restaurant operating weeks would have increased by 15.3% in 2001 as compared to the same period in 2000. Average weekly sales for all Company-owned and joint venture LongHorn Steakhouse restaurants in 2001 were $49,037, a 1.3% increase over 2000. Sales for the comparable LongHorn Steakhouse restaurants increased 1.8% in 2001 as compared to 2000. The increase in comparable restaurant sales for 2001 at LongHorn Steakhouse was attributable to an increase in average check.

The Capital Grille:

Sales in The Capital Grille restaurants increased 25.1% to $81.8 million for 2001, compared to $65.4 million for 2000. The increase reflects a 25.8% increase in restaurant operating weeks in 2001 as compared to 2000, resulting from an increase in the restaurant base from 12 The Capital Grille restaurants at the end of 2000 to 15 restaurants at the end of 2001. Total operating weeks for 2001 were negatively affected by the additional week in the 2000 53-week operating period as compared to the 52-week operating period in 2001. Average weekly sales for all The Capital Grille restaurants in 2001 were $110,394, a 0.6% decrease from 2000. This decrease in average weekly sales volume is due to the opening of three new The Capital Grille restaurants. The Capital Grille restaurants have historically opened at lower sales volumes and not experienced the drop off in sales after an initial honeymoon period commonly characteristic in the restaurant industry. Sales for the comparable The Capital Grille restaurants increased 1.8% in 2001, as compared to 2000. The increase in comparable restaurant sales at The Capital Grille restaurants is attributable to an increase in average check. Excluding the additional operating week in the 53-week fiscal year 2000, total restaurant operating weeks would have increased by 28.2% in 2001 as compared to the same period in 2000.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants increased 7.9% to $68.0 million for 2001, compared to $63.0 million for 2000. The increase reflects a 3.2% increase in restaurant weeks in 2001 as compared to 2000, resulting from the operation of 19 Bugaboo Creek Steak House restaurants during all of 2001 compared to 2000 when the 19th Bugaboo Creek Steak House restaurant was opened in the fourth quarter. Total operating weeks for 2001 were negatively affected by the additional week in the 2000 53-week operating period as compared to the 52-week operating period in 2001. Average weekly sales for all Bugaboo Creek Steak House restaurants in 2001 were $68,850, a 4.6% increase from 2000. Excluding the additional operating week in the 53-week fiscal year 2000, total restaurant operating weeks would have increased by 5.2% in 2001 as compared to the same period in 2000. Sales for the comparable Bugaboo Creek Steak House restaurants increased 2.9% in 2001, as compared to 2000. The increase in comparable restaurant sales at Bugaboo Creek Steak House restaurants is attributable to an increase in average check and guest counts.

Franchise Revenue:

The Company has a Franchisee that operates three LongHorn Steakhouse restaurants in Puerto Rico. The Company’s franchisee opened one franchise LongHorn Steakhouse in each of 2000, 1999 and 1998. The Company earned $328,000 and $380,000 in franchise revenue in 2001 and 2000, respectively.

COSTS AND EXPENSES

Cost of restaurant sales, as a percentage of restaurant sales, decreased to 35.6% in 2001 from 35.9% in 2000. Favorable pricing on certain non-red meat products during 2001 more than offset higher red meat costs during the year.

Restaurant operating expenses increased as a percentage of restaurant sales in 2001 to 45.1%, from 44.1% in 2000. This was due to an increase in restaurant management and hourly labor as a percentage of restaurant sales, and an increase in advertising and promotions expense, partially offset by greater sales leverage of fixed and semi-fixed expenses (principally rent).

The provision for asset impairments, restaurant closings, and other charges of $2.8 million in 2001 consisted primarily of the write down of five LongHorn Steakhouse restaurants. The amount of the charge was determined under SFAS No. 121 by comparing discounted future cash flows to the carrying value of impaired assets.

Depreciation and amortization – restaurants increased to $21.2 million in 2001, from $17.0 million in 2000, and as a percent of total restaurant sales due to the Company’s new restaurant construction, capital lease accounting treatment associated with the three new The Capital Grille restaurants opened during 2001 and acceleration of the Company’s remodeling programs.

Pre-opening expense increased to $3.7 million in 2001, from $3.3 million in 2000, principally due to the opening of 22 Company-owned restaurants in 2001 compared to the opening of 19 Company-owned restaurants in 2000.

General and administrative expenses increased to $32.4 million in 2001, from $31.3 million in 2000, but decreased as a percent of total revenues to 6.1% from 6.7% in 2000. The increased costs in 2001 were primarily payroll related, associated with building the infrastructure necessary to support the Company’s growth partially offset by reduced accruals for management bonuses. General and administrative expenses, as a percent of total revenues, decreased principally due to greater leverage of fixed and semi-fixed expenses resulting from increased sales at existing restaurants and new restaurants.

Interest expense decreased to $2.1 million in 2001, from $4.2 million in 2000. The decrease in interest expense is principally due to the Company’s common stock offering in February 2001, the proceeds of which were used to pay down borrowings under the Company’s revolving credit facility. The Company’s weighted average interest rate on borrowings, including the amortization of debt issue costs, under its revolving credit facility was approximately 8.6% in 2001 and 2000.

Concurrent with the completion of the February 2001 common stock offering, the Company amended its interest rate swap agreements to fix the interest rate on future amounts borrowed under the Company’s credit facility. The Company paid $1.1 million resulting in an after-tax expense of $682,000 associated with amending the interest rate swap agreements to reduce the notional principal to amounts equal to the variable rate debt expected to be outstanding in the future under the Company’s credit facility. The repayment of amounts outstanding under the credit agreement combined with the termination of the associated hedge created an ineffective hedge relationship, which resulted in the $1.1 million charge to earnings in 2001.

Minority interest decreased to $0.6 million in 2001, from $1.4 million in 2000. This reflects a decrease in the number of joint venture restaurants in 2001 compared to 2000 due to the purchase of a joint venture partner’s interest in one restaurant during 2001 and 19 joint venture restaurants during 2000.

Income tax expense in 2001 was 32.5% of earnings before income taxes. The Company’s effective income tax rate differs from applying the statutory Federal income tax rate of 35% to earnings before income taxes primarily due to employee FICA tip tax credits partially offset by state income taxes.

Net income of $26.2 million in 2001, as compared to net income of $23.3 million in 2000, reflects the net effect of the items discussed above.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 26, 1999

REVENUES

Total revenues increased 21.3% to $464.0 million for 2000 compared to $382.5 million for 1999. The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four quarters is typically made up of 13 weeks; however, since fiscal 2000 was a 53-week period, the first quarter of 2000 contained 14 weeks. This additional week had a favorable effect on the Company’s revenue comparisons and operating results for 2000.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants increased 25.8% to $327.8 million for 2000, compared to $260.5 million for 1999. The increase reflects a 17.2% increase in restaurant operating weeks in 2000 as compared to 1999, resulting from an increase in the restaurant base from 118 Company-owned and joint venture LongHorn Steakhouse restaurants at the end of 1999 to 135 restaurants at the end of 2000. Total operating weeks for 2000 were positively affected by the additional week in the 2000 53-week operating period as compared to 52 weeks in 1999. Average weekly sales for all Company-owned and joint venture LongHorn Steakhouse restaurants in 2000 were $48,408, a 7.4% increase over 1999. Sales for the comparable LongHorn Steakhouse restaurants increased 5.6% in 2000 as compared to 1999. The increase in comparable restaurant sales for 2000 at LongHorn Steakhouse was attributable primarily to an increase in guest counts.

The Capital Grille:

Sales in The Capital Grille restaurants increased 13.0% to $65.4 million for 2000, compared to $57.9 million for 1999. The increase reflects a 3.0% increase in restaurant operating weeks in 2000 as compared to 1999, resulting from an increase in the restaurant base from 11 The Capital Grille restaurants at the end of 1999 to 12 restaurants at the end of 2000. Total operating weeks for 2000 were positively affected by the additional week in the 2000 53-week operating period as compared to 52 weeks in 1999. Average weekly sales for all The Capital Grille restaurants in 2000 were $111,025, a 9.7% increase from 1999. Sales for the comparable The Capital Grille restaurants increased 10.3% in 2000, as compared to 1999. The increase in comparable restaurant sales at The Capital Grille restaurants is attributable primarily to an increase in guest counts.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants increased 10.6% to $63.0 million for 2000, compared to $56.9 million for 1999. The increase reflects a 6.1% increase in restaurant weeks in 2000 as compared to 1999, resulting from an increase in the restaurant base from 18 Bugaboo Creek Steak House restaurants at the end of 1999 to 19 restaurants at the end of 2000. Total operating weeks for 2000 were positively affected by the additional week in the 2000 53-week operating period as compared to 52 weeks in 1999. Average weekly sales for all Bugaboo Creek Steak House restaurants in 2000 were $65,793, a 4.3% increase from 1999. Sales for the comparable Bugaboo Creek Steak House restaurants increased 4.5% in 2000, as compared to 1999. The increase in comparable restaurant sales at Bugaboo Creek Steak House restaurants is attributable primarily to an increase in guest counts.

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

Pre-opening expense increased to $3.3 million in 2000 from $3.1 million in 1999, principally due to the opening of 19 Company-owned restaurants in 2000 compared to the opening of 16 Company-owned restaurants in 1999.

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

Interest expense increased to $4.2 million in 2000, from $3.9 million in 1999. The increase in interest expense is due to higher average balances outstanding under the Company’s obligations under capital leases as well as additional expenses associated with amending the Company’s $100 million revolving credit facility. The Company’s weighted average interest rate on borrowings, including the amortization of debt issue costs, under its revolving credit facility was approximately 8.6% in 2000, compared to 8.7% in 1999.

In March 2000, an ongoing legal dispute with a former joint venture partner was resolved by an arbitrator, resulting in a judgment against the Company in the amount of $2.0 million. The Company’s consolidated statement of earnings for 2000 reflects a nonrecurring charge of $1.0 million ($670,000 net of income taxes) for amounts not previously reserved for this dispute.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the refurbishment of existing restaurants. The Company’s principal financing sources in 2001 were proceeds from the issuance of 2.3 million shares of common stock in a registered public offering ($57.6 million), cash flow from operations ($57.4 million), and proceeds from the exercise of employee stock options ($4.3 million). The primary uses of funds consisted of costs associated with expansion, principally leasehold improvements, equipment, land and buildings associated with the construction of new restaurants ($55.5 million) and the repayment of amounts outstanding under the Company’s revolving credit facility ($41.0 million).

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

The significant increase in cash and cash equivalents at December 30, 2001, as compared to the end of the prior year, is due to i) $10.0 million in borrowings that the Company maintains to support an interest rate swap agreement, and ii) proceeds from the Company’s holiday gift certificate sales program. The increases in accounts receivable, inventory, prepaid expenses, accounts payable, and accrued expenses are principally due to the new restaurants which were opened during 2001 and the result of generally higher average unit volumes experienced during 2001. Further increases in current asset and liability accounts are expected as the Company continues its restaurant development program.

Under the Company’s amended and restated $100.0 million revolving credit facility, beginning with the last day of the quarter ending September 2004, the amount available under the revolving credit facility will be reduced each quarter by $10.0 million, reducing the commitment to $50.0 million as of the termination date in September 2005. The terms of the revolving credit facility, as amended, require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company’s leverage ratio) or the administrative agent’s prime rate of interest plus a margin of 0% to 0.75% (depending on the Company’s leverage ratio), at the Company’s option, and pay a commitment fee of 0.3% to 0.5% per year on any unused portion of the facility. As of December 30, 2001, interest on the revolving credit facility accrued at LIBOR plus 1.25% or the prime rate. As of December 30, 2001, the Company was required to pay a commitment fee of 0.30% per year on any unused portion of the facility. The revolving credit facility contains various covenants and restrictions which, among other things, require the maintenance of stipulated leverage and fixed charge coverage ratios and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The Company is currently in compliance with such covenants.

In February 2001, the Company completed an offering of 2,300,000 shares of its no par value common stock at $26 per share. Total net proceeds to the Company were approximately $57.6 million. The Company used approximately $56.5 million of those proceeds to repay amounts outstanding under its $100.0 million revolving line of credit, and approximately $1.1 million to pay a nonrecurring pre-tax expense associated with amending its interest rate swap agreements to fix the interest rate on amounts expected to be outstanding under the Company’s credit facility following its application of these proceeds. The $1.1 million ($682,000 after-tax) nonrecurring, separately stated expense associated with amending the interest rate swap agreements resulted in a decrease of approximately $0.03 in diluted earnings per share for the first quarter of 2001. After amending the interest rate swap agreements, the Company had effectively fixed the interest rate at 6.52%, plus the applicable margin on $10.0 million from July 2001 through June 2002; $15.0 million from July 2002 through March 2003; and $17.5 million from April 2003 through August 2004. At December 30, 2001, $10.0 million was outstanding and $90.0 million was available under the Company’s $100.0 million revolving credit agreement at a weighted average interest rate of 7.77% after considering the effect of the interest rate swap agreement.

The Company currently plans to open 17 to 20 Company-owned LongHorn Steakhouse restaurants, two or three Bugaboo Creek Steak House restaurants and one The Capital Grille restaurant in 2002. The Company estimates that its capital expenditures will be approximately $60.0 to $65.0 million in 2002. The capital expenditure estimate for 2002 includes the estimated cost of developing 20 to 24 new restaurants, ongoing refurbishment in existing restaurants, costs associated with obtaining real estate for year 2003 planned openings, and continued investment in improved management information systems. In September 2001, the Company’s Board of Directors authorized the Company to use up to $15.0 million to purchase shares of its common stock through open market transactions, block purchases or in privately negotiated transactions. During the third quarter of 2001, the Company purchased 10,000 shares of its common stock for a total purchase price of approximately $159,000 (average price of $15.90 per share).

The Company expects that available borrowings under the Company’s revolving credit facility, together with cash on hand and cash provided by operating activities, will provide sufficient funds to finance its expansion and share repurchase plans through the year 2004.

The preceding discussion of liquidity and capital resources contains certain forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-K, other factors that could cause actual results to differ materially include the following: failure of facts to conform to necessary management estimates and assumptions; the Company’s ability to identify and secure suitable restaurant locations on acceptable terms, open new restaurants in a timely manner, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large restaurant base; unexpected increases of cost of sales or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; changes in customer dining patterns; competitive pressures from other national and regional restaurant chains; business conditions, such as inflation or a recession, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; the risks set forth in Exhibit 99(a) to this Form 10-K, which are hereby incorporated by reference and other risks identified from time to time in the Company’s SEC reports, registration statements and public announcements. See the description of forward-looking statements found in “Forward Looking Statements.”

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The table below summarizes the Company's significant contractual obligations other than hedging contracts, by maturity, as of December 30, 2001 (in thousands):

                                                                        LESS
                                                                       THAN 1          1 - 3           4 - 5         AFTER 5
                                                         TOTAL          YEAR           YEARS           YEARS          YEARS
                                                         -----          ----           -----           -----          -----
     Bank revolving credit facility                    $10,000        $    --         $    --        $10,000        $    --

     Capital lease obligations                          49,594          1,951           4,019          4,152         39,472

     Operating leases                                   93,660         13,856          25,279         10,633         33,892

     Other purchase obligations                         13,002         13,002              --             --             --
                                                      --------        -------         -------        -------        -------
     Total contractual cash obligations               $166,256        $28,809         $29,298        $24,785        $73,364
                                                      ========        =======         =======        =======        =======

EFFECT OF INFLATION

Management believes that inflation has not had a material effect on earnings during the past several years. Inflationary increases in the cost of labor, food and other operating costs could adversely affect the Company’s restaurant operating margins. In the past, however, the Company generally has been able to modify its operations and increase menu prices to offset increases in its operating costs.

A majority of the Company’s employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. Although the Company has been able to and will continue to attempt to pass along increases in the minimum wage and in other costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in its prices or that increased prices will be absorbed by customers without diminishing, to some degree, customer spending at its restaurants.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, beginning fiscal year 2002, the Company will no longer amortize goodwill and intangible assets with indefinite lives, but instead will test those assets for impairment at least annually. The Company is required to adopt SFAS 142 at the beginning of fiscal 2002 and assess in accordance with the provisions of the Statement whether there is an indication that any goodwill or other intangible assets with indefinite lives are impaired as of that date.

As soon as possible after a determination that any goodwill or other intangible assets may be impaired, but not later than December 29, 2002, the Company must determine the fair value of such goodwill or other intangible asset with an indefinite life in accordance with the provisions of the Statement. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle.

As of the date of adoption, the Company had unamortized goodwill in the amount of $19.2 million, which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was approximately $1.1 million for fiscal year 2001. For the foreseeable future, management believes the only impact on the Company’s consolidated financial statements from the adoption of SFAS 142 will be the elimination of approximately $1.1 million of annual amortization.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that statement. The Company will adopt SFAS No. 144 beginning in fiscal 2002. Management does not believe that the adoption of SFAS No. 144 will have a material impact on the Company’s consolidated financial statements.

In November 2001, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF 01-9 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons, free products or services and generally any other offers that entitle a customer to receive a reduction in the price of a product by submitting a claim for a refund or rebate. Under EITF 01-9, the reduction in or refund of the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue. Currently, the Company recognizes certain sales incentives as restaurant operating expense. Although this pronouncement will not have any impact on the Company’s consolidated results of operations or financial position, the presentation prescribed will have an effect of reducing net sales and restaurant operating expense. Upon adoption of EITF 01-9, prior years’ sales and restaurant operating expenses will be restated to conform to the new presentation requirement. The Company will adopt EITF 01-9 for fiscal 2002. Sales incentives included in restaurant operating expense for 2001 and 2000 amounted to $8,228,000 and $6,420,000, respectively.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company’s most critical accounting policies, the judgements and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital strategy can result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company would depreciate the net book value in excess of the salvage value, over its revised remaining useful life thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or software or closing of facilities could also result in shortened useful lives.

Long-lived assets, including fixed assets, intangibles and goodwill are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Income taxes are accounted for by the Company in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of any deferred tax assets recorded on the balance sheet and provides any necessary allowances as required. An adjustment to the deferred tax asset would be charged to income in the period such determination was made.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of December 30, 2001, $10.0 million was outstanding under the Company’s $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (the “applicable margin” depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest plus a margin of 0% to 0.75% (depending on the Company’s leverage ratio) at the Company’s option. Accordingly, the Company is exposed to the impact of interest rate movements. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company from time to time uses interest rate swaps.

As of December 30, 2001, the Company had interest rate swap agreements with a commercial bank, which effectively fixed the interest rate at 6.52%, plus the applicable margin on $10.0 million through June 2002; $15.0 million from July 2002 through March 2003; and $17.5 million from April 2003 through August 2004. The applicable margin on December 30, 2001 was 1.25%. The Company is exposed to credit losses on this interest rate swap in the event of counterparty non-performance, but does not anticipate any such losses.

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

INVESTMENT PORTFOLIO

The Company invests portions of its excess cash, if any, in highly liquid investments. At December 30, 2001, the Company had $21.0 million in overnight repurchase agreements. The market risk on such investment is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2001, DECEMBER 31, 2000, AND DECEMBER 26, 1999

WITH INDEPENDENT AUDITORS' REPORT THEREON

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   PAGE
                                                                                                 --------
                                        Independent Auditors' Report                                27

                                        Consolidated Balance Sheets                                 28

                                        Consolidated Statements of Operations                       29

                                        Consolidated Statements of Shareholders' Equity             30

                                        Consolidated Statements of Cash Flows                       31

                                        Notes to Consolidated Financial Statements                  32

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RARE Hospitality International, Inc.

We have audited the accompanying consolidated balance sheets of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RARE Hospitality International, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

                     KPMG LLP

Atlanta, Georgia
February 8, 2002

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 2001 AND DECEMBER 31, 2000
(in thousands)

                                                                                             2001              2000
                                                        ASSETS                              ------           ------
                                 Current assets:
                                    Cash and cash equivalents                        $     25,979      $      3,771
                                    Accounts receivable                                     6,710             5,596
                                    Inventories                                            13,437            11,179
                                    Prepaid expenses                                        3,069             1,246
                                    Refundable income taxes                                 3,902             4,044
                                    Deferred income taxes (note 7)                          6,643             5,780
                                                                                    -------------     -------------
                                      Total current assets                                 59,740            31,616
                                 Property and equipment, less accumulated
                                    depreciation and amortization (notes 4 and 9)         269,323           238,850
                                 Goodwill, less accumulated amortization                   19,187            20,272
                                 Deferred income taxes (note 7)                             2,276             2,316
                                 Other                                                      2,871             2,327
                                                                                    -------------     -------------
                                    Total assets                                     $    353,397       $   295,381
                                                                                         ========          ========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                 Current liabilities:
                                   Accounts payable                                  $     27,189       $    19,738
                                   Accrued expenses (note 5)                               37,424            34,948
                                   Current installments of obligations under
                                     capital leases (note 9)                                   58                44
                                                                                    -------------     -------------
                                      Total current liabilities                            64,671            54,730
                                 Debt, net of current installments (note 6)                10,000            51,000
                                 Obligations under capital leases, net of current
                                   installments (note 9)                                   20,867            20,925
                                                                                    -------------     -------------
                                     Total liabilities                                     95,538           126,655
                                Minority interest                                           1,329             1,469
                                Shareholders' equity (notes 2, 6, 11, and 12):
                                 Preferred stock, no par value. Authorized
                                    10,000 shares,  none issued                                --                --
                                 Common stock, no par value. Authorized 60,000
                                      shares; issued 21,522 shares and 19,627
                                      shares at December 30, 2001 and
                                      December 31, 2000, respectively                     178,787           124,497
                                 Unearned compensation - restricted stock                    (522)             (338)
                                 Retained earnings                                         79,007            52,849
                                  Accumulated other comprehensive loss                       (583)               --
                                 Treasury shares at cost; 10 shares and 871 shares
                                    at December 30, 2001 and December 31, 2000,
                                     respectively                                            (159)           (9,751)
                                                                                    -------------     -------------
                                     Total shareholders' equity                           256,530           167,257
                                Commitments and contingencies                       -------------     -------------
                                    (notes 4, 6, 8, 9, and 13)
                                       Total liabilities and shareholders' equity      $  353,397        $  295,381
                                                                                    =============     =============

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000, AND DECEMBER 26, 1999
(in thousands, except per share data)

                                                                                  2001              2000             1999
                  Revenues:                                                      -------          -------           -------
                    Restaurant sales:
                     LongHorn Steakhouse                                      $  375,700         $ 327,820        $ 260,507
                     The Capital Grille                                           81,802            65,394           57,890
                     Bugaboo Creek Steak House                                    68,024            62,964           56,925
                     Other restaurants                                             7,353             7,470            6,953
                                                                           -------------     -------------     ------------
                        Total restaurant sales                                   532,879           463,648          382,275
                     Franchise revenues                                              328               380              195
                                                                           -------------     -------------     ------------
                        Total revenues                                           533,207           464,028          382,470
                  Costs and expenses:                                      -------------     -------------     ------------
                   Cost of restaurant sales                                      189,869           166,421          137,416
                   Operating expenses-- restaurants                              240,510           204,652          171,943
                   Provision for asset impairments, restaurant
                     closings, and other charges (note 3)                          2,802                --            1,800
                   Depreciation and amortization-- restaurants                    21,248            17,022           15,249
                   Pre-opening expense                                             3,764             3,318            3,051
                   General and administrative expenses                            32,386            31,309           26,052
                                                                           -------------     -------------     ------------
                  Total costs and expenses                                       490,579           422,722          355,511
                                                                           -------------     -------------     ------------
                      Operating income                                            42,628            41,306           26,959
                  Interest expense, net                                            2,128             4,159            3,866
                  Early termination of interest rate swap agreement                1,100                --               --
                  Provision for litigation settlement (note 13)                       --             1,000               --
                  Minority interest (note 2)                                         639             1,407            1,609
                      Earnings before income taxes and                     -------------     -------------     ------------
                        cumulative effect of change in accounting
                        principle                                                 38,761            34,740           21,484
                  Income tax expense (note 7)                                     12,603            11,480            7,060
                      Earnings before cumulative effect of                 -------------     -------------     ------------
                        change in accounting principle                            26,158            23,260           14,424
                  Cumulative effect of change in accounting
                    principle  (net of tax benefit of $760) (note 1)                  --                --            1,587
                                                                           -------------     -------------     ------------
                      Net earnings                                         $      26,158     $      23,260     $     12,837
                  Basic earnings per common share before                   =============     =============     ============
                    cumulative effect of change in accounting
                    principle                                              $        1.25     $        1.27    $        0.80
                  Cumulative effect per common share of change
                    in accounting principle                                           --                --             0.09
                                                                           -------------     -------------     ------------
                  Basic earnings per common share                          $        1.25     $        1.27    $        0.71
                  Diluted earnings per common share before                 =============     =============     ============
                    cumulative effect of change in accounting
                    principle                                              $        1.18     $        1.20    $        0.76
                  Cumulative effect per common share of change in
                    accounting principle                                              --                --             0.08
                                                                            ------------     -------------     ------------
                  Diluted earnings per common share                        $        1.18     $        1.20    $        0.68
                  Weighted average common shares                           =============     =============     ============
                    outstanding (basic)                                           21,002            18,271           18,048
                  Weighted average common shares                           =============     =============     ============
                    outstanding (diluted)                                         22,144            19,416           18,819
                                                                           =============     =============     ============

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000, AND DECEMBER 26, 1999

(in thousands)

                                                                                                           ACCUMULATED
                                            COMMON STOCK                                                      OTHER         TOTAL
                                -------------------------------      RESTRICTED   RETAINED      TREASURY  COMPREHENSIVE  SHAREHOLDERS'
                                    SHARES           DOLLARS           STOCK      EARNINGS       STOCK    INCOME (LOSS)     EQUITY
                                ------------     --------------     ------------------------- ---------------------------------------------
BALANCE, DECEMBER 27, 1998            18,116           $105,092          (478)      16,752         (748)   $     --        120,618
Net earnings                              --                 --             --      12,837            --         --         12,837
Exercise of stock options                264              2,100             --          --            --         --          2,100
Tax benefit of non-qualified
 stock options exercised                  --                195             --          --            --         --            195
Issuance of shares in connection
 with purchase of minority interest      193              2,827             --          --            --         --          2,827
Issuance of shares pursuant to
 restricted stock awards                   3                 44            (44)         --            --         --
--
Amortization of restricted stock          --                 --            146          --            --         --            146
Purchase of common stock for treasury     --                 --             --          --        (1,139)        --         (1,139)
                                   ---------       ------------       --------  ----------     ---------- ---------     -----------
BALANCE, DECEMBER 26, 1999            18,576            110,258          (376)      29,589       (1,887)         --        137,584
Net earnings                              --                 --             --      23,260            --         --         23,260
Exercise of stock options                688              6,406             --          --            --         --          6,406
Tax benefit of non-qualified
 stock options exercised                  --                879             --          --            --         --            879
Issuance of shares in connection
 with purchase of minority interest      356              6,827             --          --            --         --          6,827
Issuance of shares pursuant to
 restricted stock awards                   7                127           (127)         --            --         --             --
Amortization of restricted stock          --                 --            165          --            --         --            165
Purchase of common stock for treasury     --                 --             --          --       (7,864)         --         (7,864)
                                   ---------       ------------       --------  ----------     ---------- ---------    -----------
BALANCE, DECEMBER 31, 2000            19,627            124,497          (338)      52,849       (9,751)         --        167,257
Comprehensive income (loss):
Net earnings                              --                 --             --      26,158            --         --         26,158
Cumulative effect of change in
 accounting principle, net of taxes       --                 --             --          --            --       (624)          (624)
Change in unrealized loss from
 interest rate swaps, net of taxes        --                 --             --          --            --         41             41
                                                                                                                          --------
  Total comprehensive income                                                                                                25,575

Issuance of shares pursuant to
 public offering                       1,429             47,872             --          --         9,751         --         57,623
Purchase of common stock for treasury     --                 --             --          --          (159)        --           (159)
Amortization of restricted stock          --                 --            230          --            --         --            230
Issuance of shares pursuant to
 restricted stock awards                  18                414           (414)         --            --         --             --
Issuance of shares to retirement plans    28                656             --          --            --         --            656
Exercise of stock options                420              4,303             --          --            --         --          4,303
Tax benefit of non-qualified stock
 options exercised                        --              1,045             --          --            --         --          1,045
                                   ---------       ------------       --------  ----------     --------- ----------   ------------
BALANCE, DECEMBER 30, 2001            21,522           $178,787        $  (522)    $79,007       $  (159)   $  (583)      $256,530
                                   =========       ============       ========  ==========     ========= ==========   ============

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000, AND DECEMBER 26, 1999

(in thousands)

                                                                                        2001                 2000              1999
        Cash flows from operating activities:                                          -------              -------           ------
           Net earnings                                                                $26,158              $23,260          $12,837
           Adjustments to reconcile net earnings to net cash
             provided by operating activities:
             Depreciation and amortization                                              24,067               19,378           16,758
             Non-cash portion of provision for asset impairments,
              restaurant closings and other charges                                      2,802                   --            1,800
             Cumulative effect of accounting change                                         --                   --            1,587
             Minority interest                                                             639                1,407            1,609
             Deferred tax benefit                                                         (823)              (1,020)          (2,307)
             Issuance of common stock to employee retirement plans                         656                   --               --
         Changes in assets and liabilities:
             Accounts receivable                                                        (1,114)              (2,549)             396
             Inventories                                                                (2,284)                (966)            (604)
             Prepaid expenses                                                           (1,823)                (431)             (26)
             Other assets                                                                 (796)                 452               64
             Refundable income taxes                                                     1,187                (597)            1,847
             Accounts payable                                                            6,550                1,666            3,366
             Accrued expenses                                                            2,164                6,311            (672)
                                                                                  ------------         ------------      -----------
              Net cash provided by operating activities                                 57,383               46,911           36,655
        Cash flows from investing activities:                                     ------------         ------------      -----------
           Purchase of property and equipment                                          (55,497)             (58,430)         (36,822)
           Purchase of joint venture and franchise interests                                --               (3,220)            (206)
                                                                                  ------------         ------------      -----------
              Net cash used in investing activities                                    (55,497)             (61,650)         (37,028)
        Cash flows from financing activities:                                     ------------         ------------      -----------
           Proceeds from (repayments of) debt, net                                     (41,000)              11,000           (8,000)
             Proceeds from issuance of common stock                                     57,623                   --               --
           Principal payments on capital leases                                           (44)                 (40)               --
           Proceeds from minority partner contributions                                     --                  184            2,180
           Distributions to minority partners                                             (779)              (1,907)          (2,417)
           Increase in bank overdraft included in accounts payable
              and accrued liabilities                                                      378                1,867            4,453
           Purchase of common stock for treasury                                          (159)              (7,864)          (1,139)
           Proceeds from exercise of stock options                                       4,303                6,406            2,100
                                                                                  ------------         ------------      -----------
               Net cash provided by (used in) financing activities                      20,322                9,646           (2,823)
                                                                                  ------------         ------------      -----------
               Net increase (decrease) in cash and cash equivalents                     22,208               (5,093)          (3,196)
          Cash and cash equivalents at beginning of year                                 3,771                8,864           12,060
                                                                                  ------------         ------------      -----------
          Cash and cash equivalents at end of year                                $     25,979           $    3,771      $     8,864
          Supplemental disclosure of cash flow information:                       ============         ============      ===========
             Cash paid for income taxes                                           $     11,914           $   12,823      $     7,508
                                                                                  ============         ============      ===========
             Cash paid for interest, net of interest capitalized                  $      1,552           $    4,191      $     3,510
          Supplemental disclosure of non-cash financing and investing activities: ============         ============      ===========
             Assets acquired under capital lease                                  $         --           $   11,277      $        --
                                                                                  ============         ============      ===========
             Issuance of common stock in purchase of  minority interest           $         --           $    6,827      $     2,827
                                                                                  ============         ============      ===========

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

RARE Hospitality International, Inc., including its wholly owned subsidiaries (the “Company”), is a multi-concept restaurant company operating primarily in the Eastern half of the United States. At December 30, 2001, the Company operated the following restaurants:

                                        CONCEPT                                NUMBER IN OPERATION
                                -------------------------                      -------------------
                                LongHorn Steakhouse                                   154
                                Bugaboo Creek Steak House                              19
                                The Capital Grille                                     15
                                Other specialty concepts                                2

The Company is a partner in several joint ventures and limited partnerships organized for the purpose of operating LongHorn Steakhouse restaurants. As of December 30, 2001, 10 of the Company’s restaurants operate in joint ventures and limited partnerships.

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

The Company effected a three-for-two stock split in the form of a 50% stock dividend paid on September 5, 2000 to shareholders of record on August 15, 2000. All references to the number of common shares and per share amounts prior to the stock split have been restated to give retroactive effect to the stock split for all periods presented.

CASH EQUIVALENTS

The Company considers all highly liquid investments which have original maturities of three months or less to be cash equivalents. Cash equivalents are comprised of overnight repurchase agreements and totaled approximately $21.0 million at December 30, 2001. There were no cash equivalents held by the Company on December 31, 2000. The carrying amount of these instruments approximates their fair market values. All overdraft balances have been reclassified as current liabilities.

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

COMPUTER SOFTWARE FOR INTERNAL USE

At the beginning of fiscal 1999, the Company adopted the AICPA SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 identifies the characteristics of internal-use software and specifies that once the preliminary project stage is complete, certain external direct costs, certain direct internal payroll and payroll-related costs and interest costs incurred during the development of computer software for internal use should be capitalized and amortized. Prior to fiscal 1999, the Company expensed all such costs as incurred. The adoption of SOP 98-1 did not have a material impact on the Company’s results of operations or financial position.

UNREDEEMED GIFT CERTIFICATES

The Company records a liability for outstanding gift certificates at the time they are issued. Upon redemption, sales are recorded and the liability is reduced by the amount of certificates redeemed.

GOODWILL

Goodwill, net of accumulated amortization of approximately $3.2 million and $2.1 million at December 30, 2001 and December 31, 2000, respectively, represents the excess of purchase price over fair value of net assets acquired. Goodwill is amortized using the straight-line method over the expected period to be benefited (from 13 to 25 years). The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

OTHER ASSETS

Other assets consist of debt issuance costs, trademarks, deposits, and purchased liquor licenses. Trademarks are amortized on a straight-line basis over five years. Purchased liquor licenses are amortized over 20 to 40 years. Debt issuance costs are amortized on a straight-line basis over the term of the debt. The first quarter 1999 adoption of the change in accounting method prescribed by SOP 98-5 resulted in a one time charge of approximately $200,000, less applicable income taxes, related to the write-off of organization costs.

RESTAURANT CLOSING COSTS

Upon the decision to close or relocate a restaurant, estimated unrecoverable costs are charged to expense. Such costs include the write-down of buildings and/or leasehold improvements, equipment, and furniture and fixtures, to the estimated fair market value less costs of disposal, and a provision for future lease obligations, less estimated subrental income. The Company provided for the closure of one restaurant in 2001.

RECOVERABILITY OF LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (“SFAS No. 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” which requires the Company to review its long-lived assets related to each restaurant periodically or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Considerable management judgment is required to estimate discounted cash flows and fair value less costs to sell. Accordingly, actual results could vary significantly from such estimates.

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

ADVERTISING EXPENSES

Advertising costs are expensed in the periods in which the costs are incurred. Total advertising expense included in operating expenses - restaurants was approximately $16.1 million, $12.3 million, and $10.8 million for the years ended December 30, 2001, December 31, 2000, and December 26, 1999, respectively.

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

The following table presents a reconciliation of weighted average shares and earnings per share amounts (amounts in thousands, except per share data):

                                                                                    2001              2000             1999
                  Weighted average number of common shares used                   ------            ------           ------
                    in basic calculation                                          21,002            18,271           18,048
                  Dilutive effect of restricted stock award                           74                61               42
                  Dilutive effect of net shares issuable
                    pursuant to stock option plans                                 1,068             1,084              729
                  Weighted average number of common shares used             ------------       -----------     ------------
                    in diluted calculation                                        22,144            19,416           18,819
                  Earnings before cumulative effect of change               ============       ===========     ============
                    in accounting principle                                $      26,158      $     23,260    $      14,424
                  Cumulative effect of change in accounting
                    principle (net of tax benefit)                                    --                --            1,587
                                                                            ------------       -----------     ------------
                        Net earnings                                       $      26,158      $     23,260    $      12,837
                  Basic earnings per common share before                    ============       ===========     ============
                    cumulative effect of change in accounting
                    principle                                              $        1.25      $       1.27    $        0.80
                  Cumulative effect per common share of change
                    in accounting principle                                           --                --             0.09
                                                                            ------------       -----------     ------------
                  Basic earnings per common share                          $        1.25      $       1.27    $        0.71
                  Diluted earnings per common share before                  ============       ===========     ============
                    cumulative effect of change in accounting
                    principle                                              $        1.18      $       1.20    $        0.76
                  Cumulative effect per common share of change
                    in accounting principle                                           --                --             0.08
                                                                            ------------       -----------     ------------
                  Diluted earnings per common share                        $        1.18      $       1.20    $        0.68
                                                                            ============       ===========     ============

Options to purchase 44,250 shares of common stock at December 30, 2001, were excluded from the computation of diluted earnings per share because the related exercise prices were greater than the average market price for 2001 and would have been antidilutive.

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

For cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value because of the short maturity of these financial instruments. The fair value of the Company’s debt and obligations under capital leases is estimated by discounting future cash flows for these instruments at rates currently offered to the Company for similar debt or long-term leases, as appropriate.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company, from time to time, uses interest rate swap agreements in the management of interest rate risk. The Company carries all derivative instruments on the balance sheet at fair value. The Company uses interest rate swap agreements to effectively fix the interest rate on a portion of the variable rate borrowings under the Company’s $100.0 million revolving credit facility (see Note 6). These interest rate swap agreements are classified as a hedge of a cash flow exposure under SFAS No. 133 and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and accordingly, the effective portion of the initial fair value and subsequent changes in the fair value of those agreements are reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted cash flows affect earnings.

The Company adopted SFAS No. 133 and SFAS No. 138 beginning January 2001. As a result of adopting this new accounting standard, the Company recorded a net transition adjustment of $624,000 ($1,006,000 transition adjustment loss net of related tax benefit of $382,000) in accumulated other comprehensive income at January 1, 2001. Concurrent with the completion of the February 2001 common stock offering, the Company amended its interest rate swap agreements to fix the interest rate on future amounts under the Company’s credit facility. The Company paid approximately $1.1 million resulting in an after-tax expense of $682,000 associated with amending the interest rate swap agreements to reduce the notional principal to amounts equal to the variable rate debt expected to be outstanding in the future under the Company’s credit facility. The repayment of amounts outstanding under the credit agreement combined with the termination of the associated hedge created an ineffective hedge relationship, which is reported in earnings immediately; accordingly, the $1.1 million payment to terminate a portion of the swap agreements is reported as a non-recurring expense. At December 30, 2001, the fair market value of the Company’s interest rate swap was a net payable of approximately $940,000 of which approximately $456,000 is classified as current.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

For 2001, comprehensive income includes net earnings adjusted for net unrealized losses on interest rate swaps. During 2000 and 1999, net earnings were the same as comprehensive income.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, beginning fiscal year 2002, the Company will no longer amortize goodwill and intangible assets with indefinite lives, but instead will test those assets for impairment at least annually. The Company is required to adopt SFAS No. 142 at the beginning of fiscal 2002 and assess in accordance with the provisions of the statement whether there is an indication that any goodwill or other intangible assets with indefinite lives are impaired as of that date.

As soon as possible after a determination that any goodwill or other intangible assets may be impaired, but not later than December 29, 2002, the Company must determine the fair value of such goodwill or other intangible asset with an indefinite life in accordance with the provisions of the statement. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle.

As of the date of adoption, the Company had unamortized goodwill in the amount of $19.2 million, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was approximately $1.1 million for fiscal year 2001. For the foreseeable future, management believes the only impact on the Company’s consolidated financial statements from the adoption of SFAS No. 142 will be the elimination of approximately $1.1 million of annual amortization.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, which supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that statement. The Company will adopt SFAS No. 144 beginning in fiscal 2002. Management does not believe that the adoption of SFAS No. 144 will have a material impact on the Company’s consolidated financial statements.

In November 2001, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF 01-9 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons, free products or services and generally any other offers that entitle a customer to receive a reduction in the price of a product by submitting a claim for a refund or rebate. Under EITF 01-9, the reduction in or refund of the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue. Currently, the Company recognizes certain sales incentives as restaurant operating expense. Although this pronouncement will not have any impact on the Company’s consolidated results of operations or financial position, the presentation prescribed will have an effect of reducing net sales and restaurant operating expense. The Company will adopt EITF 01-9 for fiscal 2002. Sales incentives included in restaurant operating expense for 2001 and 2000 amounted to $8,228,000 and $6,420,000, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform with the 2001 presentation.

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

(3) PROVISION FOR ASSET IMPAIRMENTS, RESTAURANT CLOSINGS, AND OTHER CHARGES

The provision for asset impairments, restaurant closings, and other charges of $2.8 million in 2001 consisted primarily of the write down of five LongHorn Steakhouse restaurants. The amount of the charge was determined under SFAS No. 121 by comparing discounted future cash flows to the carrying value of impaired assets.

The provision for asset impairments, restaurant closings, and other charges of $1.8 million in fiscal 1999 consisted primarily of the write down of two Bugaboo Creek Steak House restaurants. The amount of the charge was determined under SFAS No. 121 by comparing discounted future cash flows to the carrying value of impaired assets.

(4) PROPERTY AND EQUIPMENT

Major classes of property and equipment at December 30, 2001 and December 31, 2000 are summarized as follows (in thousands):

                                                                                   2001                       2000
                                                                                  ------                     ------
                           Land and improvements                               $  33,543                  $  27,806
                           Buildings                                              34,657                     29,322
                           Leasehold improvements                                163,538                    135,959
                           Assets under capital lease                             21,009                     21,009
                           Restaurant equipment                                   64,136                     55,170
                           Furniture and fixtures                                 33,220                     27,536
                           Construction in progress                               19,276                     21,874
                                                                              ----------                 ----------
                                                                                 369,379                    318,676
                           Less accumulated depreciation and amortization        100,056                     79,826
                                                                              ----------                 ----------
                                                                              $  269,323                 $  238,850
                                                                              ==========                 ==========

During 2001, 2000, and 1999, the Company capitalized interest during construction of approximately $826,000, $790,000, and $457,000, respectively, as a component of property and equipment.

The Company has, in the normal course of business, entered into agreements with vendors for the purchase of restaurant equipment, furniture, fixtures, buildings, and improvements for restaurants that have not yet opened. At December 30, 2001, such commitments totaled approximately $13.0 million.

(5) ACCRUED EXPENSES

Accrued expenses consist of the following at December 30, 2001 and December 31, 2000 (in thousands):

                                                                                   2001                       2000
                                                                                  ------                     ------
                           Accrued self insurance reserves                    $    3,240                  $   2,863
                           Accrued provision for asset impairments,
                             restaurant closings, and other charges                  603                        354
                           Accrued rent                                            5,983                      4,393
                           Accrued compensation                                    7,777                     10,542
                           Other taxes accrued                                     5,677                      4,305
                           Accrued Gift certificate liability                     11,229                      8,561
                           Other                                                   2,915                      3,930
                                                                              ----------                 ----------
                                                                              $   37,424                 $   34,948
                                                                              ==========                 ==========

(6) DEBT

The Company has a variable interest rate revolving credit facility (the “Revolving Credit Facility”), which permits the Company to borrow up to $100.0 million. Beginning with the last day of the quarter ending September 2004 the amount available under the revolving credit facility would be reduced each quarter by $10.0 million, reducing the commitment to $50.0 million as of the termination date in September 2005. The Revolving Credit Facility is the result of amendments to and a restatement of the Company’s previous $100.0 million credit facility. The Revolving Credit Facility bears interest at the Company’s option of LIBOR plus a margin of 1.25% to 2.0% (the “applicable margin” depending on the Company’s leverage ratio) or the administrative agent’s prime rate of interest, plus a margin of 0% to 0.75% (depending on the Company’s leverage ratio) and requires payment of a commitment fee on any unused portion at a rate of 0.3% to 0.5% per year (depending on the Company’s leverage ratio). At December 30, 2001 and December 31, 2000, the applicable margin was 1.25% and 1.5%, respectively. At December 30, 2001 and December 31, 2000, the interest rate on outstanding obligations under the Company’s revolving credit facilities was 3.1875% and 8.202%, respectively, based on the applicable margin. The commitment fee on the unused portion of the Revolving Credit Facility on December 30, 2001, was 0.30% per year. At December 30, 2001 and December 31, 2000, debt outstanding under the revolving credit facilities totaled $10.0 million and $51.0 million, respectively. Amounts available under the Company’s revolving credit facilities totaled $90.0 million and $49.0 million at December 30, 2001 and December 30, 2000, respectively.

The Revolving Credit Facility restricts payment of dividends, without prior approval of the lender, and contains certain financial covenants, including debt to capitalization, leverage and interest coverage ratios, as well as minimum net worth and maximum capital expenditure covenants. The Revolving Credit Facility is secured by the common stock of entities, which own substantially all of the Bugaboo Creek Steak House and The Capital Grille restaurants. At December 30, 2001, the Company was in compliance with the provisions of the Revolving Credit Facility.

The Company has an interest rate swap agreement with a commercial bank, which effectively fixes the interest rate at 6.52%, plus the applicable margin on $10.0 million of the Company’s borrowings through June 2002; $15.0 million through March 2003; and $17.5 million through August 2004. The applicable margin was 1.25% on December 30, 2001, and is expected to be 1.25% during the first quarter of 2002. Under the interest rate swap agreement, the Company pays a fixed rate of 6.52% and receives an amount based on the 30 day LIBOR. This interest rate swap agreement is accounted for as a cash flow hedge of the interest rate risk on the Company’s revolving credit facility. The Company is exposed to credit losses on this interest rate swap in the event of counterparty non-performance, but does not anticipate any such losses.

(7) INCOME TAXES

     Income tax (benefit) expense consists of (in thousands):
                                                                                CURRENT         DEFERRED            TOTAL
                           Year ended December 30, 2001:                      ----------       -----------       ----------
                             U.S. Federal                                        $12,049            $(739)          $11,310
                             State and local                                       1,377              (84)            1,293
                                                                              ----------       -----------       ----------
                                                                                 $13,426            $(823)          $12,603
                                                                              ==========       ===========       ==========
                           Year ended December 31, 2000:
                             U.S. Federal                                        $10,937            $(892)          $10,045
                             State and local                                       1,563             (128)            1,435
                                                                              ----------       -----------       ----------
                                                                                 $12,500         $ (1,020)          $11,480
                                                                              ==========       ===========       ==========
                           Year ended December 26, 1999:
                             U.S. Federal                                         $7,483         $ (1,354)           $6,129
                             State and local                                       1,124             (193)              931
                                                                              ----------       -----------       ----------
                                                                                  $8,607         $ (1,547)           $7,060
                                                                              ==========       ===========       ==========

The differences between the statutory Federal income tax rate and the effective income tax rate reflected in the consolidated statements of operations are as follows:

                                                                                    2001              2000             1999
                                                                                  ------            ------           ------
                  Federal statutory income tax rate                                 35.0%             35.0%            35.0%
                  State income taxes, net of federal benefit                         2.6               3.3              3.3
                  Meals and entertainment                                            0.1               0.1              0.8
                  FICA tip credit                                                   (5.2)             (5.4)            (6.7)
                  Other                                                               --                --              0.5
                                                                               ---------        ----------        ---------
                          Effective tax rates                                       32.5%             33.0%            32.9%
                                                                               =========        ==========        =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 30, 2001 and December 31, 2000 are presented below (in thousands):

                                                                                                      2001            2000
                      Deferred tax assets (liabilities):                                            ------          ------
                         Provisions for restaurant closings, and other charges                      $2,148          $1,665
                         Accrued rent                                                                2,182           1,104
                         Accrued joint venture contract termination                                    662             553
                         Pre-opening costs                                                             268             571
                         Accrued insurance                                                             251             415
                         Accrued workers' compensation                                                 707             730
                         Property and equipment                                                      1,631           2,068
                         Deferred Compensation Plan                                                    610             159
                         Other                                                                         460             831
                                                                                                ----------      ----------
                            Net deferred tax assets                                                 $8,919         $ 8,096
                                                                                                ==========      ==========

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

(8) EMPLOYEE BENEFIT PLANS

The Company provides employees who meet minimum service requirements with retirement benefits under a 401(k) plan (the “RARE Plan”). Under the RARE Plan, eligible employees may make contributions of between 1% and 20% of their annual compensation. Effective for 2000, contributions to the RARE Plan by officers and highly compensated employees were limited to 2% of their annual compensation and effective for 2001, officers and highly compensated employees did not participate in this plan. The Company makes quarterly matching contributions in an amount equal to 50% of the first 5% of employee compensation contributed, resulting in a maximum Company contribution of 2.5% of employee compensation. For 2000 and 1999, the matching contributions were made in cash. The Company’s expense under the RARE Plan was $574,000, $641,000, and $396,000, for 2001, 2000, and 1999, respectively.

Effective January 1, 2000, the Company implemented the Supplemental Deferred Compensation Plan (the “Supplemental Plan”), a nonqualified plan which allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The maximum aggregate amount deferred under the Supplemental Plan and the RARE Plan could not exceed the lesser of 20% of annual compensation or $20,000 in 2001 or $10,500 in 2000. The Company makes quarterly matching contributions in an amount equal to 50% of employee contributions, not to exceed the lesser of 2.5% of the employee’s total annual compensation or $4,250. For 2000, the matching contributions were made in cash. The Company’s expense under the Supplemental Plan was $302,000 and $104,000 for 2001 and 2000, respectively.

Company contributions to both the RARE Plan and the Supplemental Plan vest at the rate of 20% each year beginning after the employee’s first year of service and were made in the form of Company common stock in 2001 and cash in 2000 and 1999.

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

Future minimum lease payments under capital lease obligations and noncancelable operating leases at December 30, 2001 are as follows (in thousands):

                                         YEARS ENDING AT OR                               CAPITAL         OPERATING
                                         ABOUT DECEMBER 31:                         -----------------  --------------
                                                2002                                       $1,951           $13,856
                                                2003                                        1,991            13,011
                                                2004                                        2,028            12,268
                                                2005                                        2,037            11,043
                                                2006                                        2,115             9,590
                                                Thereafter                                 39,472            33,892
                                                                                       ----------       -----------
                                     Total minimum lease payments                          49,594           $93,660
                                     Less imputed interest (at 9%)                         28,669
                                                                                       ----------
                                     Present value of minimum lease payments               20,925
                                     Less current maturities                                   58
                                     Obligations under capital leases,                -----------
                                       excluding current maturities                       $20,867
                                                                                      ===========

Rental expense consisted of the following amounts (in thousands):

                                                                            2001             2000             1999
                                                                            ----             ----             ----
                           Minimum lease payments                        $14,686          $12,571           $10,942
                           Contingent rentals                              1,831            1,713             1,228
                                                                      ----------       ----------        ----------
                           Total rental expense                          $16,517          $14,284           $12,170
                                                                      ==========       ==========        ==========

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

(10) RELATED PARTY TRANSACTIONS

During 2000 and 1999, RDM Design, a company owned by a relative of two Company directors, provided architectural design services to the Company. Fees paid for these services (including payments for subcontracted engineering services) amounted to approximately $1,000, and $106,000, for the years 2000 and 1999, respectively.

Through August 1999, the Company leased, from entities in which certain of the Company’s directors had a financial interest, the land and building in which it operates one LongHorn Steakhouse restaurant. Rental expense included approximately $71,800 in 1999, for rents paid related to this restaurant site. In August 1999, the Company acquired this land and building for a purchase price of $911,000.

(11) SHAREHOLDERS' EQUITY

During 1998, the Company’s Board of Directors authorized the Company to purchase up to $5.0 million of its common stock through October 1999. During 1999 and 1998, the Company purchased 127,500 and 89,250 shares, respectively, of its common stock under this program at an aggregate cost of approximately $1.9 million (average price of $8.71 per share). In February 2000, the Company’s Board of Directors authorized the Company to purchase up to an additional $10.0 million of its common stock through February 2001, subject to market conditions. In April 2000, the Company’s Board of Directors increased the dollar amount of the Company’s common stock authorized to be repurchased from $10.0 million to $25.0 million. During 2000, the Company purchased 654,000 shares of its common stock under this program at an aggregate cost of approximately $7.9 million (average price of $12.02 per share). In September 2001, the Company’s Board of Directors authorized the Company to use up to $15.0 million to purchase shares of its common stock through open market transactions, block purchases or in privately negotiated transactions through September 29, 2002. During the third quarter of 2001, the Company purchased 10,000 shares of its common stock for a total purchase price of approximately $159,000 (average price of $15.90 per share).

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

As of December 30, 2001, there were no shares of Series A Stock issued and outstanding and all of such shares are issuable in accordance with the Company’s Shareholders Rights Plan.

(12) STOCK OPTIONS

The Company’s 1997 Long-Term Incentive Plan, as amended (the “1997 Stock Option Plan”), provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock, dividend equivalents and other stock based awards to employees, officers, directors, consultants, and advisors. The Company’s Amended and Restated 1992 Incentive Plan (the “1992 Stock Option Plan”) provides for the granting of incentive stock options, nonqualified stock options, and stock appreciation rights to key employees and directors, based upon selection by the Compensation Committee. All stock options issued under the 1997 Stock Option Plan and the 1992 Stock Option Plan were granted at prices which equate to or were higher than current market value on the date of the grant, are generally exercisable after three to five years, and must be exercised within ten years from the date of grant. The 1997 Stock Option Plan and the 1992 Stock Option Plan authorized the granting of options to purchase 1,987,500 shares of common stock and 2,250,000 shares of common stock, respectively.

The 1994 Bugaboo Creek Stock Option Plan (the “1994 Stock Option Plan”) provides for the granting of options to acquire 459,825 shares of the Company’s common stock to directors, officers, and key employees of Bugaboo Creek Steak House, Inc. Through December 27, 1998, the Company had granted options to purchase approximately 214,050 shares of common stock pursuant to the terms of the 1994 Stock Option Plan. Options awarded under the 1994 Stock Option Plan prior to the merger were adjusted based on the exchange ratio of 1.78 shares of common stock of Bugaboo Creek Steak House, Inc. for each share of the Company’s common stock. Options awarded under the 1994 Stock Option Plan were generally granted at prices which equate to current market value on the date of the grant, are generally exercisable after two to three years, and expire ten years subsequent to award. The 1994 Stock Option Plan was cancelled by the Company in 1999; accordingly, no additional shares are available to be issued.

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

The Company applies APB 25 in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the Company’s stock-based compensation plans. Had compensation cost for the Company’s stock option plans been determined based upon the fair value methodology prescribed under SFAS No. 123, the Company’s 2001, 2000, and 1999 net earnings and net earnings per share would have been reduced by approximately $2.9 million, $1.0 million, and $1.7 million, or approximately $0.13, $0.06, and $0.09 per share, respectively. The effects of disclosing compensation cost under SFAS No. 123 may not be representative of the effects on reported earnings for future years. The fair value of the options granted during 2001, 2000, and 1999 is estimated at approximately $8.6 million, $7.0 million, and $1.4 million, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

                                                                   2001         2000         1999
                                                                 -------     -------      -------
                                    Dividend yield                    0            0            0
                                    Volatility                      51%          50%          20%
                                    Risk-free interest rate          4%           6%           6%
                                    Average expected life         6 yrs        6 yrs        8 yrs

As of December 30, 2001 and December 31, 2000, options to purchase 1,512,470 and 1,489,945 shares of common stock, respectively, were exercisable at weighted average exercise prices of $10.00 and $9.35 per share, respectively. Option activity under the Company’s stock option plans is as follows:

                                                                                                    WEIGHTED
                                                                                SHARES           AVERAGE PRICE
                                                                             -------------  ------------------------
                           Outstanding at December 27, 1998                    2,702,772           $  9.05
                           Granted in 1999                                       308,269             12.43
                           Exercised in 1999                                    (262,944)             7.97
                           Canceled in 1999                                     (203,314)             9.37
                                                                          --------------
                           Outstanding at December 26, 1999                    2,544,783              9.52

                           Granted in 2000                                       954,629             13.24
                           Exercised in 2000                                    (680,332)             9.40
                           Canceled in 2000                                     (251,979)            11.76
                                                                          --------------
                           Outstanding at December 31, 2000                    2,567,101             10.68

                           Granted in 2001                                       742,250             21.97
                           Exercised in 2001                                    (423,781)            10.40
                           Canceled in 2001                                     (148,309)            16.03
                                                                          --------------
                           Outstanding at December 30, 2001                    2,737,261             13.52
                                                                          ==============

The following table summarizes information concerning options outstanding and exercisable as of December 30, 2001:

                                                                 OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                             ----------------------------------------------------   -------------------------------------
                                                                       WEIGHTED          WEIGHTED
                                                    NUMBER              AVERAGE           AVERAGE                          WEIGHTED
                                                  OUTSTANDING          REMAINING         EXERCISE          NUMBER           AVERAGE
     RANGE OF EXERCISE PRICES                        PRICE               LIFE              PRICE         EXERCISABLE       EXERCISE
     --------------------------              ----------------------------------------------------   -------------------------------------

     $5.83 to $10.00                               1,028,861              6.0             $ 8.10            974,990        $  8.06
     $10.01 to $15.00                                904,941              7.5              12.69            464,204          12.69
     $15.01 to $20.00                                190,208              8.7              17.88             45,524          16.40
     $20.01 to $25.00                                597,251              8.8              22.34             27,052          22.79
     $25.01 or greater                                16,000              9.4              27.48                700          27.00

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

JOINT VENTURES

Several of the Company’s limited partnership agreements and employment agreements with limited partners, who are restaurant managers, require or provide the Company with the option to purchase the managers’ interests upon termination of the joint venture. The purchase prices are based upon certain multiples of the relevant restaurant’s cash flow or profits.

PURCHASE COMMITMENTS

The Company has entered into certain purchasing agreements with certain meat suppliers requiring the Company to purchase contracted quantities of meat at established prices through their expiration on varying dates in 2002 and 2003. The quantities contracted for are based on usage projections management believes to be conservative estimates of actual requirements during the contract terms. The Company does not anticipate any material adverse effect on its financial condition or results of operations from these contracts.

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

The Company has a surety bond totaling $1.5 million at December 30, 2001 that is being maintained as security under the Company’s workers’ compensation policies.

The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company’s financial condition or results of operations.

14) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 30, 2001 and December 31, 2000 (in thousands, except per share data):

                                                   First            Second            Third            Fourth           Total
                                                  Quarter           Quarter          Quarter           Quarter           Year
     2001:                                      ----------        ----------       ----------        ----------        -------
       Revenues                               $    135,043     $    131,160      $    128,734     $    138,270    $    533,207
       Operating income                             14,704           11,542             7,608            8,774          42,628
       Earnings before income taxes                 12,686           11,004             6,985            8,086          38,761
       Net earnings                                  8,551            7,372             4,681            5,554          26,158
       Net earnings per share:
         Basic                                        0.43             0.35              0.22             0.26            1.25
         Diluted                                      0.40             0.33              0.21             0.25            1.18

     2000:
       Revenues                               $    120,612     $    110,419      $    112,536     $    120,461    $    464,028
       Operating income                             11,971            9,874             8,446           11,015          41,306
       Earnings before income taxes                  9,297            8,364             7,308            9,771          34,740
       Net earnings                                  6,227            5,584             4,903            6,546          23,260
       Net earnings per share:
         Basic                                        0.35             0.31              0.26             0.35            1.27
         Diluted                                      0.33             0.29              0.25             0.33            1.20

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about directors and nominees for director and executive officers of the Registrant is incorporated herein by reference from the sections of the Registrant's definitive Proxy Statement to be delivered to shareholders of the Registrant in connection with the annual meeting of shareholders to be held May 13, 2002 (the "Proxy Statement") entitled "Election of Directors - Certain Information Concerning Nominees and Directors," and "-- Meetings of the Board of Directors and Committees" and "Executive Officers of the Company."

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

     Consolidated Balance Sheets as of December 30, 2001 and December 31, 2000

     Consolidated Statements of Operations - For Each of the Years in the
     Three-Year Period Ended December 30, 2001

     Consolidated Statements of Shareholders' Equity - For Each of the Years in the
     Three-Year Period Ended December 30, 2001

     Consolidated Statements of Cash Flows - For Each of the Years in the
     Three-Year Period Ended December 30, 2001

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

(a)(2) LISTING OF FINANCIAL STATEMENT SCHEDULES

     Not applicable.

(a)(3) LISTING OF EXHIBITS

   EXHIBIT
   NUMBER         DESCRIPTION OF EXHIBITS
   ------         -----------------------

    3(a)          -- Amended and Restated Articles of Incorporation of the Registrant, as amended
    3(b)          -- Bylaws of the Registrant, as amended
    4(a)          -- See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation and
                      Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant
    4(b)          -- Specimen Stock Certificate for the Common Stock of the Registrant (incorporated herein by reference from
                      Exhibit 4(b) of the Registrant's annual report on Form 10-K for the year ended December 27, 1998).
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
   10(c)          -- Second Amendment to Credit Agreement (incorporated herein by reference from Exhibit 10(c) of the
                      Registrant's annual report on Form 10-K for the year ended December 26, 1999).
   10(d)          -- Third Amendment to Credit Agreement (incorporated by reference from Exhibit 10(d) of the Registrant's annual report on Form 10-K for the year ended December 31, 2000).
   10(e)          -- Fourth Amendment to Credit Agreement (incorporated by reference from Exhibit 10(e) of the Registrant's annual report on Form 10-K for the year ended December 31, 2000)..
   10(f)          -- Pledge Agreement dated as of November 4, 1999 by Registrant in favor of First Union National Bank
                      (incorporated by reference from Exhibit 10(d) of the Registrant's annual report on Form 10-K for the year ended December 26, 1999).
   10(g)          -- LongHorn Steaks, Inc. Amended and Restated 1992 Incentive Plan (incorporated by reference from Exhibit
                      10(n) to Registration Statement on Form S-1, Registration Statement No. 33-45695).
   10(h)          -- Amended and Restated RARE Hospitality International, Inc. 1996 Stock Plan for Outside Directors
                      (incorporated herein by reference from Exhibit 10(e) of the Registrant's annual report on Form 10-K for the year ended December 27, 1998).
   10(i)          -- Bugaboo Creek Steak House, Inc. 1994 Stock Option Plan (incorporated herein by reference from Exhibit
                      4(c) to Registration Statement on Form S-8, Registration No. 333-11983).
   10(j)          -- RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan (incorporated herein by reference from Exhibit 10(i) of the Registrant's annual report on Form 10-K for the fiscal year ended December 28,
                      1997).
   10(k)          -- Amendment No. 1 to RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan (incorporated herein by reference from Exhibit 10(j) of the Registrant's annual report on Form 10-K for the fiscal year ended December 28, 1997).
   10(l)          -- Amendment No. 2 to RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan Directors
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
   10(n)          -- Employment Agreement dated October 16, 1997 between the Registrant and Eugene I. Lee, Jr.  (incorporated herein by reference from Exhibit 10(n) of the Registrant's annual report on Form 10-K for the fiscal year
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

     Date: March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                              Date

     By  /s/ Philip J. Hickey, Jr.                            March 29, 2002
        -----------------------------
         Philip J. Hickey, Jr.
         Chairman of the Board and
         Chief Executive Officer
         (Principal Executive Officer)

     By  /s/ W. Douglas Benn                                  March 29, 2002
        ---------------------------
         W. Douglas Benn
         Executive Vice President, Finance and
         Chief Financial Officer
         (Principal Financial and Accounting Officer)

     By  /s/ Carolyn H. Byrd                                  March 29, 2002
         -------------------------
         Carolyn H. Byrd
         Director

     By  /s/ Don L. Chapman                                   March 29, 2002
         -------------------------
         Don L. Chapman
         Director

     By  /s/ Dick R. Holbrook                                 March 29, 2002
         -------------------------
         Dick R. Holbrook
         Director

     By  /s/ Lewis H. Jordan                                  March 29, 2002
         -----------------------
         Lewis H. Jordan
         Director

     By  /s/ Eugene I. Lee, Jr.                               March 29, 2002
         ---------------------------
         Eugene I. Lee, Jr.
         President, Chief Operating Officer
         and Director

     By  /s/ George W. McKerrow, Sr.                          March 29, 2002
         ------------------------------------
         George W. McKerrow, Sr.
         Director

     By  /s/ Ronald W. San Martin                             March 29, 2002
         -------------------------------
         Ronald W. San Martin
         Director