Form 10-Q
period 2002-03-31
RARE HOSPITALITY INTERNATIONAL INC
filed 2002-05-14
CIK 883976

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

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

XX Yes           No

As of May 9, 2002, there were 21,878,220 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

Index

Part I - Financial Information                                                                         Page
                                                                                                       ----
      Item 1. Consolidated Financial Statements:

                      Consolidated Balance Sheets as of
                         March 31, 2002 and December 30, 2001                                           1

                      Consolidated Statements of Earnings
                         for the quarters ended March 31, 2002
                         and April 1, 2001                                                              2

                      Consolidated Statement of Shareholders' Equity
                         and Comprehensive Income for the quarter ended
                         March 31, 2002                                                                 3

                      Condensed Consolidated Statements of Cash Flows
                        for the quarters ended March 31, 2002
                        and April 1, 2001                                                               4

                      Notes to the Consolidated Financial Statements                                   5-9

      Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                    9-13

      Item 3. Quantitative and Qualitative Disclosures About
                      Market Risk                                                                      13-14

Part II - Other Information

      Item 1. Legal Proceedings                                                                         14

      Item 2. Changes in Securities and Use of Proceeds                                                 14

      Item 3. Defaults Upon Senior Securities                                                           14

      Item 4. Submission of Matters to a Vote of Securities
                      Holders                                                                           14

      Item 5. Other Information                                                                         14

      Item 6. Exhibits and Reports on Form 8-K                                                          14

      Signatures                                                                                        15

Part I. Financial Information
Item 1. Financial Statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

                                                                            March 31,                     December 30,
Assets                                                                        2002                           2001
                                                                              ----                           ----
Current assets:
     Cash and cash equivalents                                              $ 27,715                      $  25,979
     Accounts receivable                                                       7,630                          6,710
     Inventories                                                              13,800                         13,437
     Prepaid expenses                                                          4,827                          3,069
     Refundable income taxes                                                     887                          3,902
     Deferred income taxes                                                     6,792                          6,643
                                                                            --------                       --------
         Total current assets                                                 61,651                         59,740

Property & equipment, less accumulated
   depreciation                                                              272,678                        269,323
Goodwill, net                                                                 19,187                         19,187
Deferred income taxes                                                            637                          2,276
Other                                                                          2,824                          2,871
                                                                            --------                       --------
         Total assets                                                       $356,977                       $353,397
                                                                            ========                       ========
Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                       $ 21,541                       $ 27,189
     Accrued expenses                                                         33,630                         37,424
     Current installments of obligations under
         capital leases                                                           15                             58
                                                                            --------                       --------
         Total current liabilities                                            55,186                         64,671

Debt, net of current installments                                             10,000                         10,000
Obligations under capital leases, net
  of current installments                                                     20,852                         20,867
                                                                            --------                       --------
         Total liabilities                                                    86,038                         95,538

Minority interest                                                              1,352                          1,329

Shareholders' equity:
     Preferred stock                                                               -                              -
     Common stock                                                            182,172                        178,787
     Unearned compensation-restricted stock                                     (665)                          (522)
     Retained earnings                                                        88,742                         79,007
     Accumulated other comprehensive loss                                       (503)                          (583)
     Treasury stock at cost; 10,000 shares in
       2002 and 2001                                                            (159)                          (159)
                                                                            --------                       --------
         Total shareholders' equity                                          269,587                        256,530
         Total liabilities and shareholders'                                --------                       --------
           equity                                                           $356,977                       $353,397
                                                                            ========                       ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statements of Earnings
(In thousands, except per share data) (Unaudited)

                                                                                          13 Weeks Ended
                                                                                   ----------------------------
                                                                                March 31,                 April 1,
                                                                                  2002                      2001
Revenues:                                                                        ------                    ------
Restaurant sales:
    LongHorn Steakhouse                                                        $ 104,385                    $94,354
    The Capital Grille                                                            21,854                     18,992
    Bugaboo Creek Steak House                                                     17,246                     16,890
    Specialty concepts                                                             1,728                      1,634
                                                                                --------                   --------
      Total restaurant sales                                                     145,213                    131,870
    Franchise revenues                                                                85                         90
                                                                                --------                   --------
      Total revenues                                                             145,298                    131,960
Costs and expenses:                                                             --------                   --------
  Cost of restaurant sales                                                        52,812                     47,888
  Operating expenses - restaurants                                                62,280                     54,991
  Depreciation and amortization - restaurants                                      5,760                      4,928
  Pre-opening expense - restaurants                                                  914                      1,771
  General and administrative expenses                                              8,373                      7,678
                                                                                --------                   --------
      Total costs and expenses                                                   130,139                    117,256
                                                                                --------                   --------
  Operating income                                                                15,159                     14,704
Interest expense, net                                                                449                        673
Early termination of interest rate
    swap agreement                                                                   --                       1,100
Minority interest                                                                    180                        245
                                                                                --------                   --------
Earnings before income taxes                                                      14,530                     12,686
Income tax expense                                                                 4,795                      4,135
                                                                                --------                   --------
      Net earnings                                                              $  9,735                   $  8,551
                                                                                ========                   ========
Weighted average common shares outstanding:

    Basic                                                                         21,477                     20,042
                                                                                ========                   ========
    Diluted                                                                       22,758                     21,616
                                                                                ========                   ========
Basic earnings per common share                                                 $   0.45                   $   0.43
                                                                                ========                   ========
Diluted earnings per common share                                               $   0.43                   $   0.40
                                                                                ========                   ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
and Comprehensive Income
For the quarter ended March 31, 2002
(In thousands, unaudited)

                                                                                                          Accumulated
                                            Common Stock                                                     Other           Total
                                          ----------------      Restricted      Retained     Treasury    Comprehensive    Shareholders'
                                       Shares        Amount         Stock       Earnings       Stock     Income (Loss)      Equity
                                       ------        ------         -----       --------       -----       --------        --------
Balance, December 30, 2001             21,522       $178,787        $(522)      $79,007      $  (159)      $ (583)         $256,530

Comprehensive income:

Net earnings                               --             --           --         9,735           --           --             9,735
Change in unrealized loss
  from interest rate swaps                 --             --           --            --           --           80                80
                                                                                                                            -------
Total comprehensive income                                                                                                    9,815
                                                                                                                            -------
Amortization of restricted
  stock                                    --             --          134            --           --           --               134
Issuance of shares to
  retirement plans                         11            219           --            --           --           --               219
Issuance of shares pursuant
   to restricted stock award               14            277         (277)           --           --           --                --
Issuance of shares pursuant
   to exercise of stock
   options                                187          2,137           --            --           --           --             2,137
Tax benefit of stock options
   exercised                               --            752           --            --           --           --               752
                                       ------       --------        ------      -------     --------       -------         --------
Balance, March 31, 2002                21,734       $182,172        $(665)      $88,742      $  (159)      $ (503)         $269,587
                                       ======       ========        ======      =======      ========      =======         ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

                                                                                                    13 Weeks Ended
                                                                                             -----------------------------
                                                                                         March 31,                    April 1,
                                                                                           2002                         2001
                                                                                          -------                      ------
Cash flows from operating activities:
   Net earnings                                                                           $ 9,735                        $ 8,551
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation and amortization                                                        6,256                          5,600
       Changes in working capital accounts                                                 (6,132)                        (7,781)
       Minority interest                                                                      180                            245
       Deferred tax(benefit) expense                                                       (1,488)                          (170)
       Issuance of common stock to employee
         retirement plans                                                                     219                             --
                                                                                         --------                       --------
   Net cash provided by operating activities                                                8,770                          6,445
                                                                                         --------                       --------
Cash flows from investing activities:
   Purchase of property and equipment                                                      (9,429)                       (12,265)
                                                                                         --------                       --------
   Net cash used by investing activities                                                   (9,429)                       (12,265)
                                                                                         --------                       --------
Cash flows from financing activities:
   Proceeds from exercise of stock options                                                  2,137                          2,098
   Proceeds from (repayments of) credit facilities                                             --                        (46,000)
   Proceeds from issuance of common stock                                                      --                         57,623
   Distributions to minority partners                                                        (157)                          (228)
   Increase in bank overdraft included in accounts
     payable and accrued liabilities                                                          473                            398
   Principal payments on capital leases                                                       (58)                            (8)
                                                                                         --------                       --------
   Net cash provided by financing activities                                                2,395                         13,883
                                                                                         --------                       --------
Net increase in cash and cash equivalents                                                   1,736                          8,063
Cash and cash equivalents, beginning of period                                             25,979                          3,771
                                                                                         --------                       --------
Cash and cash equivalents, end of period                                                 $ 27,715                      $  11,834
                                                                                         ========                       ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of March 31, 2002 and December 30, 2001 and for the quarters ended March 31, 2002 and April 1, 2001 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The fiscal quarters ended March 31, 2002 and April 1, 2001 each contained 13 weeks and are referred to hereafter as the first quarter of 2002 and the first quarter of 2001, respectively.

2. New Accounting Pronouncements

In November 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF 01-9 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons, free products or services and generally any other offers that entitle a customer to receive a reduction in the price of a product. Under EITF 01-9, the reduction in the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue. Historically, the Company recognized certain sales incentives as restaurant operating and general and administrative expenses. Although this pronouncement does not have any impact on the Company’s consolidated results of operations or financial position, the presentation prescribed has the effect of reducing sales, restaurant operating expense, and general and administrative expenses. Due to the adoption of EITF 01-9 as of the beginning of fiscal 2002, sales, restaurant operating expense, and general and administrative expenses have been restated for the first quarter of 2001 to conform to the new presentation requirement. Same store sales comparisons for each of the Company’s restaurant concepts for the first quarter of 2002, consist of sales at restaurants opened prior to July 2, 2000 and consistent with prior years are calculated using sales prior to being reduced for discounts, coupons, free products or services.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, effective as of the beginning of fiscal year 2002. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. In the first quarter of fiscal 2002, the Company ceased amortization of goodwill and performed the required goodwill impairment testing. The impairment test requires the Company to compare the fair value of each reporting unit to its carrying value to determine whether there is an indication that an impairment may exist. If an impairment of goodwill is determined to exist, it is measured as the excess of its carrying value over its fair value. Upon performing the initial test of the carrying value of the Company’s goodwill, it was concluded that there was no current indication of impairment to goodwill. Accordingly, no impairment losses were recorded upon the initial adoption of SFAS No. 142.

As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $19.2 million. Amortization expense related to goodwill was $272,000 and approximately $1.1 million for the first quarter of 2001 and fiscal year 2001, respectively. In accordance with SFAS No. 142, no goodwill amortization expense was recorded in the Company’s financial statements for the first quarter of 2002. For the foreseeable future, management believes the only impact on the Company’s consolidated financial statements from the adoption of SFAS 142 will be the elimination of goodwill amortization expense.

The pro forma effects of the adoption of SFAS No. 142 on net earnings and basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                                       13 Weeks Ended
                                                                       --------------
                                                              March 31,                  April 1,
                                                                2002                       2001
                                                              ---------                  --------
Net earnings, as reported                                     $   9,735                 $   8,551
Goodwill amortization, net of
      tax benefit                                                     -                       169
                                                              ---------                 ---------
Net earnings, pro forma                                       $   9,735                 $   8,720
                                                              =========                 =========
Basic earnings per common share:
Net earnings, as reported                                     $    0.45                 $    0.43
Goodwill amortization, net of
      tax benefit                                                     -                      0.01
                                                              ---------                 ---------
Net Earnings, pro forma                                       $    0.45                 $    0.44
                                                              =========                 =========
Diluted earnings per common share:
Net earnings, as reported                                     $    0.43                 $    0.40
Goodwill amortization, net of
      tax benefit                                                     -                      0.01
                                                              ---------                 ---------
Net Earnings, pro forma *                                     $    0.43                 $    0.40
                                                              =========                 =========

* Due to rounding of diluted earnings per share, both net earnings and pro forma net earnings for the period ended April 1, 2001 are $0.40 per share.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that statement. The Company adopted SFAS No. 144 effective as of the beginning of fiscal 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

3. Long-Term Debt

At March 31, 2002, $10 million was outstanding under the Company’s $100 million revolving credit agreement at a weighted average interest rate of 7.77% after considering the effect of the Company’s interest rate swap agreement.

4. Income Taxes

Income tax expense for the first quarter of 2002 has been provided for based on an estimated 33% effective tax rate expected to be applicable for the full 2002 fiscal year. The effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) and work opportunity tax credits partially offset by state income taxes.

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

                                                                               13 Weeks Ended
                                                                          -------------------------
                                                                     March 31,                 April 1,
                                                                       2002                      2001
                                                                      ------                    ------

Net earnings                                                           $9,735                    $8,551
                                                                      =======                   =======
Basic weighted average shares outstanding                              21,477                    20,042
Dilutive effect of stock options                                        1,196                     1,505
Dilutive effect of restricted stock                                        85                        69
                                                                      -------                   -------
Diluted weighted average shares outstanding                            22,758                    21,616
                                                                      =======                   =======
Basic earnings per common share                                       $  0.45                   $  0.43
                                                                      =======                   =======
Diluted earnings per common share                                     $  0.43                   $  0.40
                                                                      =======                   =======

6. Derivative Instruments and Comprehensive Income

The Company uses an interest rate swap agreement to effectively fix the interest rate on variable rate borrowings under the Company’s $100 million revolving credit facility. This interest rate swap agreement is classified as a hedge of a cash flow exposure and accordingly, the initial fair value and subsequent changes therein was reported as a component of other comprehensive loss and subsequently reclassified into earnings when the forecasted cash flows affect earnings. The estimated fair value of the Company’s interest rate swap agreement at March 31, 2002 was a payable of $812,000 ($503,000 net of tax benefit). $317,000 of the net payable was classified as current on March 31, 2002. A reconciliation of net earnings and total comprehensive income is as follows (in thousands):

                                                                    13 Weeks Ended
                                                               -------------------------
                                                          March 31,                 April 1,
                                                            2002                      2001
                                                           ------                    ------

Net earnings                                                $9,735                    $8,551
Cumulative effect of change in
  accounting principle                                          --                      (624)
Change in unrealized loss from interest
  rate swap agreement                                           80                        91
                                                           -------                   -------
Total comprehensive income                                  $9,815                    $8,018
                                                           =======                   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First quarter 2002 compared to first quarter 2001

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 10.1% to approximately $145.3 million for the first quarter of 2002 compared to approximately $132.0 million for the first quarter of 2001.

Same store sales comparisons for each of the Company's restaurant concepts for the first quarter of 2002, consist of sales at restaurants opened prior to July 2, 2000 and are calculated using sales prior to being reduced for discounts, coupons, free products or services.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants increased 8.3% to approximately $104.4 million for the first quarter of 2002 compared to approximately $96.4 million for the first quarter of 2001. The increase reflects an 11.8% increase in restaurant operating weeks in the first quarter of 2002 as compared to the prior year, resulting from an increase in the restaurant base from 146 LongHorn Steakhouse restaurants at the end of the first quarter of 2001 to 160 at the end of the first quarter of 2002. Average weekly sales for all LongHorn Steakhouse restaurants in the first quarter of 2002 was $51,120, a 1.0% decrease as compared to the first quarter of 2001. Same store sales for the comparable LongHorn Steakhouse restaurants increased 0.5% in the first quarter of 2002 as compared to the same period in 2001, due to small increases in both guest counts and average check. Same store sales increased during a period in which average weekly sales decreased due to lower than average weekly sales rates for some small market LongHorn Steakhouse restaurants that are not yet in the comparable sales base.

The Capital Grille:

Sales in The Capital Grille restaurants increased 15.1% to approximately $21.9 million for the first quarter of 2002, compared to approximately $19.0 million for the same period in 2001. The increase reflects a 16.8% increase in restaurant weeks in the first quarter of 2002, as compared to the first quarter of 2001. Same store sales during the first quarter of 2002 at The Capital Grille restaurants were level with the same period of the prior year. Average weekly sales for all The Capital Grille restaurants in the first quarter of 2002 were $112,068, a 1.5% decrease from the comparable period in 2001. This decrease in average weekly sales volume is due to the opening of three new The Capital Grille restaurants in fiscal 2001. The Capital Grille restaurants have historically opened at lower sales volumes and, correspondingly, have not experienced the higher honeymoon sales period followed by a sales decline that is commonly characteristic in the restaurant industry.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants increased 2.1% to approximately $17.2 million for the first quarter of 2002, compared to approximately $16.9 million for the same period in 2001. The increase reflects a 2.1% increase in average weekly sales for all Bugaboo Creek Steak House restaurants in the first quarter of 2002 to $69,824 from average weekly sales of $68,379 for the comparable period of 2001. Same store sales for the comparable Bugaboo Creek Steak House restaurants in the first quarter of 2002 increased 3.0% as compared to the same period in 2001, primarily due to an increase in guest counts and average check.

Franchise Revenue:

Franchise revenues decreased to $85,000 for the first quarter of 2002, from $90,000 for the same period in 2001.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales increased to 36.4% for the first quarter of 2002 from 36.3% for the same period of 2001. Favorable contract pricing on red-meat products offset most of the significantly higher produce costs, particularly with respect to lettuce, experienced during the first quarter of 2002. The Company is currently under fixed price contracts with respect to over 90% of its beef and pork products for the remainder of 2002 and into early 2003. Many of the food products, other than beef and pork products, purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors, which are outside the control of the Company.

Restaurant operating expense as a percentage of restaurant sales increased to 42.9% for the first quarter of 2002 as compared to 41.7% for the same period of 2001. This increase as a percentage of restaurant sales was due to increases in restaurant labor costs and, to a lesser extent, to higher marketing and insurance costs. Restaurant depreciation increased to approximately $5.8 million from approximately $4.9 million in the corresponding period of the prior year primarily due to the depreciation associated with capital lease accounting for the three new The Capital Grille restaurants opened during the first half of 2001 and the cost of remodeling 19 existing LongHorn Steakhouse restaurants during 2001.

Pre-opening expense for the first quarter of 2002 was $914,000, a decrease from approximately $1.8 million in the same period of the prior year. This decrease related to the six restaurants opened during the first quarter of 2002 as compared to thirteen restaurants opened in the same period of the prior year.

General and administrative expenses as a percentage of total revenues decreased slightly for the first quarter of 2002 as compared to the corresponding period of the prior year. This decrease was principally due to the elimination of goodwill amortization in accordance with SFAS No. 142.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income increased to approximately $15.2 million for the first quarter of 2002 from approximately $14.7 million for the corresponding period of the prior year.

Interest expense, net decreased to $449,000 in the first quarter of 2002 from $673,000 in the same period of the prior year. The decrease in interest expense is due to the timing of the Company’s common stock offering in February 2001.

Minority interest expense decreased to $180,000 for the first quarter of 2002 from $245,000 for the same period of the prior year primarily due to the effect of the Company’s acquisition of the joint venture partner’s interest in three restaurants subsequent to the first quarter of 2001.

Income tax expense for the first quarter of 2002 was 33.0% of earnings before income taxes, based on a 33% effective tax rate expected to be applicable for the full 2002 fiscal year. This compares to 32.6% of earnings before income taxes for the first quarter of 2001. The lower effective income tax rate in the first quarter of 2001 as compared to the first quarter of 2002 is due to the tax benefit realized in 2001 from the early termination of an interest rate swap agreement. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits and work opportunity tax credits partially offset by state income taxes.

Net earnings increased to $9.7 million for the first quarter of 2002 from net earnings of $8.6 million for the first quarter of 2001, reflecting the net effect of the items discussed above.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first quarter of 2002 the Company’s principal sources of working capital were cash provided by operating activities ($8.8 million) and proceeds from the exercise of employee stock options ($2.1 million). For the first quarter of 2002 the principal use of working capital was capital expenditures ($9.4 million) for new and improved facilities. As of March 31, 2002 the Company had $10.0 million outstanding under the Company’s $100 million revolving credit facility. The Company is currently in compliance with the provisions of the revolving credit facility.

The Company intends to open 17 to 20 Company-owned LongHorn Steakhouse restaurants, one The Capital Grille restaurant and two or three Bugaboo Creek Steak House restaurants in fiscal year 2002. The Company estimates that its capital expenditures for fiscal year 2002 will be approximately $65-70 million. During the first quarter of 2002, the Company opened six LongHorn Steakhouse restaurants. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through the year 2005.

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

Forward-Looking Statements

Statements contained in this Report concerning future results, performance or expectations are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this Report are based upon information available to the Company on the date of this Report. All forward-looking statements involve risks and uncertainties that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements, such as: the Company’s ability to open the anticipated number of new restaurants on time and within budget; the Company’s ability to continue to increase same-store sales at anticipated rates, a recession or other negative effect on business dining patterns, or some other negative effect on the economy in general, unexpected increases in cost of sales or other expenses, and the impact of any negative publicity or public attitudes related to the consumption of beef. Other risks and uncertainties include fluctuations in quarterly operating results, seasonality, guest trends, competition and risks associated with the development and management of new restaurant sites. More information about factors that potentially may affect the Company’s results, performance or development is included in the Company’s other filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended December 30, 2001, and the Company’s press releases and other communications.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of May 1, 2002, $10.0 million was outstanding under the Company’s $100 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest plus a margin of 0% to 0.75% (depending on the Company’s leverage ratio) at the Company’s option. Accordingly, the Company is exposed to the impact of interest rate fluctuations. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company from time to time uses interest rate swaps.

The Company has an interest rate swap agreement with a commercial bank, which effectively fixes the interest rate at 6.52%, plus the margin on $10.0 million from July 2001 through June 2002; on $15.0 million from July 2002 through March 2003; and on $17.5 million from April 2003 through August 2004. The Company is exposed to credit losses on this interest rate swap in the event of counterparty non-performance, but does not anticipate any such losses.

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

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At March 31, 2002, the Company had $25.0 million invested in high-grade overnight repurchase agreements.

Part II - Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits Filed. 3.1 Amended and Restated Articles of Incorporation of the Company, as amended 3.2 Bylaws of the Company, as amended

(b)	Reports filed on Form 8-K. None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      May 14, 2002                                          /s/ W. Douglas Benn
           ---------------                                       ------------------------
                                                                 W. Douglas Benn
                                                                 Executive Vice President, Finance
                                                                 and Chief Financial Officer
                                                                 (Principal Financial and
                                                                 Accounting Officer)