Form 10-Q
period 2002-06-30
RARE HOSPITALITY INTERNATIONAL INC
filed 2002-08-14
CIK 883976

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

XX Yes           No

As of August 9, 2002, there were 21,917,304 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

Index

Part I - Financial Information                                                                 Page
                                                                                               ----
     Item 1. Consolidated Financial Statements:

                    Consolidated Balance Sheets as of
                    June 30, 2002 and December 30, 2001                                          1

                    Consolidated Statements of Earnings -
                    for the quarters and six months ended
                    June 30, 2002 and July 1, 2001                                               2

                    Consolidated Statement of Shareholders' Equity
                    and Comprehensive Income for the six months
                    ended June 30, 2002                                                          3

                    Condensed Consolidated Statements of Cash Flows -
                    for the six months ended June 30, 2002
                    and July 1, 2001                                                             4

                    Notes to the Consolidated Financial Statements                              5-8

     Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                  8-12

     Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                                                    12

Part II - Other Information

     Item 1. Legal Proceedings                                                                  13

     Item 2. Changes in Securities and Use of Proceeds                                          13

     Item 3. Defaults Upon Senior Securities   13

     Item 4. Submission of Matters to a Vote of Securities
                 Holders                                                                        13

     Item 5. Other Information                                                                  14

     Item 6. Exhibits and Reports on Form 8-K  14

     Signatures                                                                                 14

Part I. Financial Information
Item 1. Financial Statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

                                                             June 30,               December 30,
Assets                                                         2002                     2001
                                                               ----                     ----
Current assets:
    Cash and cash equivalents                                $ 33,205                $  25,979
    Accounts receivable                                         7,606                    6,710
    Inventories                                                13,940                   13,437
    Prepaid expenses                                            2,713                    3,069
    Refundable income taxes                                     5,874                    3,902
    Deferred income taxes                                       7,368                    6,643
                                                             --------                 --------
        Total current assets                                   70,706                   59,740

Property & equipment, less accumulated
  depreciation                                                277,068                  269,323
Goodwill, net                                                  19,187                   19,187
Deferred income taxes                                             952                    2,276
Other                                                           2,784                    2,871
                                                             --------                 --------
        Total assets                                         $370,697                 $353,397
                                                             ========                 ========
Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                         $ 17,399                 $ 27,189
    Accrued expenses                                           35,399                   37,424
    Current installments of obligations under
        capital leases                                             33                       58
                                                             --------                 --------
        Total current liabilities                              52,831                   64,671

Debt, net of current installments                              10,000                   10,000
Deferred tax liability                                            316                       --
Obligations under capital leases                               20,834                   20,867
                                                             --------                 --------
        Total liabilities                                      83,981                   95,538

Minority interest                                               1,347                    1,329

Shareholders' equity:
    Preferred stock                                                 -                        -
    Common stock                                              189,155                  178,787
    Unearned compensation-restricted stock                       (782)                    (522)
    Retained earnings                                          97,883                   79,007
    Accumulated other comprehensive loss                         (728)                   (583)
    Treasury stock at cost; 10,000 shares in
      2002 and 2001                                              (159)                   (159)
                                                             --------                 --------
        Total shareholders' equity                            285,369                  256,530
        Total liabilities and shareholders'                  --------                 --------
         equity                                              $370,697                 $353,397
                                                             ========                 ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statements of Earnings
(In thousands, except per share data) (Unaudited)

                                                          Quarter Ended                Six Months Ended
                                                          -------------                -----------------
Revenues:                                            June 30,        July 1,        June 30,        July 1,
                                                       2002           2001            2002           2001
   Restaurant sales:
     LongHorn Steakhouse                              $104,559       $90,071         $208,944       $184,425
     The Capital Grille                                 21,721        20,041           43,575         39,033
     Bugaboo Creek Steak House Steak House              17,080        16,065           34,326         32,955
     Specialty concepts                                  1,938         1,906            3,666          3,540
        Total restaurant sales                         145,298       128,083          290,511        259,953
  Franchise revenues                                        88            78              173            168
        Total revenues                                 145,386       128,161          290,684        260,121
Costs and expenses:
   Cost of restaurant sales                             52,781        46,585          105,593         94,473
   Operating expenses - restaurants                     63,650        56,150          125,930        111,141
   Depreciation and amortization
     - restaurants                                       5,841         5,220           11,601         10,148
   Pre-opening expense                                     825           849            1,739          2,620
   General and administrative expenses                   8,312         7,815           16,685         15,493
        Total costs and expenses                       131,409       116,619          261,548        233,875
     Operating income                                   13,977        11,542           29,136         26,246
Interest expense, net                                      421           383              870          1,056
Early termination of interest
 rate swap agreement                                         -             -                -          1,100
Minority interest                                          120           155              300            400
   Earnings before income taxes                         13,436        11,004           27,966         23,690
Income tax expense                                       4,295         3,632            9,090          7,767
        Net earnings                                    $9,141        $7,372          $18,876        $15,923

Basic earnings per common share                          $0.42         $0.35            $0.87          $0.77
Diluted earnings per common share                        $0.40         $0.33            $0.83          $0.72

Weighted average common shares outstanding:
   Basic 21,732                                         21,251        21,612           20,646
   Diluted                                              23,000        22,592           22,836         22,042

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
and Comprehensive Income
For the quarter ended March 31, 2002
(In thousands, unaudited)

                                                                                       Accumulated
                                   Common Stock                                          Other        Total
                                 ----------------  Restricted    Retained   Treasury Comprehensive Shareholders'
                                Shares     Amount      Stock     Earnings     Stock  Income (Loss)   Equity
                                ------     ------      -----     --------     -----    --------     --------
Balance, December 30, 2001      21,522    $178,787      $(522)   $79,007     $  (159)    $ (583)    $256,530

Comprehensive income:

Net earnings                        --          --         --     18,876          --         --       18,876
Change in unrealized loss
  from interest rate swaps          --          --         --         --          --       (145)        (145)
                                                                                                     -------
    Total comprehensive income                                                                        18,731
                                                                                                     -------
Amortization of restricted
  stock                             --          --        226         --          --         --          226
Issuance of shares to
  retirement plans                  11         219         --         --          --         --          219
Issuance of shares pursuant
  to restricted stock award         22         486       (486)        --          --         --           --
Issuance of shares pursuant
  to exercise of stock
   options                         350       3,945         --         --          --         --        3,945
Tax benefit of stock options
  exercised                         --       5,718         --         --          --         --        5,718
                                ------    --------     ------    -------     -------     ------     --------
Balance, June 30, 2002          21,905    $189,155      $(782)   $97,883     $  (159)    $ (728)    $285,369
                                ======    ========     ======    =======     =======     ======     ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

                                                                                 Six Months Ended
                                                                                 -----------------
                                                                        June 30,                 July 1,
                                                                          2002                    2001
                                                                          ----                    ----
Cash Flows from operating activities:
  Net earnings                                                         $  18,876                 $ 15,923
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                       12,510                   11,524
      Changes in working capital accounts                                 (3,381)                 (11,830)
      Minority interest                                                      300                      400
      Deferred tax(benefit) expense                                       (2,063)                    (617)
      Issuance of common stock to employee
        retirement plans                                                     219                       --
                                                                       ---------                 --------
  Net cash provided by operating activities                               26,461                   15,400
                                                                       ---------                 --------
Cash flows from investing activities:
  Purchase of property and equipment                                     (19,959)                 (23,648)
                                                                       ---------                 --------
  Net cash used by investing activities                                  (19,959)                 (23,648)
                                                                       ---------                 --------
Cash flows from financing activities:
  Proceeds from (repayments of) credit facilities                              -                  (47,000)
  Proceeds from issuance of common stock                                       -                   57,855
  Distributions to minority partners                                        (282)                    (458)
  Decrease in bank overdraft included in accounts
    payable                                                               (2,881)                  (3,315)
  Principal payments on capital leases                                       (58)                     (17)
  Proceeds from exercise of stock options                                  3,945                    3,466
                                                                       ---------                 --------
  Net cash provided by(used in) financing activities                         724                   10,531
                                                                       ---------                 --------
Net increase in cash and cash equivalents                                  7,226                    2,283
Cash and cash equivalents, beginning of period                            25,979                    3,771
                                                                       ---------                 --------
Cash and cash equivalents, end of period                               $  33,205                  $ 6,054
                                                                       =========                 ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of June 30, 2002 and December 30, 2001 and for the quarters and six months ended June 30, 2002 and July 1, 2001 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in each calendar year. Each of the four fiscal quarters is typically made up of 13 weeks. The fiscal quarters and year-to-date periods ended June 30, 2002 and July 1, 2001 each contained 13 weeks and 26 weeks, respectively.

2. New Accounting Pronouncements

In November 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF 01-9 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons, free products or services and generally any other offers that entitle a customer to receive a reduction in the price of a product. Under EITF 01-9, the reduction in the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue. Historically, the Company recognized certain sales incentives as restaurant operating and general and administrative expenses. Although this pronouncement does not have any impact on the Company’s consolidated results of operations or financial position, the presentation prescribed has the effect of reducing sales, restaurant operating expense, and general and administrative expenses. Due to the adoption of EITF 01-9 as of the beginning of fiscal 2002, sales, restaurant operating expense, and general and administrative expenses have been restated for the second quarter and first six months of 2001 to conform to the new presentation requirement. Same store sales comparisons for each of the Company’s restaurant concepts for the second quarter of 2002, consist of sales at restaurants opened prior to October 2, 2000 and, consistent with prior years, are calculated using sales prior to being reduced for discounts, coupons, free products or services.

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

As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $19.2 million. Amortization expense related to goodwill was $272,000 and approximately $1.1 million for the second quarter of 2001 and fiscal year 2001, respectively. In accordance with SFAS No. 142, no goodwill amortization expense was recorded in the Company’s financial statements for the second quarter of 2002. For the foreseeable future, management believes the only impact on the Company’s consolidated financial statements from the adoption of SFAS 142 will be the elimination of goodwill amortization expense.

The pro forma effects of the adoption of SFAS No. 142 on net earnings and basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                          Quarter Ended                 Six Months Ended
                                                         --------------                 ----------------
                                                    June 30,         July 1,         June 30,         July 1,
                                                      2002            2001             2002           2001
                                                      --------        --------       --------         -------
Net earnings, as reported                             $  9,141        $  7,372       $  18,876     $  15,923
Goodwill amortization, net of
     tax benefit                                             -             169               -           337
                                                     ---------       ---------        --------      --------
Net earnings, pro forma                               $  9,141        $  7,541       $  18,876     $  16,260
                                                     =========       =========        ========      ========
Basic earnings per common share:
Net earnings, as reported                             $   0.42        $   0.35       $    0.87     $    0.77
Goodwill amortization, net of
     tax benefit                                             -            0.01               -          0.02
                                                     ---------       ---------        --------      --------
Net Earnings, pro forma                               $   0.42        $   0.36       $    0.87     $    0.79
                                                     =========       =========        ========      ========
Diluted earnings per common share:
Net earnings, as reported                             $   0.40        $   0.33       $    0.83     $    0.72
Goodwill amortization, net of
     tax benefit                                             -            0.01               -          0.02
                                                     ---------       ---------        --------      --------
Net Earnings, pro forma                               $   0.40        $   0.34       $    0.83     $    0.74
                                                     =========       =========        ========      ========

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

3. Long-Term Debt

At June 30, 2002, $10 million was outstanding under the Company’s $100 million revolving credit agreement at a weighted average interest rate of 7.77% after considering the effect of the Company’s interest rate swap agreement.

4. Income Taxes

Income tax expense for the second quarter of 2002 was 32% of earnings before income taxes. This brings the year-to-date effective rate to 32.5%, which reflects the effective tax rate expected to be applicable for the full 2002 fiscal year. The effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) and work opportunity tax credits partially offset by state income taxes.

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

                                                             Quarter Ended             Six Months Ended
                                                         June 30,       July 1,       June 30,      July 1,
                                                           2002          2001           2002         2001
                                                           ----          ----           ----         ----
Basic weighted average shares outstanding                  21,732         21,251        21,612       20,646
Dilutive effect of stock options                            1,178          1,271         1,135        1,326
Dilutive effect of restricted stock                            90             70            89           70
                                                         --------       --------      --------     --------
Diluted weighted average shares outstanding                23,000         22,592        22,836       22,042
                                                         ========       ========      ========     ========
Net earnings                                             $  9,141       $  7,372      $ 18,876     $ 15,923
                                                         ========       ========      ========     ========
Basic earnings per common share                          $   0.42       $   0.35      $   0.87   $   0.77
                                                         ========       ========      ========     ========
Diluted earnings per common share                        $   0.40       $   0.33      $   0.83     $   0.72
                                                         ========       ========      ========     ========

6. Derivative Instruments and Comprehensive Income

The Company uses an interest rate swap agreement to effectively fix the interest rate on variable rate borrowings under the Company’s $100 million revolving credit facility. This interest rate swap agreement is classified as a hedge of a cash flow exposure and accordingly, the initial fair value and subsequent changes therein was reported as a component of other comprehensive loss and subsequently reclassified into earnings when the forecasted cash flows affect earnings. The estimated fair value of the Company’s interest rate swap agreement at June 30, 2002 was a payable of $1,166,000 ($728,000 net of tax benefit). Approximately $440,000 of the net payable was classified as current on June 30, 2002. A reconciliation of net earnings and total comprehensive income is as follows (in thousands):

                                                      Quarter Ended                  Six Months Ended
                                                    ----------------                 ----------------
                                                 June 30,         July 1,        June 30,           July 1,
                                                   2002            2001            2002              2001
                                                  ------          ------          ------            ------

Net earnings                                      $9,141          $7,372          $ 18,876         $ 15,923
Cumulative effect of change in
  accounting principle                                --              --                --             (624)
Change in unrealized loss from interest
  rate swap agreement                               (225)             84             (145)              175
                                                --------        --------          --------         --------
Total comprehensive income                        $8,916          $7,456          $ 18,731         $ 15,474
                                                ========        ========          ========         ========

7. Subsequent Event

On July 24, 2002, the Company announced that its Board of Directors has extended until April 30, 2003, its prior authorization for the Company to repurchase up to $15.0 million in value of its common stock in the open market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 13.4% and 11.7% for the quarter and six months ended June 30, 2002, respectively, as compared to the same periods of the prior fiscal year.

Same store sales comparisons for each of the Company’s restaurant concepts for the quarter ended June 30, 2002, consist of sales at restaurants opened prior to October 2, 2000 and are calculated using sales prior to being reduced for discounts, coupons, free products or services.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the quarter and six months ended June 30, 2002 increased 16.1% and 13.3%, respectively, as compared to the same periods of the prior year. The increases reflect a 10.0% and 10.8% increase in restaurant operating weeks in the quarter and six months ended June 30, 2002, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 147 LongHorn Steakhouse restaurants at the end of the second quarter of 2001 to 162 at the end of the second quarter of 2002 and an increase in average weekly sales. Average weekly sales for all LongHorn Steakhouse restaurants in the second quarter of 2002 were $50,100, a 5.6% increase over the comparable period in 2001. Same store sales for the comparable LongHorn Steakhouse restaurants increased 4.9% in the second quarter of 2002 as compared to the same period in 2001, primarily due to an increase in customer counts and, to a lesser extent, an increase in average check.

The Capital Grille:

Sales in The Capital Grille restaurants for the quarter and six months ended June 30, 2002, increased 8.4% and 11.6%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects a 6.0% and 11.1% increase in restaurant weeks in the quarter and six months ended June 30, 2002, as compared to the same periods of the prior fiscal year, resulting from the opening of one The Capital Grille restaurant near the end of the second quarter of 2001. Average weekly sales for all The Capital Grille restaurants in the second quarter of 2002 were $111,389, a 2.3% increase from the comparable period in 2001. Same store sales for the comparable The Capital Grille restaurants increased 3.0% in the second quarter of 2002, primarily due to an increase in customer counts.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants increased for the quarter and six months ended June 30, 2002, by 6.3% and 4.2%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects a 2.8% and 1.4% increase in restaurant weeks in the quarter and six months ended June 30, 2002, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 19 Bugaboo Creek Steak House restaurants at the end of the second quarter of 2001 to 20 restaurants at the end of the second quarter of 2002. Average weekly sales for all Bugaboo Creek Steak House restaurants in the second quarter of 2002 were $67,502, a 3.4% increase from the comparable period for 2001. Same store sales for the comparable Bugaboo Creek Steak House restaurants in the second quarter of 2002 increased 4.0% as compared to the same period in 2001, primarily due to an increase in customer counts.

Franchise Revenue:

Franchise revenues increased to $88,000 for the second quarter of 2002, from $78,000 for the same period in 2001.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales decreased slightly to 36.3% for the second quarter of 2002 from 36.4% for the second quarter of 2001 and remained flat at 36.3% for the six months ended June 30, 2002 as compared to the same period of 2001. Favorable contract pricing on red meat more than offset higher produce costs during the second quarter of 2002. The Company is currently under fixed price contracts with respect to all of its beef products and these contracts are in effect for the remainder of 2002.

Restaurant operating expense as a percentage of restaurant sales remained flat at 43.8% for the second quarter of 2002 and 2001 and increased to 43.3% for the first six months of 2002, as compared to 42.8% for the same period of 2001. This increase as a percentage of restaurant sales was primarily due to an increase in restaurant labor costs. Restaurant depreciation as a percentage of restaurant sales remained essentially flat at 4.0% for the second quarter and 4.0% for the first six months of 2002 as compared to 4.1% and 3.9%, respectively, for the same periods of the prior fiscal year.

Pre-opening expense for the first six months of 2002 was $1.7 million, a decrease from $2.6 million in the same period of the prior year. This decrease was due to the nine restaurants opened during the first six months of 2002 as compared to 15 restaurants opened in the same period of the prior year.

General and administrative expenses, as a percentage of total revenues, decreased to 5.7% for the second quarter of 2002, from 6.1% for the same period of 2001, and decreased to 5.7% for the six months ended June 30, 2002 from 6.0% for the same period of 2001. These decreases were principally due to greater leverage of fixed and semi-fixed general and administrative expenses resulting from the higher average weekly sales volumes and a reduction of recruiting, training, and relocation expenses, which ran lower than in the comparable prior period due to an improvement in restaurant management retention in 2002 as compared to 2001.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income increased to $14.0 million for the second quarter of 2002 and increased to $29.1 million for the first six months of 2002 as compared to $11.5 million and $26.2 million, respectively, for the same periods of the prior year.

Interest expense, net increased to $421,000 in the second quarter of 2002 from $383,000 in the same period of the prior year. The increase in interest expense was primarily due to the debt associated with the addition of one capital lease late in the second quarter of 2001.

Minority interest expense decreased to $120,000 for the second quarter of 2002 from $155,000 for the same period of the prior year primarily due to the Company’s acquisition of two joint venture restaurants from two joint venture partners in 2002.

Income tax expense for the second quarter of 2002 was 32.0% of earnings before income taxes, which brought the effective income tax rate for the first six months of 2002 to 32.5%, which reflects the effective tax rate expected to be applicable for the full 2002 fiscal year. These rates in 2002 compare to rates of 33.0% and 32.8% for the quarter and six months ended July 1, 2001, respectively. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits and work opportunity tax credits partially offset by state income taxes.

Net earnings increased to $9.1 million for the second quarter of 2002 from net earnings of $7.4 million for the second quarter of 2001 and increased to $18.9 million for the six months ended June 30, 2002 from $15.9 million for the six months ended July 1, 2001, reflecting the net effect of the items discussed above.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first six months of 2002 the Company’s principal sources of working capital were cash provided by operating activities ($26.5 million) and proceeds from the exercise of employee stock options ($3.9 million). For the first six months of 2002, the principal use of working capital was capital expenditures ($20.0 million) for new and improved facilities. As of June 30, 2002, the Company had $10.0 million outstanding under the Company’s $100 million revolving credit facility.

The Company intends to open 16 to 17 Company-owned LongHorn Steakhouse restaurants, and three Bugaboo Creek Steak House Steak House restaurants in fiscal year 2002. The Company estimates that its capital expenditures for fiscal year 2002 will be approximately $55-60 million. During the first six months of 2002, the Company opened nine LongHorn Steakhouse restaurants and one Bugaboo Creek Steak House Steak House restaurant. Seven to eight additional LongHorn Steakhouse restaurants and two Bugaboo Creek Steak House Steak House restaurants are expected to be opened by the end of 2002. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through the year 2005.

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

Forward-Looking Statements

Statements contained in this Report concerning future results, performance or expectations are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this Report are made based upon management’s current expectations or beliefs, as well as assumptions made by, and information currently available to, the Company on the date of this Report. All forward-looking statements involve risks and uncertainties that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements, such as: the Company’s ability to open the anticipated number of new restaurants on time and within budget; the Company’s ability to continue to increase same-store sales at anticipated rates; a recession or other negative effect on business dining patterns, or some other negative effect on the economy in general; the effect upon dining patterns and the economy in general, of war, insurrection and/or terrorist attacks on United Sates soil; unexpected increases in cost of sales or other expenses; and the impact of any negative publicity or public attitudes related to the consumption of beef. Other risks and uncertainties include fluctuations in quarterly operating results, seasonality, guest trends, competition and risks associated with the development and management of new restaurant sites. More information about factors that potentially may affect the Company’s results, performance or development is included in the Company’s other filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended December 30,2001, and the Company’s press releases and other communications.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of August 9, 2002, $15.0 million was outstanding under the Company’s $100 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest plus a margin of 0% to 0.75% (depending on the Company’s leverage ratio) at the Company’s option. Accordingly, the Company is exposed to the impact of interest rate fluctuations. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company from time to time uses interest rate swaps.

The Company has an interest rate swap agreement with a commercial bank, which effectively fixes the interest rate at 6.52%, plus the margin on a national principal amount of $15.0 million from July 2002 through March 2003, and $17.5 million from April 2003 through August 2004. The Company is exposed to credit losses on this interest rate swap in the event of counterparty non-performance, but does not anticipate any such losses.

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

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At June 30, 2002, the Company had $31.3 million invested in high-grade overnight repurchase agreements.

Part II - Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

The 2002 Annual Meeting of Shareholders of the Company was held on May 13, 2002 at which the following proposals were voted upon by the shareholders: (i) election of three Class I directors to serve until the 2005 Annual Meeting of Shareholders and one Class II director to serve until the 2003 Annual Meeting of Shareholders; (ii) approval of the RARE Hospitality International, Inc. 2002 Stock Option Plan; and (iii) ratification of the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 29, 2002. Holders of 21,717,633 shares of the Company’s common stock were entitled to vote at that meeting.

The shareholders elected three Class I directors with a term expiring at the 2005 Annual Meeting and one Class II director with a term expiring at the 2003 Annual Meeting. As to each of the following named individuals, the holders of the indicated number of shares of the Company’s common stock voted for his election, and the holders of the indicated number of shares withheld authority to vote for election. There were no broker non-votes.

                                                 Shares Voting               Shares Witholding
Class I                                                   For:                      Authority:
Don L. Chapman                                      18,239,514                         749,382
Lewis H. Jordan                                     18,230,812                         758,084
George W. McKerrow, Sr.                             18,111,165                         877,731

Class II
Dick R. Holbrook                                    18,238,412                         750,484

Philip J. Hickey, Jr., Carolyn H. Byrd, Ronald W. San Martin and Eugene I. Lee, Jr. continued their terms as directors.

The RARE Hospitality International, Inc. 2002 Stock Option Plan was approved as follows: 16,035,088 shares voted in favor of approval; 2,875,331 shares voted against approval; and 78,477 shares abstained. There were no broker non-votes.

The selection of KPMG LLP as independent auditors for the Company for the fiscal year ending December 29, 2002 was ratified as follows: 18,242,127 shares voted in favor of ratification; 745,305 shares voted against the ratification; and 1,464 shares abstained. There were no broker non-votes.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits Filed. 99.1 Written Statement of the Chief Executive Officer 99.2 Written Statement of the Chief Financial Officer

(b)	Reports filed on Form 8-K. None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      /s/ Philip J. Hickey, Jr.
                      --------------------------
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

Date:   August 12, 2002
        ---------------