Form 10-Q
period 2002-09-29
RARE HOSPITALITY INTERNATIONAL INC
filed 2002-11-13
CIK 883976

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended September 29, 2002

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

XX Yes           No

As of November 8, 2002, there were 21,991,580 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

Index

Part I - Financial Information                                                              Page
                                                                                            ----
      Item 1. Consolidated Financial Statements:

                    Consolidated Balance Sheets as of
                    September 29, 2002 and December 30, 2001                                  1

                    Consolidated Statements of Earnings -
                    for the quarters and nine months ended
                    September 29, 2002 and September 30, 2001                                 2

                    Consolidated Statement of Shareholders' Equity
                    and Comprehensive Income for the nine months
                    ended September 29, 2002                                                  3

                    Condensed Consolidated Statements of Cash Flows -
                    for the nine months ended September 29, 2002
                    and September 30, 2001                                                    4

                    Notes to the Consolidated Financial Statements                           5-8

      Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                            8-12

      Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk                                                               12

      Item 4. Controls and Procedures                                                         13

Part II - Other Information

      Item 1. Legal Proceedings                                                               13

      Item 2. Changes in Securities and Use of Proceeds                                       13

      Item 3. Defaults Upon Senior Securities                                                 13

      Item 4. Submission of Matters to a Vote of Securities
                    Holders                                                                   13

      Item 5. Other Information                                                               13

      Item 6. Exhibits and Reports on Form 8-K                                                13

      Signatures                                                                              14

      Certifications                                                                         14-16

Part I. Financial Information

Item 1. Financial Statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

                                                       September 29,           December 30,
Assets                                                      2002                   2001
                                                            ----                   ----
Current assets:
     Cash and cash equivalents                           $ 22,355               $  25,979
     Short-term investments at market value                15,000                       -
     Accounts receivable                                    8,333                   6,710
     Inventories                                           14,008                  13,437
     Prepaid expenses                                       3,820                   3,069
     Refundable income taxes                                6,238                   3,902
     Deferred income taxes                                  7,101                   6,643
                                                         --------                --------
         Total current assets                              76,855                  59,740

Property & equipment, less accumulated
   depreciation                                           287,097                 269,323
Goodwill, net                                              19,187                  19,187
Deferred income taxes                                           -                   2,276
Other                                                       2,961                   2,871
                                                         --------                --------
         Total assets                                    $386,100                $353,397
                                                         ========                ========
Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                    $ 17,059                $ 27,189
     Accrued expenses                                      37,145                  37,424
     Current installments of obligations under
         capital leases                                        53                      58
                                                         --------                --------
         Total current liabilities                         54,257                  64,671

Debt, net of current installments                          15,000                  10,000
Deferred tax liability                                      2,128                      --
Obligations under capital leases                           20,814                  20,867
                                                         --------                --------
         Total liabilities                                 92,199                  95,538

Minority interest                                           1,370                   1,329

Shareholders' equity:
     Preferred stock                                            -                       -
     Common stock                                         190,224                 178,787
     Unearned compensation-restricted stock                  (895)                   (522)
     Retained earnings                                    104,299                  79,007
     Accumulated other comprehensive loss                    (938)                  (583)
     Treasury stock at cost; 10,000 shares in
       2002 and 2001                                         (159)                  (159)
                                                         --------                --------
         Total shareholders' equity                       292,531                 256,530
         Total liabilities and shareholders'             --------                --------
           equity                                        $386,100                $353,397
                                                         ========                ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statements of Earnings
(In thousands, except per share data) (Unaudited)

                                                           Quarter Ended                  Nine Months Ended
                                                           -------------                  -----------------
Revenues:                                           Sept. 29,         Sept. 30,       Sept. 29,        Sept. 30,
                                                      2002              2001            2002             2001
                                                      ----              ----            ----             ----
   Restaurant sales:
     LongHorn Steakhouse                            $100,343           $88,769        $309,287         $273,194
     The Capital Grille                               19,798            17,949          63,373           56,982
     Bugaboo Creek Steak House                        17,762            16,749          52,088           49,704
     Specialty concepts                                1,955             1,897           5,621            5,437
                                                     -------           -------        --------         --------
         Total restaurant sales                      139,858           125,364         430,369          385,317
                                                     =======           =======         =======          =======
   Franchise revenues                                     84                79             257              247
                                                     -------           -------         -------          -------
         Total revenues                              139,942           125,443         430,626          385,564
Costs and expenses:                                  =======           =======         =======          =======
   Cost of restaurant sales                           50,355            46,204         155,948          140,677
   Operating expenses - restaurants                   63,765            57,569         189,695          168,710
   Depreciation and amortization
     - restaurants                                     5,934             5,438          17,535           15,586
   Pre-opening expense                                   996               707           2,735            3,327
   General and administrative expenses                 8,771             7,918          25,456           23,411
                                                     -------           -------         -------          -------
         Total costs and expenses                    129,821           117,836         391,369          351,711
                                                     =======           =======         =======          =======
     Operating income                                 10,121             7,607          39,257           33,853
Interest expense, net                                    528               491           1,398            1,547
Early termination of interest
 rate swap agreement                                       -                 -               -            1,100
Minority interest                                         87               131             387              531
                                                     -------           -------         -------          -------
   Earnings before income taxes                        9,506             6,985          37,472           30,675
Income tax expense                                     3,090             2,304          12,180           10,071
                                                     -------           -------         -------          -------
         Net earnings                                 $6,416            $4,681         $25,292          $20,604
                                                     =======           =======         =======          =======
Basic earnings per common share                        $0.29             $0.22           $1.17            $0.99
                                                     =======           =======         =======          =======
Diluted earnings per common share                      $0.28             $0.21           $1.11            $0.93
                                                     =======           =======         =======          =======
Weighted average common shares outstanding:
   Basic                                              21,820            21,337          21,681           20,876
                                                     =======           =======         =======          =======
   Diluted                                            22,924            22,385          22,841           22,125
                                                     =======           =======         =======          =======

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
and Comprehensive Income
(In thousands, unaudited)

                                      Common Stock                                                    Other           Total
                                    ----------------      Restricted      Retained    Treasury    Comprehensive    Shareholders'
                                  Shares        Amount         Stock      Earnings      Stock     Income (Loss)      Equity
                                  ------        ------         -----      --------      -----       --------        --------
Balance, December 30, 2001         21,522      $178,787       $(522)       $79,007     $  (159)      $ (583)       $256,530

Comprehensive income:

Net earnings                           --            --          --         25,292          --           --          25,292
Change in unrealized loss
  from interest rate swaps             --            --          --             --          --         (355)           (355)
                                                                                                                    -------
Total comprehensive income                                                                                           24,937                                                                                                         9,815
                                                                                                                    -------
Amortization of restricted
  stock                                --            --         317             --          --           --             317
Issuance of shares to
  retirement plans                     11           219          --             --          --           --             219
Issuance of shares pursuant
   to restricted stock award           30           690        (690)            --          --           --              --
Issuance of shares pursuant
   to exercise of stock
   options                            407         4,460          --             --          --           --           4,460
Tax benefit of stock options
   exercised                           --         6,068          --             --          --           --           6,068
                                   ------      --------       -----       --------     -------       ------        --------
Balance, September 29, 2002        21,970      $190,224       $(895)      $104,299     $  (159)      $ (938)       $292,531
                                   ======      ========       =====       ========     =======       ======        ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

                                                                                    Nine Months Ended
                                                                                    -----------------
                                                                             Sept. 29,             Sept. 30,
                                                                               2002                  2001
                                                                               ----                  ----
Cash Flows from operating activities:
   Net earnings                                                             $  25,292               $ 20,604
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation and amortization                                           18,825                 17,682
       Changes in working capital accounts                                     (6,421)               (11,864)
       Minority interest                                                          387                    531
       Deferred tax(benefit) expense                                              954                    (54)
       Issuance of common stock to employee
         retirement plans                                                         219                    441
                                                                            ---------               --------
   Net cash provided by operating activities                                   39,256                 27,340
                                                                            ---------               --------
Cash flows from investing activities:
   Purchase of property and equipment                                         (36,201)               (33,880)
   Purchase of short-term investments                                         (15,000)                     -
                                                                            ---------               --------
   Net cash used by investing activities                                      (51,201)               (33,880)
                                                                            ---------               --------
Cash flows from financing activities:
   Proceeds from (repayments of) credit facilities                              5,000                (41,000)
   Proceeds from issuance of common stock                                           -                 57,623
   Distributions to minority partners                                            (346)                  (646)
   Increase (Decrease) in bank overdraft included in accounts
     payable                                                                     (735)                   378
   Principal payments on capital leases                                           (58)                   (31)
   Purchase of common stock for treasury                                            -                   (159)
   Proceeds from exercise of stock options                                      4,460                  3,800
                                                                            ---------               --------
   Net cash provided by financing activities                                    8,321                 19,965
                                                                            ---------               --------
Net (decrease) increase in cash and cash equivalents                           (3,624)                13,425
Cash and cash equivalents, beginning of period                                 25,979                  3,771
                                                                            ---------               --------
Cash and cash equivalents, end of period                                    $  22,355               $ 17,196
                                                                            =========               ========
Supplemental disclosure of cash flow information
   Cash paid for income taxes                                               $   4,442               $ 11,666
                                                                            =========               ========
   Cash paid for interest                                                   $     923               $  1,297
                                                                            =========               ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of September 29, 2002 and December 30, 2001 and for the quarters and nine months ended September 29, 2002 and September 30, 2001 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in each calendar year. Each of the four fiscal quarters is typically made up of 13 weeks. The fiscal quarters and year-to-date periods ended September 29, 2002 and September 30, 2001 each contained 13 weeks and 39 weeks, respectively.

2. New Accounting Pronouncements

In November 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF 01-9 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons, free products or services and generally any other offers that entitle a customer to receive a reduction in the price of a product. Under EITF 01-9, the reduction in the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue. Historically, the Company recognized certain sales incentives as restaurant operating and general and administrative expenses. Although this pronouncement does not have any impact on the Company’s consolidated results of operations or financial position, the presentation prescribed has the effect of reducing sales, restaurant operating expense, and general and administrative expenses. Due to the adoption of EITF 01-9 as of the beginning of fiscal 2002, sales, restaurant operating expense, and general and administrative expenses have been restated for the third quarter and first nine months of 2001 to conform to the new presentation requirement. Same store sales comparisons for each of the Company’s restaurant concepts for the third quarter of 2002, consist of sales at restaurants opened prior to January 1, 2001 and, consistent with prior years, are calculated using sales prior to being reduced for discounts, coupons, free products or services.

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

As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $19.2 million. Amortization expense related to goodwill was $272,000 and approximately $1.1 million for the third quarter of 2001 and fiscal year 2001, respectively. In accordance with SFAS No. 142, no goodwill amortization expense was recorded in the Company’s financial statements for the third quarter of 2002. For the foreseeable future, management believes the only impact on the Company’s consolidated financial statements from the adoption of SFAS 142 will be the elimination of goodwill amortization expense.

The pro forma effects of the adoption of SFAS No. 142 on net earnings and basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                     Quarter Ended                        Nine Months Ended
                                                     -------------                        -----------------
                                              Sept. 29,           Sept. 30,           Sept. 29,        Sept. 30,
                                                2002                2001                2002             2001
                                              --------            --------            --------          -------
Net earnings, as reported                     $  6,416            $  4,681           $  25,292        $  20,604
Goodwill amortization, net of
      tax benefit                                    -                 169                   -              506
                                             ---------           ---------            --------         --------
Net earnings, pro forma                       $  6,416            $  4,850           $  25,292        $  21,110
                                             =========           =========            ========         ========
Basic earnings per common share:
Net earnings, as reported                     $   0.29            $   0.22           $    1.17        $    0.99
Goodwill amortization, net of
      tax benefit                                    -                0.01                   -             0.02
                                             ---------           ---------            --------         --------
Net Earnings, pro forma                       $   0.29            $   0.23           $    1.17        $    1.01
                                             =========           =========            ========         ========
Diluted earnings per common share:
Net earnings, as reported                     $   0.28            $   0.21           $    1.11        $    0.93
Goodwill amortization, net of
      tax benefit                                    -                0.01                   -             0.02
                                             ---------           ---------            --------         --------
Net Earnings, pro forma                       $   0.28            $   0.22           $    1.11        $    0.95
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

3. Long-Term Debt

At September 29, 2002, $15.0 million was outstanding under the Company’s $100 million revolving credit agreement at a weighted average interest rate of 7.77% after considering the effect of the Company’s interest rate swap agreement.

4. Income Taxes

Income tax expense for the third quarter and first nine months of 2002 was 32.5% of earnings before income taxes, which reflects the effective tax rate expected to be applicable for the full 2002 fiscal year. The effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) and work opportunity tax credits partially offset by state income taxes.

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

                                                         Quarter Ended                   Nine Months Ended
                                                         -------------                   -----------------
                                                   Sept. 29,        Sept. 30,         Sept. 29,       Sept. 30,
                                                     2002             2001              2002            2001
                                                     ----             ----              ----           ----
Basic weighted average shares outstanding            21,820           21,337            21,681         20,876
Dilutive effect of stock options                      1,014              979             1,068          1,177
Dilutive effect of restricted stock                      90               69                92             72
                                                   --------         --------          --------       --------
Diluted weighted average shares outstanding          22,924           22,385            22,841         22,125
                                                   ========         ========          ========       ========
Net earnings                                       $  6,416         $  4,681          $ 25,292       $ 20,604
                                                   ========         ========          ========       ========
Basic earnings per common share                    $   0.29         $   0.22          $   1.17       $   0.99
                                                   ========         ========          ========       ========
Diluted earnings per common share                  $   0.28         $   0.21          $   1.11       $   0.93
                                                   ========         ========          ========       ========

6. Derivative Instruments and Comprehensive Income

The Company uses an interest rate swap agreement to effectively fix the interest rate on variable rate borrowings under the Company’s $100 million revolving credit facility. This interest rate swap agreement is classified as a hedge of a cash flow exposure and accordingly, the initial fair value and subsequent changes therein was reported as a component of other comprehensive loss and subsequently reclassified into earnings when the forecasted cash flows affect earnings. The estimated fair value of the Company’s interest rate swap agreement at September 29, 2002 was a payable of $1,503,000 ($938,000 net of tax benefit). Approximately $536,000 of the net payable was classified as current on September 29, 2002. A reconciliation of net earnings and total comprehensive income is as follows (in thousands):

                                                      Quarter Ended                          Nine Months Ended
                                                    ----------------                         ----------------
                                                Sept. 29,           Sept. 30,           Sept. 29,             Sept. 30,
                                                  2002                2001                2002                  2001
                                                 ------              ------              ------                ------

Net earnings                                      $6,416             $4,681             $ 25,292             $ 20,604
Cumulative effect of change in
  accounting principle                                --                 --                   --                 (624)
Change in unrealized loss from interest
  rate swap agreement                               (210)              (224)                (355)                 (49)
                                                --------           --------             --------             --------
Total comprehensive income                        $6,206             $4,457             $ 24,937             $ 19,931
                                                ========           ========             ========             ========

7. Equity

On July 24, 2002, the Company announced that its Board of Directors has extended until April 30, 2003, its prior authorization for the Company to repurchase up to $15.0 million in value of its common stock in the open market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 11.6% and 11.7% for the quarter and nine months ended September 29, 2002, respectively, as compared to the same periods of the prior fiscal year.

Same store sales comparisons for each of the Company’s restaurant concepts for the quarter ended September 29, 2002, consist of sales at restaurants opened prior to January 1, 2001 and are calculated using sales prior to being reduced for discounts, coupons, free products or services.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the quarter and nine months ended September 29, 2002 increased 13.0% and 13.2%, respectively, as compared to the same periods of the prior year. The increases reflect a 9.0% and 10.2% increase in restaurant operating weeks in the quarter and nine months ended September 29, 2002, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 152 LongHorn Steakhouse restaurants at the end of the third quarter of 2001 to 166 at the end of the third quarter of 2002 and an increase in average weekly sales. Average weekly sales for all LongHorn Steakhouse restaurants in the third quarter of 2002 were $47,287, a 3.7% increase over the comparable period in 2001. Same store sales for the comparable LongHorn Steakhouse restaurants increased 1.8% in the third quarter of 2002 as compared to the same period in 2001, primarily due to an increase in customer counts and, to a lesser extent, an increase in average check.

The Capital Grille:

Sales in The Capital Grille restaurants for the quarter and nine months ended September 29, 2002, increased 10.3% and 11.2%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects no increase in restaurant operating weeks for the quarter and a 7.1% increase in restaurant operating weeks for the nine months ended September 29, 2002, as compared to the same periods of the prior fiscal year, resulting from the opening of one The Capital Grille restaurant near the end of the second quarter of 2001. Average weekly sales for all The Capital Grille restaurants in the third quarter of 2002 were $101,528, a 10.3% increase from the comparable period in 2001. Same store sales for the comparable The Capital Grille restaurants increased 8.4% in the third quarter of 2002, primarily due to an increase in customer counts.

Bugaboo Creek:

Sales in the Bugaboo Creek Steak House restaurants increased for the quarter and nine months ended September 29, 2002, by 6.0% and 4.8%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects a 5.3% and 2.7% increase in restaurant weeks in the quarter and nine months ended September 29, 2002, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 19 Bugaboo Creek Steak House restaurants at the end of the third quarter of 2001 to 20 restaurants at the end of the third quarter of 2002. Average weekly sales for all Bugaboo Creek Steak House restaurants in the third quarter of 2002 were $68,315, a 0.7% increase from the comparable period for 2001. Same store sales for the comparable Bugaboo Creek Steak House restaurants in the third quarter of 2002 decreased 0.7% as compared to the same period in 2001, due to a decrease in customer counts.

Franchise Revenue:

Franchise revenues increased to $84,000 for the third quarter of 2002, from $79,000 for the same period in 2001.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales decreased to 36.0% for the third quarter of 2002 from 36.9% for the third quarter of 2001 and decreased to 36.2% for the nine months ended September 29, 2002 as compared to 36.5% during the same period of 2001. For the third quarter, this decrease resulted from favorable red meat pricing and menu mix shifts. For the nine month period ended September 29, 2002 favorable pricing on red meat was partially offset by higher produce costs. The Company is currently under fixed price contracts with respect to all of its beef products and these contracts are in effect for the remainder of 2002.

Restaurant operating expense as a percentage of restaurant sales decreased to 45.6% for the third quarter of 2002 from 45.9% for the third quarter of 2001 and increased to 44.1% for the first nine months of 2002, as compared to 43.8% for the same period of 2001. The decrease in restaurant operating expenses as a percentage of restaurant sales for the third quarter of 2002 as compared to the same period of the prior year was primarily due to decreases in advertising and promotional expenses and, to a lesser extent, decreases in utility and operating supply expense. The increase in restaurant operating expense, as a percentage of restaurant sales for the comparable nine month period, was primarily due to an increase in restaurant labor costs.

Restaurant depreciation as a percentage of restaurant sales remained essentially flat at 4.2% for the third quarter and 4.1% for the first nine months of 2002 as compared to 4.3% and 4.0%, respectively, for the same periods of the prior fiscal year.

Pre-opening expense for the first nine months of 2002 was $2.7 million, a decrease from $3.3 million in the same period of the prior year. This decrease was due to the 13 restaurants opened during the first nine months of 2002 as compared to 15 restaurants opened in the same period of the prior year.

General and administrative expenses, as a percentage of total revenues, remained flat at 6.3% for the third quarter of 2002 and 2001, and decreased to 5.9% for the nine months ended September 29, 2002 from 6.1% for the same period of 2001. The decrease was principally due to greater leverage of fixed and semi-fixed general and administrative expenses resulting from the higher average weekly sales volumes.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income increased to $10.1 million for the third quarter of 2002 and increased to $39.3 million for the first nine months of 2002 as compared to $7.6 million and $33.9 million, respectively, for the same periods of the prior year.

Interest expense, net increased slightly to $528,000 in the third quarter of 2002 from $491,000 in the same period of the prior year.

Minority interest expense decreased to $87,000 for the third quarter of 2002 from $131,000 for the same period of the prior year primarily due to the Company’s acquisition of two joint venture restaurants from two joint venture partners in 2002.

Income tax expense for the third quarter and first nine months ended September 29, 2002 was 32.5% of earnings before income taxes, which reflects the effective tax rate expected to be applicable for the full 2002 fiscal year. These rates in 2002 compare to rates of 33.0% and 32.8% for the quarter and nine months ended September 30, 2001, respectively. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits and work opportunity tax credits partially offset by state income taxes.

Net earnings increased to $6.4 million for the third quarter of 2002 from net earnings of $4.7 million for the third quarter of 2001 and increased to $25.3 million for the nine months ended September 29, 2002 from $20.6 million for the nine months ended September 30, 2001, reflecting the net effect of the items discussed above.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first nine months of 2002 the Company’s principal sources of working capital were cash provided by operating activities ($39.2 million), proceeds from borrowings under the Company’s revolving credit facility ($5.0 million) and proceeds from the exercise of employee stock options ($4.5 million). For the first nine months of 2002, the principal uses of working capital were capital expenditures ($36.2 million) for new and improved facilities and the purchase of short-term investments ($15.0 million). As of September 29, 2002, the Company had $15.0 million outstanding under the Company’s $100 million revolving credit facility.

The Company intends to open an aggregate 17 Company-owned LongHorn Steakhouse restaurants, and three Bugaboo Creek Steak House restaurants in fiscal year 2002. The Company estimates that its capital expenditures for fiscal year 2002 will be approximately $50-55 million. During the first nine months of 2002, the Company opened 13 LongHorn Steakhouse restaurants and one Bugaboo Creek Steak House restaurant. Four additional LongHorn Steakhouse restaurants and two Bugaboo Creek Steak House restaurants are expected to be opened by the end of 2002. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through the year 2005.

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company may operate with little or negative working capital.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of November 1, 2002, $15.0 million was outstanding under the Company’s $100 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest plus a margin of 0% to 0.75% (depending on the Company’s leverage ratio) at the Company’s option. Accordingly, the Company is exposed to the impact of interest rate fluctuations. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company from time to time uses interest rate swaps.

The Company has used an interest rate swap as a hedging agreement to effectively fix the interest rate at 6.52%, plus the margin on a notional principal amount of $15.0 million from July 2002 through March 2003, and $17.5 million from April 2003 through August 2004.

While changes in LIBOR and the administrative agent’s prime rate of interest could affect the cost of borrowings under the credit facility in excess of amounts covered by the hedging agreement in the future, the Company does not consider its current exposure to changes in such rates to be material, and the Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial condition, results of operations or cash flows would not be material.

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At September 29, 2002, the Company had $20.6 million invested in high-grade overnight repurchase agreements, and $15.0 million in short-term investments in the form of Federal, state and municipal bonds. As of September 29, 2002, the Company has classified all short-term investments as trading securities.

Item 4. Controls and Procedures

In October 2002, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (“the Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that information required to be disclosed in our reports that we file or submit under the Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate in a manner that allows timely decisions regarding required disclosure.

In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                           /s/ Philip J. Hickey, Jr.
                           -------------------------
                           Philip J. Hickey, Jr.
                           Chairman of the Board and
                           Chief Executive Officer
                           (Principal Executive Officer)

                           /s/ W. Douglas Benn
                           -------------------------
                           W. Douglas Benn
                           Executive Vice President, Finance
                           and Chief Financial Officer
                           (Principal Financial and
                           Accounting Officer)

         Date:             November 13, 2002
                           -----------------

Certifications

I, Philip J. Hickey, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RARE Hospitality International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                           /s/ PHILIP J. HICKEY, JR.
                                            -------------------------
                                            Philip J. Hickey, Jr.
                                            Chairman of the Board and
                                            Chief Executive Officer

I, W. Douglas Benn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RARE Hospitality International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                                    /s/ W. DOUGLAS BENN
                                                     -------------------
                                                     W. Douglas Benn
                                                     Executive Vice President, Finance and
                                                     Chief Financial Officer