Form 10-K
period 2002-12-29
RARE HOSPITALITY INTERNATIONAL INC
filed 2003-03-27
CIK 883976

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

COMMON STOCK, NO PAR VALUE
 (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [X] No [    ]

As of March 18, 2003, the aggregate market value of the voting stock held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are “affiliates” of the Registrant) of the Registrant was $614,290,354 based upon the last reported sale price in the Nasdaq National Market on March 18, 2003 of $28.49.

As of March 18, 2003, the number of shares outstanding of the Registrant’s Common Stock, no par value, was 22,076,617 (excluding 195,000 shares held in the Company’s treasury).

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 12, 2003 are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed in the following pages, particularly regarding estimates of the number and locations of new restaurants that RARE Hospitality International, Inc. and its subsidiaries (the “Company”) intend to open during fiscal 2003 and the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “OUTLOOK FOR FUTURE OPERATING RESULTS”, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-K are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-K, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: failure of facts to conform to necessary management estimates and assumptions; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large restaurant base; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks set forth in Exhibit 99(a) to this Form 10-K which are hereby incorporated by reference and other risks identified from time to time in the Company’s SEC reports, registration statements and public announcements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

RARE HOSPITALITY INTERNATIONAL, INC.

INDEX

                                                                                        Page

        Part I
         Item 1.      Business                                                            4
         Item 2.      Properties                                                         14
         Item 3.      Legal Proceedings                                                  14
         Item 4.      Submission of Matters to a Vote of Security
                        Holders                                                          14

        Part II
         Item 5.      Market for Registrant's Common Equity and Related
                        Stockholder Matters                                              14
         Item 6.      Selected Financial Data                                            16
         Item 7.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                              18
         Item 7A.     Quantitative and Qualitative Disclosures About
                        Market Risk                                                      28
         Item 8.      Financial Statements and Supplementary Data                        29
         Item 9.      Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure                              49

        Part III
         Item 10.     Directors and Executive Officers of the Registrant                 49
         Item 11.     Executive Compensation                                             49
         Item 12.     Security Ownership of Certain Beneficial Owners
                        and Management                                                   49
         Item 13.     Certain Relationships and Related Transactions                     49
         Item 14.     Controls and Procedures                                            49

        Part IV
         Item 15.     Exhibits, Financial Statement Schedules, and
                        Reports on Form 8-K                                              49
        Signatures                                                                       52
        Financial Statement Schedules
        Exhibits

PART I

ITEM 1. BUSINESS

GENERAL

         RARE Hospitality International, Inc. and subsidiaries (the “Company”) operates and franchises 213 restaurants as of March 3, 2003, including 174 LongHorn Steakhouse restaurants, 15 The Capital Grille restaurants and 22 Bugaboo Creek Steak House restaurants, as well as two additional restaurants (the “specialty restaurants”), Hemenway’s Seafood Grille & Oyster Bar (“Hemenway’s”) and The Old Grist Mill Tavern. The Company was incorporated in Georgia in December 1982.

CONCEPTS

         LongHorn Steakhouse restaurants are casual dining, full-service establishments serving both lunch and dinner amidst an attractive and inviting atmosphere. With locations spread throughout the Eastern half of the United States, LongHorn Steakhouse restaurants feature a variety of top quality menu items including signature steaks, as well as salmon, shrimp, chicken, ribs, pork chops, burgers and prime rib. Designed with an inviting décor reminiscent of the classic American West, LongHorn Steakhouse restaurants appeal to all ages with a unique combination of hospitable, attentive service, moderate price, high quality dishes and a comfortable atmosphere.

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

         Bugaboo Creek Steak House restaurants are designed as attractive, friendly establishments featuring moderately priced, flavorful food items and an offering of full liquor service. Primarily located in the Northeast and Mid-Atlantic regions of the United States, Bugaboo Creek Steak House restaurants attract guests of all ages with a rustic décor reminiscent of a Canadian Rocky Mountain lodge. Stressing a friendly and attentive service style, Bugaboo Creek Steak House restaurants offer a variety of menu offerings including signature seasoned steaks, prime rib, smoked baby-back ribs, spit roasted half chicken, grilled salmon and shrimp.

RESTAURANT LOCATIONS

         The following tables set forth the location of each existing restaurant and restaurants under construction by concept at March 3, 2003 and the number of restaurants in each area.

LONGHORN STEAKHOUSE RESTAURANTS

EXISTING COMPANY-OWNED/JOINT VENTURE RESTAURANTS

                               ALABAMA
                                 Birmingham                                           1
                                 Dothan                                               1
                                 Huntsville                                           1
                                 Mobile                                               1
                                 Montgomery                                           2
                               FLORIDA
                                 Daytona Beach                                        1
                                 Destin                                               1
                                 Ft. Myers                                            2
                                 Jacksonville                                         5
                                 Miami/Ft. Lauderdale                                 6
                                 Ocala                                                1
                                 Orlando                                              7
                                 St. Augustine                                        1
                                 Tallahassee                                          1
                                 Tampa/ St. Petersburg                                8
                                 West Palm Beach                                      4
                               GEORGIA
                                 Albany                                               1
                                 Athens                                               1
                                 Atlanta                                             29
                                 Augusta                                              1
                                 Cartersville                                         1
                                 Columbus                                             1
                                 Dalton                                               1
                                 Macon                                                1
                                 Rome                                                 1
                                 Savannah                                             1
                                 Statesboro                                           1
                                 Tifton                                               1
                                 Valdosta                                             1
                                 Warner Robbins                                       1
                               ILLINOIS
                                 Fairview Heights                                     1
                               INDIANA
                                 Indianapolis                                         3
                               KANSAS
                                 Leawood                                              1
                               KENTUCKY
                                 Bowling Green                                        1
                                 Florence                                             1
                                 Louisville                                           1
                               MARYLAND
                                 Baltimore                                            3
                                 Waldorf                                              1
                               MASSACHUSETTS
                                 Boston                                               6
                               MISSOURI
                                 Kansas City                                          3
                                 St. Louis                                            5
                               NEW HAMPSHIRE
                                 Concord                                              2
                                 Nashua                                               1
                               NEW JERSEY
                                 Parsippany                                           1
                                 Rochelle Park                                        1
                               NORTH CAROLINA
                                 Burlington                                           1
                                 Charlotte                                            7
                                 Greensboro                                           1
                                 Hickory                                              1
                                 High Point                                           1
                                 Winston-Salem                                        1
                               OHIO
                                 Cincinnati                                           4
                                 Cleveland                                           10
                                 Columbus                                             5
                                 Dayton                                               1
                                 Toledo                                               1
                               PENNSYLVANIA
                                 Erie                                                 1
                                 Philadelphia                                         3
                               RHODE ISLAND
                                 Warwick                                              1
                               SOUTH CAROLINA
                                 Columbia                                             3
                                 Greenville                                           1
                                 Spartanburg                                          1
                                 Hilton Head                                          1
                                 Mt. Pleasant                                         1
                                 Rock Hill                                            1
                               TENNESSEE
                                 Chattanooga                                          1
                                 Jackson                                              1
                                 Nashville                                            5
                               VIRGINIA
                                 McLean                                               1
                               WEST VIRGINIA
                                 Charleston                                           1

                                  Total Existing Company-Owned/
                                      Joint Venture Restaurants                     171

EXISTING FRANCHISEE-OWNED RESTAURANTS

                               PUERTO RICO
                                 Bayamon                                              1
                                 Carolina                                             1
                                 San Patricio                                         1

                                    Total Existing Franchisee-Owned Restaurants       3

                                    Total LongHorn Steakhouse Restaurants           174

BUGABOO CREEK RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

                               CONNECTICUT
                                 Manchester                                           1
                               DELAWARE
                                 Newark                                               1
                               GEORGIA
                                 Atlanta                                              3
                               MAINE
                                 Bangor                                               1
                                 Portland                                             1
                               MARYLAND
                                 Gaithersburg                                         1
                               MASSACHUSETTS
                                 Boston                                               6
                                 Seekonk                                              1
                                  Shrewsbury                                          1
                               NEW HAMPSHIRE
                                 Newington                                            1
                               NEW YORK
                                 Albany                                               1
                                 Poughkeepsie                                         1
                                 Rochester                                            1
                               PENNSYLVANIA
                                 Philadelphia                                         1
                               RHODE ISLAND
                                 Warwick                                              1

                                    Total Bugaboo Creek Steak House Restaurants      22

THE CAPITAL GRILLE RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

                               DISTRICT OF COLUMBIA
                                 Washington                                           1
                               FLORIDA
                                 Miami                                                1
                               GEORGIA
                                 Atlanta                                              1
                               ILLINOIS
                                 Chicago                                              1
                               MASSACHUSETTS
                                 Boston                                               2
                               MICHIGAN
                                 Troy                                                 1
                               MINNESOTA
                                 Minneapolis                                          1
                               MISSOURI
                                 Kansas City                                          1
                               NORTH CAROLINA
                                 Charlotte                                            1
                               PENNSYLVANIA
                                 Philadelphia                                         1
                               RHODE ISLAND
                                 Providence                                           1

                               TEXAS
                                 Dallas                                               1
                                 Houston                                              1
                               VIRGINIA
                                 McLean                                               1

                                    Total The Capital Grille Restaurants             15

SPECIALTY RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

                               MASSACHUSETTS
                                 The Old Grist Mill Tavern, Seekonk                   1
                               RHODE ISLAND
                                 Hemenway’s Seafood Grille & Oyster Bar, Providence   1

                                    Total Specialty Restaurants                       2

RESTAURANTS UNDER CONSTRUCTION

                               ARIZONA
                                 The Capital Grille, Phoenix                          1
                               FLORIDA
                                 LongHorn Steakhouse, Hollywood                       1
                                 LongHorn Steakhouse, Jacksonville                    1
                                 LongHorn Steakhouse, Winterhaven                     1
                               GEORGIA
                                 LongHorn Steakhouse, Atlanta                         1
                               KENTUCKY
                                 LongHorn Steakhouse, Lexington                       1
                               MAINE
                                 LongHorn Steakhouse, Portland                        1
                               MASSACHUSETTS
                                 Bugaboo Creek Steak House, Dedham                    1
                               MISSOURI
                                 LongHorn Steakhouse, Belton                          1
                               NEW JERSEY
                                 LongHorn Steakhouse, Mt. Olive                       1
                                 LongHorn Steakhouse, North Brunswick                 1
                                 LongHorn Steakhouse, Piscataway                      1
                               OHIO
                                 LongHorn Steakhouse, Cincinnati                      1

                                    Total Restaurants Under Construction             13

UNIT ECONOMICS

LongHorn Steakhouse

         The Company’s prototypical LongHorn Steakhouse has an average seating capacity of 190 seats in approximately 5,100 square feet of space. The prototype has been modified over the years with the objective of increasing the Company’s return on investment on new LongHorn Steakhouse restaurants by increasing the sales capacity and reducing capital expenditures as a percentage of revenue. The Company intends to continue to use leasing as its preferred arrangement for LongHorn Steakhouse sites and currently leases all but 45 of its LongHorn Steakhouse restaurants in operation. The Company also owns two sites for restaurants under construction and owns one site for a restaurant to go under construction later in 2003. The Company purchases land in those circumstances it believes are cost-effective. Seven of the 17 LongHorn Steakhouse restaurants opened in 2002 were located on property purchased at an average cost of approximately $991,000 per location. The average cash investment to construct a LongHorn Steakhouse restaurant in 2002 was approximately $1,637,000, excluding real estate costs and excluding pre-opening expenses of approximately $190,000. Through December 27, 1998, the Company amortized pre-opening expenses over the first 12 months of a restaurant’s operation. After December 27, 1998, in accordance with Statement of Position 98-5 Reporting on the Costs of Start-up Activities (“SOP 98-5”), the Company began to expense pre-opening costs as incurred.

The Capital Grille

         The Capital Grille restaurant development strategy includes the use of sites that are historic or unique in nature. Accordingly, the Company utilizes methods to balance control of the construction costs with the retention of the unique ambiance of each location. The Company intends to continue to emphasize leasing as its preferred arrangement for The Capital Grille sites and currently leases all of its The Capital Grille sites. The Company intends to purchase land only in those circumstances it believes are cost-effective. The Company did not open any The Capital Grille restaurants in 2002; however, three The Capital Grille restaurants were opened in 2001. The average cash investment to construct a Capital Grille restaurant in 2001 was approximately $3,046,000 (net of landlord allowances) and excluding pre-opening expenses of approximately $358,000. Through December 27, 1998, the Company amortized pre-opening expenses over the first 12 months of each restaurant’s operation. After December 27, 1998, in accordance with SOP 98-5, the Company began to expense pre-opening costs as incurred.

Bugaboo Creek Steak House

         The Company has continued to develop and refine the Bugaboo Creek Steak House restaurant design with the objective of reducing the capital expenditure required for new restaurant construction and reducing ongoing operating costs at new restaurants opened in 2002. This modified design is smaller than earlier designs and utilizes approximately 6,400 square feet with a capacity of approximately 230 seats. The Company is further refining the prototype for restaurants to be opened in 2004 and future years.

         Three Bugaboo Creek Steak House restaurants were opened in 2002. The average cash investment to construct a Bugaboo Creek Steak House in 2002 was approximately $2,219,000, excluding real estate costs and excluding pre-opening expenses of approximately $214,000. Two of the three Bugaboo Creek Steak House restaurants opened in 2002 were located on leased property. The Company paid approximately $1.5 million for the one property purchased for a Bugaboo Creek Steak House site in 2002.

        The Company intends to continue to emphasize leasing as its preferred arrangement for Bugaboo Creek Steak House sites and currently leases all but two of its Bugaboo Creek Steak House sites. The Company also owns one site for a restaurant to go under construction later in 2003. The Company purchases land in those circumstances it believes are cost-effective.

        Through December 27, 1998, the Company amortized pre-opening expenses over the first 12 months of a restaurant’s operation. After December 27, 1998, in accordance with SOP 98-5, the Company began to expense pre-opening costs as incurred.

EXPANSION STRATEGY

LongHorn Steakhouse and Bugaboo Creek Steak House restaurants:

        The Company plans to expand through the development of additional Company-owned LongHorn Steakhouse and Bugaboo Creek Steak House restaurants in existing markets and in selected new markets in the Eastern half of the United States. The Company believes that clustering in existing and new markets enhances its ability to supervise operations, market the Company’s concepts and distribute supplies. The Company, however, also intends to open single restaurants in smaller markets in sufficiently close proximity to the Company’s other markets to enable the Company to efficiently supervise operations and distribute supplies. LongHorn Steakhouse restaurants are currently located in the Eastern half of the United States, and Bugaboo Creek Steak House restaurants are located primarily in the Northeastern and Mid-Atlantic sections of the United States.

The Capital Grille:

        The Company plans to expand through the development of additional Company-owned The Capital Grille restaurants in selected metropolitan markets nationwide.

Overall:

        The Company’s restaurant development objective is to increase earnings by expanding market share in existing markets and by developing restaurants in new markets. The Company currently plans to open 23 to 26 Company-owned restaurants in 2003; 20 to 21 LongHorn Steakhouse restaurants; two or three Bugaboo Creek Steak House restaurants and one or two The Capital Grille restaurants. Of the restaurants proposed for 2003, the Company has opened two LongHorn Steakhouse restaurants and has 13 restaurants under construction in Arizona, Florida, Georgia, Kentucky, Maine, Massachusetts Missouri, New Jersey and Ohio, and has signed leases, purchased land, or signed agreements to purchase land for seven additional restaurants as of March 3, 2003. The Company expects that all of the restaurants to be opened in 2003 will be Company-owned.

        The Company will continue to evaluate suitable acquisitions in the restaurant industry as they are identified. The Company will continue to evaluate franchising of either LongHorn Steakhouse restaurants or Bugaboo Creek Steak House restaurants in markets in which the Company would not otherwise expand.

SITE SELECTION AND RESTAURANT LAYOUT

        The Company considers the location of a restaurant to be a critical factor to the unit’s long-term success, and the Company devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, target population density and household income level as well as specific site characteristics, such as visibility, accessibility and traffic volumes. The Company also reviews potential competition and the sales of national chain restaurants operating in the area. Senior management inspects and approves each restaurant site. It typically takes approximately 120 to 140 days to construct and open a new LongHorn Steakhouse restaurant, approximately 140 to 160 days to construct and open a new Bugaboo Creek Steak House restaurant and approximately 170 to 185 days to construct and open a new The Capital Grille restaurant. While the Company will consider the option of purchasing sites for its new restaurants where it is cost-effective to do so, currently all but 52 of the Company’s restaurant sites are leased (including two Company owned sites for restaurants currently under construction and one Company owned site for a restaurant to go under construction later in 2003).

        The Company has modified its LongHorn Steakhouse prototype restaurant design over the years to an average of 190 seats in approximately 5,100 square feet of space for prototypical LongHorn Steakhouse restaurants opened in 2002. An expanded kitchen design incorporating equipment needed for a broader menu is also part of the prototype. The Company believes its kitchen design simplifies training, lowers costs and improves the consistency and quality of the food. The prototype restaurant design also includes cosmetic changes that provide a total restaurant concept intended to be inviting and comfortable while maintaining the ambiance of a Western-style steakhouse.

        The Company has renovated and remodeled some of the older LongHorn Steakhouse restaurants to include cosmetic improvements such as repainting and refinishing, new booths, new lighting and various decor adjustments. Exterior improvements encompassed repainting and additional lighting designed to convey a more inviting image.

        The Company developed a Bugaboo Creek Steak House restaurant design, which served as the prototype for the three Bugaboo Creek Steak House restaurants constructed in 2002. This modified design is smaller than earlier designs and utilizes approximately 6,400 square feet with a capacity of approximately 230 seats. The Company is further refining the prototype, with the objective of reducing the capital expenditure required for new restaurant construction and reducing ongoing operating costs at new restaurants to be opened in 2004 and future years.

RESTAURANT OPERATIONS

         Management and Employees. The management staff of a typical Company restaurant consists of one general manager or managing partner, one to four assistant managers and one or two kitchen managers. In addition, a typical LongHorn Steakhouse restaurant employs approximately 40 to 80 staff members, a typical Bugaboo Creek Steak House restaurant employs approximately 50 to 85 staff members, and a typical The Capital Grille restaurant employs approximately 60 to 80 staff members. The general manager or managing partner of each restaurant has primary responsibility for the day-to-day operation of the restaurant and is responsible for maintaining Company-established operating standards. The Company employs LongHorn Steakhouse regional managers, who each have responsibility for the operating performance of four to seven Company-owned LongHorn Steakhouse restaurants or joint venture restaurants, and report directly to one of the five Regional Vice Presidents for the LongHorn Steakhouse concept. The Regional Vice Presidents report to the Senior Vice President of Operations of the LongHorn Steakhouse division. The Company employs Bugaboo Creek Steak House regional managers, who have responsibility for the operating performance of from three to five Bugaboo Creek Steak House restaurants and The Old Grist Mill Tavern. All of these regional managers report directly to the Vice President of Operations for the Bugaboo Creek Steak House concept. The Vice President of Operations for the Bugaboo Creek Steak House concept reports to the President of the Bugaboo Creek Steak House division. The Company also employs regional directors who have responsibility for from four to five The Capital Grille restaurants and Hemenway’s Seafood Grille & Oyster Bar, all reporting directly to the Vice President of Operations for The Capital Grille concept.

        The Company seeks to recruit managers with appropriate restaurant experience. The Company selects its restaurant personnel utilizing a selection process which includes psychological and analytical testing which is designed to identify individuals with traits the Company believes are important to achieving success in the restaurant industry. The Company requires new managers to complete an intensive training program focused on both on-the-job training as well as a rigorous in-house classroom-based educational course. The program is designed to encompass all phases of restaurant operations, including the Company’s philosophy, management strategy, policies, procedures and operating standards. Through its management information systems, senior management receives daily reports on sales, and weekly reports on guest counts, payroll, cost of sales and other restaurant operating expenses. Based upon these reports, management believes that it is able to closely monitor the Company’s operations.

        The Company maintains performance measurement and incentive compensation programs for its management-level employees. The performance programs reward restaurant management teams with cash bonuses for meeting sales and profitability targets. The Company has also implemented a managing partner program in which qualifying general managers receive cash compensation and restricted stock awards based upon individual performance. During 2002, restricted stock awards were made to 89 restaurant-level managing partners in compliance with their respective managing partner agreements.

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

         Purchasing. The Company establishes product quality standards for beef and other protein products, then negotiates directly with suppliers to obtain the lowest possible prices for the required quality. The Company also utilizes long-term contracts on certain items to avoid short-term cost fluctuations. For the LongHorn Steakhouse and Bugaboo Creek Steak House restaurants, beef is aged at the facility of the Company's supplier or distributor, who delivers the beef to the LongHorn Steakhouse and Bugaboo Creek Steak House restaurants when the age reaches specified guidelines. This arrangement is closely monitored by Company personnel, and management believes it provides for efficient and cost-effective meat processing and distribution, while maintaining the Company's control and supervision of purchasing and aging. The Company's management negotiates directly with suppliers for most other food and beverage products to ensure uniform quality and adequate supplies and to obtain competitive prices. The Company purchases its meat, food and other supplies from a sufficient number of approved suppliers such that the loss of any one supplier would not have a material adverse effect on the Company's results of operations or financial condition.

        The Company utilizes one primary distributor for all of its restaurants, which delivers approximately 70-75% of the products (other than alcoholic beverages) and supplies that the Company utilizes in the operation of its restaurants. In the event of a disruption of service from the Company’s primary distributor, management believes that alternative distribution channels could be arranged such that there would not be a material adverse effect on the Company’s financial condition.

         Seasonality. Although individual restaurants have seasonal patterns of performance that depend on local factors, aggregate sales by the Company's restaurants have not displayed pronounced seasonality other than lower sales during the Company's third fiscal quarter. Extreme weather, especially during the winter months, may adversely affect sales.

OWNERSHIP STRUCTURES

        The Company’s interests in its restaurants are divided into three categories: (1) Company-owned restaurants, (2) joint venture restaurants and (3) franchised restaurants.

        Company-owned restaurants. As of March 3, 2003, 171 LongHorn Steakhouse restaurants, all Bugaboo Creek Steak House restaurants, all The Capital Grille restaurants, Hemenway’s Seafood Grille & Oyster Bar and The Old Grist Mill Tavern are owned and operated by the Company. The general manager or managing partner of each of these restaurants is employed and compensated by the Company. See “Restaurant Operations - Management and Employees” above.

         Joint Venture Restaurants.The Company is a partner in joint ventures that, in the aggregate, operate three LongHorn Steakhouse restaurants as of March 3, 2003. These restaurants are located in Central Florida and owned by joint ventures managed by the Company. The joint venture pays management fees to the Company at the rate of 4% of monthly restaurant sales.

        The Company controls its joint ventures’ use of the Company’s service marks, and the joint ventures operate under franchise agreements with the Company. As of March 3, 2003, all three restaurants operated by joint ventures are operated under franchise agreements with the Company. Franchise agreements for joint ventures are modified by an addendum that provides that no franchise fee or royalty is payable. In the event that the Company’s partner in the joint venture, or any other entity, should acquire the joint venture’s restaurants, this addendum to the franchise agreement would terminate and the operation of the restaurants would continue under the terms of the franchise agreement, which sets the royalty rate at 4% of gross sales. The joint ventures are terminable by either joint venture partner upon default by the other partner.

         Franchised Restaurants.The Company has one unaffiliated franchisee with an area development agreement with the right to operate franchised LongHorn Steakhouse restaurants in Puerto Rico. As of March 3, 2003, this franchisee operated three LongHorn Steakhouse restaurants in Puerto Rico.

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

        The franchisee has the right to terminate its franchise agreements upon default by the Company. The Company also retains the right to terminate a franchise for a variety of reasons, including the franchisee’s failure to pay amounts due under the agreement or to otherwise comply with the terms of the franchise agreement.

        An important element of the Company’s franchise program is the training the Company provides for each franchisee. With respect to each new franchisee, the Company provides the same training program provided to the Company’s management and employees. In addition to this initial training, the Company provides supervision at the opening of the franchisee’s first restaurant, beginning one week prior to opening, and routine supervision thereafter.

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

SERVICE MARKS

        The Company has registered LONGHORN STEAKS and design, LONGHORN STEAKHOUSE and design, BUGABOO CREEK STEAK HOUSE and design, THE CAPITAL GRILLE and design, and HEMENWAY’S SEAFOOD GRILLE & OYSTER BAR and design as service marks with the United States Patent and Trademark Office. The Company has additional registered marks used in connection with the operations of its various restaurants. The Company regards its service marks as having significant value and as being important factors in the marketing of its restaurants. The Company is aware of names and marks similar to the service marks of the Company used by other persons in certain geographic areas; however, the Company believes such uses will not adversely affect the Company. It is the Company’s policy to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

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

        During 2002, approximately 14.5% of the Company’s restaurant sales are attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company’s restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The Company has not experienced and does not presently anticipate experiencing any significant delays or other problems in obtaining or renewing licenses or permits to sell alcoholic beverages; however, the failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations.

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

        The Company operates under a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential Company-wide employer-only FICA assessments for unreported tips.

EMPLOYEES

        As of March 3, 2003, the Company employed approximately 13,387 persons, 190 of whom were corporate personnel, 998 of whom were restaurant management personnel and the remainder of whom were hourly personnel. Of the 190 corporate employees, 109 are in management positions and 81 are administrative or office employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

AVAILABLE INFORMATION

        The Company’s Internet address is www.rarehospitality.com. The Company makes available, free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities Exchange Commission.

ITEM 2. PROPERTIES

        As of March 3, 2003, all but 52 of the Company’s restaurants were located in leased space (including two sites for restaurants under construction and two sites for restaurants to go under construction later in 2003). Initial lease expirations typically range from ten to fifteen years, with the majority of these leases providing for an option to renew for at least one additional term of three to 15 years. All of the Company’s leases provide for a minimum annual rent, and approximately half of the leases call for additional rent based on sales volume (generally 2.0% to 8.0%) at the particular location over specified minimum levels. Generally the leases are net leases, which require the Company to pay the costs of insurance, taxes and a portion of lessors’ operating costs.

        The leases on the existing Company-owned restaurants will expire over the period from 2003 through 2033 (assuming exercise of all renewal options).

        The Company owns three office buildings aggregating 25,000 square feet and leases a 15,000 square foot office building in which its corporate offices are headquartered. All four office buildings are located in Atlanta, Georgia. In addition, the Company leases approximately 1,500 square feet of space in East Providence, Rhode Island to house staff to support the operation of Bugaboo Creek Steak House restaurants.

ITEM 3. LEGAL PROCEEDINGS

        The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted for a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company’s common stock trades on the Nasdaq National Market under the symbol “RARE”. The table below sets forth the high and low sales prices of the Company’s common stock, as reported on the Nasdaq National Market, during the periods indicated:

               FISCAL YEAR ENDED DECEMBER 29, 2002              HIGH       LOW
               -------------------------------------------    --------   -------
               First Quarter                                     $27.54   $21.20
               Second Quarter                                     29.75    23.44
               Third Quarter                                      28.01    20.75
               Fourth Quarter                                     28.70    21.90

               FISCAL YEAR ENDED DECEMBER 30, 2001               HIGH      LOW
               -------------------------------- ----------     --------  -------
               First Quarter                                     $32.00   $20.06
               Second Quarter                                     28.43    19.70
               Third Quarter                                      23.63    14.84
               Fourth Quarter                                     23.60    14.15

        The closing price of a share of the Company’s common stock on March 18, 2003, was $28.49. As of March 18, 2003, there were approximately 479 holders of record of the Company’s common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information about the common stock that may be issued under all of the Company’s existing equity compensation plans as of December 29, 2002. Details of the plans are discussed in Note 11 to the Company’s Consolidated Financial Statements. The table does not include information with respect to shares subject to outstanding options granted under the Bugaboo Creek Steak House, Inc. 1994 Stock Option Plan that was assumed by the Company in connection with its acquisition of Bugaboo Creek Steak House, Inc. in September 1996.

                                 Number of Securities to     Weighted Average     Number of Securities
                                 be Issued Upon Exercise     Exercise Price of     Remaining Available
                               of Outstanding Options (5)   Outstanding Options    for Future Issuance

    Equity Compensation                 337,756 (1)               $25.13                 562,244
     Plans Approved by                1,300,197 (2)               $16.50                  33,385
     Stockholders                        65,625 (3)               $15.34                  63,750
                                        762,418 (4)               $11.37                      --
    Equity Compensation Plans
     not Approved by Stockholders           155,400               $12.58                      --
                                          ---------               ------                 -------
    Total                                 2,621,396               $15.86                 659,379
                                          =========               ======                 =======
  RARE Hospitality International, Inc. 2002 Stock Option Plan.
  RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan.
  Amended and Restated RARE Hospitality International, Inc. 1996 Stock Plan for Outside Directors.
  LongHorn Steaks, Inc. Amended and Restated 1992 Incentive Plan. No options may be granted under the terms of this plan after February 12, 2002.
  In connection with its acquisition of Bugaboo Creek Steak House, Inc. in September 1996, the Company assumed stock options under the Bugaboo Creek Steak House, Inc. 1994 Stock Option Plan. As of December 29, 2002, options were exercisable for 4,722 shares of Company common stock under this plan. No further awards will be made under this plan. At a weighted average exercise price of $14.22.

ITEM 6. SELECTED FINANCIAL DATA

        Following is selected consolidated financial data as of and for each of the fiscal years in the five-year period ended December 29, 2002. The Consolidated Financial Statements as of December 29, 2002 and December 30, 2001 and for each of the years in the three-year period ended December 29, 2002 and the independent auditors’ report thereon are included in this Form 10-K. All sales, restaurant operating expenses, and general and administrative expenses have been restated to conform to the presentation requirements of the consensus of the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board on EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer ” (see Note 1 to consolidated financial statements). All share and per share amounts have been restated to give retroactive effect to the Company’s 50% stock dividend in 2000 (see Note 1 to consolidated financial statements). The data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” also included in this Form 10-K.

                                                                 FISCAL YEARS ENDED
                         ---------------------------------------------------------------------------------------------------
                                          DEC 29,       DEC 30,       DEC 31,        DEC 26,        DEC 27,
                                           2002           2001         2000            1999          1998
                         ---------------------------------------------------------------------------------------------------
                                                (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Restaurant sales                       $584,159      $519,998      $453,284       $371,751       $311,938
  Franchise revenues                          345           328           380            195             --
                                     ------------  ------------  ------------ --------------  -------------
     Total revenues                       584,504       520,326       453,664        371,946        311,938
Costs and expenses:
  Cost of restaurant sales                211,006       189,869       166,421        137,416        116,602
  Operating expenses-- restaurants        257,252       228,340       194,874        161,924        136,005
  Provision for asset impairments,
     restaurant closings, and other
        charges                               495         2,802            --          1,800          2,500
  Depreciation and amortization
    --restaurants                          23,920       21,248        17,022         15,249         17,636
  Pre-opening expense                       3,802         3,764         3,318          3,051             --
  General and administrative expenses      34,933        31,675        30,723         25,547         22,049

                                     ------------  ------------  ------------ --------------   ------------
    Total costs and expenses              531,408       477,698       412,358        344,987        294,792
                                     ------------  ------------  ------------ --------------   ------------
    Operating income                       53,096        42,628        41,306         26,959         17,146

Interest expense, net                       1,718         2,128         4,159          3,866          2,939

Early termination of interest rate swap
  agreement                                 1,540         1,100            --             --             --
Provision for litigation settlement            --            --         1,000             --             --
Minority interest                             448           639         1,407         1,609           1,334

                                     ------------  ------------  ------------ --------------   ------------
    Earnings before income taxes and
      cumulative effect of change in
        accounting principle               49,390        38,761        34,740         21,484         12,873
Income tax expense                         15,951        12,603        11,480          7,060          4,120
                                     ------------  ------------  ------------ --------------   ------------
    Earnings  before cumulative effect
      of change in accounting principle    33,439        26,158        23,260         14,424          8,753
    Cumulative effect of change in
      accounting principle (net of tax
        benefit of $760)                       --            --            --          1,587             --
                                     ------------  ------------  ------------ --------------   ------------
    Net earnings                          $33,439    $  26,158      $  23,260      $  12,837      $   8,753
                                          =======       =======       =======       ========        =======
Basic earnings per common share before
  cumulative effect of  change in
  accounting principle                  $    1.54     $    1.25    $     1.27    $      0.80     $     0.49
Cumulative effect per common share of
  change in accounting principle               --            --            --           0.09             --
                                     ------------  ------------  ------------ --------------   ------------
Basic earnings per common share         $    1.54    $    1.25     $     1.27    $      0.71      $    0.49

                                          =======       =======       =======       ========        =======
Diluted earnings per common share
  before cumulative effect of change in
  accounting principle                  $    1.46     $    1.18     $    1.20    $      0.76      $    0.48

Cumulative effect per common share of
  change in accounting principle               --            --            --           0.08             --
                                     ------------  ------------  ------------ --------------   ------------
Diluted earnings  per common share      $    1.46     $    1.18     $    1.20    $      0.68      $    0.48
Weighted average common shares            =======       =======       =======       ========        =======
  outstanding (basic)                      21,724        21,002        18,271         18,048         18,006
Weighted average common shares            =======       =======       =======       ========        =======
  outstanding (diluted)                    22,845        22,144       19,416          18,819         18,149
                                          =======       =======       =======       ========        =======

                         ------------------------------------------------------------------------------------------------
                                                                 FISCAL YEARS ENDED
                         ------------------------------------------------------------------------------------------------
                                          Dec 29,       DEC 30,       DEC 31,        DEC 26,        DEC 27,
                                           2002           2001         2000           1999           1998
                                         ------         ------       ------         ------         ------
                                                                   (in thousands)
    BALANCE SHEET DATA:
    Working capital (deficit)              $2,617      $(4,931)     $(23,114)      $(11,031)       $  1,136
    Total assets                          386,907       352,456       295,381        237,118        218,862
    Debt, net of current installments          --        10,000        51,000         40,000         48,000
    Obligations under capital leases,
      net of current installments          22,406        20,867        20,925          9,732          9,732
    Minority interest                       1,411         1,329         1,469          3,982          2,610
    Total shareholders' equity            300,132       256,530       167,257        137,584        120,618

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company’s revenues are derived primarily from restaurant sales from Company-owned and joint venture restaurants. The Company also derives a small percentage of its total revenue from franchise revenues from unaffiliated franchised restaurants. Cost of restaurant sales consists of food and beverage costs for Company-owned and joint venture restaurants. Restaurant operating expenses consist of all other restaurant-level costs. These expenses include the cost of labor, advertising, operating supplies, rent, and utilities. Depreciation and amortization includes only the depreciation attributable to restaurant-level capital expenditures.

         General and administrative expenses include finance, accounting, management information systems, restaurant supervision expenses, and other administrative overhead related to support functions for Company-owned, joint venture, and franchise restaurant operations. Minority interest consists of the partners’ share of earnings in joint venture restaurants.

         The Company defines the comparable restaurant base to include those restaurants open for a full 18 months prior to the beginning of each fiscal quarter and are calculated using sales prior to being reduced for discounts, coupons, free products or services. Average weekly sales are defined as total restaurant sales divided by restaurant weeks. A “restaurant week” is one week during which a single restaurant is open, so that two restaurants open during the same week constitutes two restaurant weeks.

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

        The following table sets forth the percentage relationship to total revenues of the listed items included in the Company’s consolidated statements of operations, except as indicated:

                                                                         FISCAL YEARS ENDED
                               ------------------------------------------------------------------------------------------------
                                                     DECEMBER 29,          DECEMBER 30,         DECEMBER 31,
                                                        2002                  2001                 2000
        Revenues:                ------------------------------------------------------------------------------------------------
         Restaurant sales:
         LongHorn Steakhouse                                  71.3%                 70.5%                70.6%
         The Capital Grille                                  15.2                  15.3                 14.2
         Bugaboo Creek Steak House                           12.2                  12.8                 13.5
         Other restaurants                                    1.2                   1.4                  1.6
                                                       ----------            ----------          -----------
            Total restaurant sales                           99.9                  99.9                 99.9
        Franchise revenues                                    0.1                   0.1                  0.1
                                                       ----------            ----------          -----------
            Total revenues                                  100.0                 100.0                100.0
        Costs and expenses:
         Cost of restaurant sales(1)                         36.1                  36.5                 36.7
         Operating expenses--restaurants(1)                  44.0                  43.9                 43.0
         Provision for asset impairments,
          restaurant closings, and other charges              0.1                   0.5                   --
         Depreciation and amortization--restaurants(1)        4.1                   4.1                  3.8
         Pre-opening expense - restaurants(1)                 0.7                   0.7                  0.7
         General and administrative expenses                  6.0                   6.1                  6.8
                                                       ----------            ----------          -----------
            Total costs and expenses                         90.9                  91.8                 90.9
                                                       ----------            ----------          -----------
            Operating income                                  9.1                   8.2                  9.1
        Interest expense, net                                 0.3                   0.4                  0.9
        Early termination of interest rate swap agreement     0.3                   0.2
        Provision for litigation settlement                    --                    --                  0.2
        --
        Minority interest                                     0.1                   0.1                  0.3
                                                       ----------            ----------          -----------
            Earnings before income taxes                      8.5                   7.4                  7.7
         Income tax expense                                   2.7                   2.4                  2.5
                                                       ----------            ----------          -----------
          Net earnings                                         5.7%                  5.0%                 5.1%
                                                           ======                ======               ======

        (1)         Cost of restaurant sales, restaurant operating expenses, depreciation and amortization and pre-opening expense are expressed as a percentage of total restaurant sales.

RESULTS OF OPERATIONS

         Year Ended December 29, 2002 Compared to Year Ended December 30, 2001

REVENUES

         Total revenues increased 12.3% to $584.5 million for 2002, compared to $520.3 million for 2001.

LongHorn Steakhouse:

        Sales in the LongHorn Steakhouse restaurants increased 13.8% to $416.9 million for 2002, compared to $366.5 million for 2001. The increase reflects a 10.2% increase in restaurant operating weeks in 2002 as compared to 2001, resulting from an increase in the restaurant base from 154 Company-owned and joint venture LongHorn Steakhouse restaurants at the end of 2001 to 170 restaurants at the end of 2002. Average weekly sales for all company-owned and joint venture LongHorn Steakhouse restaurants in 2002 were $49,392, a 3.2% increase over 2001. Sales for the comparable LongHorn Steakhouse restaurants increased 2.7% in 2002 as compared to 2001. The increase in comparable restaurant sales for 2002 at LongHorn Steakhouse was attributable to an increase in average check and guest counts.

The Capital Grille:

         Sales in The Capital Grille restaurants increased 10.6% to $88.6 million for 2002, compared to $80.1 million for 2001. The increase reflects a 5.3% increase in restaurant operating weeks in 2002 as compared to 2001, resulting from the full-year 2002 impact of the three The Capital Grille restaurants that opened in 2001. Average weekly sales for all The Capital Grille restaurants in 2002 were $113,637, a 5.1% increase from 2001. Sales for the comparable The Capital Grille restaurants increased 4.9% in 2002, as compared to 2001. The increase in comparable restaurant sales at The Capital Grille restaurants is attributable primarily to an increase in guest counts.

Bugaboo Creek Steak House:

         Sales in the Bugaboo Creek Steak House restaurants increased 7.7% to $71.2 million for 2002, compared to $66.1 million for 2001. The increase reflects a 7.7% increase in restaurant weeks in 2002 as compared to 2001, resulting from an increase in the restaurant base from 19 Bugaboo Creek Steak House restaurants at the end of 2001 to 22 restaurants at the end of 2002. Average weekly sales for all Bugaboo Creek Steak House restaurants in 2002 were $68,609, a 2.5% increase from 2001. Sales for the comparable Bugaboo Creek Steak House restaurants increased 1.9% in 2002, as compared to 2001. The increase in comparable restaurant sales at Bugaboo Creek Steak House restaurants is attributable primarily to an increase in average check.

Franchise Revenue:

         The Company has a Franchisee that operates three LongHorn Steakhouse restaurants in Puerto Rico. The Company’s franchisee opened its third franchise LongHorn Steakhouse in 2000. The Company earned $345,000 and $328,000 in franchise revenue in 2002 and 2001, respectively.

COSTS AND EXPENSES

         Cost of restaurant sales, as a percentage of restaurant sales, decreased to 36.1% in 2002 from 36.5% in 2001. Contract pricing on certain protein and other products during 2002 were favorable as compared to the prior year.

        Restaurant operating expenses increased as a percentage of restaurant sales in 2002 to 44.0%, from 43.9% in 2001. This was due to an increase in restaurant management and hourly labor as a percentage of restaurant sales, partially offset by greater sales leverage of fixed and semi-fixed expenses (principally advertising and rent).

        The provision for asset impairments, restaurant closings, and other charges of $495,000 in 2002 consisted of the write down of one LongHorn Steakhouse restaurant. The amount of the charge was determined under SFAS No. 144 by comparing discounted future cash flows to the carrying value of impaired assets.

        Depreciation and amortization – restaurants increased to $23.9 million in 2002, from $21.2 million in 2001, due to the Company’s new restaurant construction and depreciation of capital expenditures associated with the Company’s remodeling of older restaurants.

>        Pre-opening expense remained flat at $3.8 million or 0.7% of total restaurant sales in both 2002 and 2001. The amounts charged to pre-opening expense in any year is dependent upon the number of restaurants opened and the restaurant concept.

        General and administrative expenses increased to $34.9 million in 2002, from $31.7 million in 2001, but decreased as a percent of total revenues to 6.0% in 2002 from 6.1% in 2001. The increased costs in 2002 were primarily compensation related, associated with increased accruals for management bonuses, payroll and the cost of building the infrastructure necessary to support the Company’s growth. General and administrative expenses, as a percent of total revenues, decreased principally due to greater leverage of fixed and semi-fixed expenses resulting from increased sales at existing restaurants and new restaurants.

        Interest expense, net decreased to $1.7 million in 2002, from $2.1 million in 2001. The decrease in interest expense, net is due to the repayment of amounts outstanding under the Company’s revolving credit facility and an increase in interest income in 2002.

        Concurrent with amending and restating the Company’s $100.0 million revolving credit agreement, the Company repaid all amounts outstanding under the credit agreement and terminated an associated interest rate swap agreement that had been accounted for as a hedge. The Company paid $1,540,000 resulting in an after-tax expense of $961,000 associated with terminating the interest rate swap agreement. The repayment of amounts outstanding under the credit agreement combined with the termination of the associated hedge created an ineffective hedge relationship, which resulted in the $1,540,000 charge to earnings in 2002.

        Minority interest decreased to $448,000 in 2002, from $639,000 in 2001. This reflects a decrease in the number of joint venture restaurants in 2002 compared to 2001 resulting primarily from the purchase of the joint venture partner’s interest in seven restaurants during 2002 and one joint venture restaurant during 2001.

        Income tax expense in 2002 was 32.3% of earnings before income taxes. The Company’s effective income tax rate differs from applying the statutory Federal income tax rate of 35% to earnings before income taxes primarily due to employee FICA tip tax credits partially offset by state income taxes.

        Net income of $33.4 million in 2002, as compared to net income of $26.2 million in 2001, reflects the net effect of the items discussed above.

RESULTS OF OPERATIONS

        Year Ended December 30, 2001 compared to Year Ended December 31, 2000

REVENUES

        Total revenues increased 14.7% to $520.3 million for 2001, compared to $453.7 million for 2000. The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four quarters is typically made up of 13 weeks; however, since fiscal 2000 was a 53-week period, the first quarter of 2000 contained 14 weeks compared to 13 operating weeks in the first quarter of 2001. This differential in the number of operating weeks had an unfavorable effect on the Company’s revenue comparisons and operating results for 2001 compared to 2000.

LongHorn Steakhouse:

         Sales in the LongHorn Steakhouse restaurants increased 14.5% to $366.5 million for 2001, compared to $320.2 million for 2000. The increase reflects a 13.1% increase in restaurant operating weeks in 2001 as compared to 2000, resulting from an increase in the restaurant base from 135 Company-owned and joint venture LongHorn Steakhouse restaurants at the end of 2000 to 154 restaurants at the end of 2001. Total operating week comparisons were negatively affected by the additional week in the 2000 53-week operating period as compared to the 52-week operating period in 2001. Excluding the additional operating week in the 53-week fiscal year 2000, total restaurant operating weeks would have increased by 15.3% in 2001 as compared to the same period in 2000. Average weekly sales for all company-owned and joint venture LongHorn Steakhouse restaurants in 2001 were $47,838, a 1.2% increase over 2000. Sales for the comparable LongHorn Steakhouse restaurants increased 1.8% in 2001 as compared to 2000. The increase in comparable restaurant sales for 2001 at LongHorn Steakhouse was attributable to an increase in average check.

The Capital Grille:

         Sales in The Capital Grille restaurants increased 24.5% to $80.1 million for 2001, compared to $64.4 million for 2000. The increase reflects a 25.8% increase in restaurant operating weeks in 2001 as compared to 2000, resulting from an increase in the restaurant base from 12 The Capital Grille restaurants at the end of 2000 to 15 restaurants at the end of 2001. Total operating week comparisons were negatively affected by the additional week in the 2000 53-week operating period as compared to the 52-week operating period in 2001. Average weekly sales for all The Capital Grille restaurants in 2001 were $108,139, a 1.0% decrease from 2000. This decrease in average weekly sales volume is due to the opening of three new The Capital Grille restaurants. The Capital Grille restaurants have historically opened at lower sales volumes and not experienced the drop off in sales after an initial honeymoon period commonly characteristic in the restaurant industry. Sales for the comparable The Capital Grille restaurants increased 1.8% in 2001, as compared to 2000. The increase in comparable restaurant sales at The Capital Grille restaurants is attributable primarily to an increase in average check. Excluding the additional operating week in the 53-week fiscal year 2000, total restaurant operating weeks would have increased by 28.2% in 2001 as compared to the same period in 2000.

Bugaboo Creek Steak House:

         Sales in the Bugaboo Creek Steak House restaurants increased 7.7% to $66.1 million for 2001, compared to $61.4 million for 2000. The increase reflects a 3.2% increase in restaurant weeks in 2001 as compared to 2000, resulting from the operation of 19 Bugaboo Creek Steak House restaurants during all of 2001 compared to 2000 when the 19th Bugaboo Creek Steak House restaurant was opened in the fourth quarter. Total operating week comparisons were negatively affected by the additional week in the 2000 53-week operating period as compared to the 52-week operating period in 2001. Average weekly sales for all Bugaboo Creek Steak House restaurants in 2001 were $66,944, a 4.3% increase from 2000. Excluding the additional operating week in the 53-week fiscal year 2000, total restaurant operating weeks would have increased by 5.2% in 2001 as compared to the same period in 2000. Sales for the comparable Bugaboo Creek Steak House restaurants increased 2.9% in 2001, as compared to 2000. The increase in comparable restaurant sales at Bugaboo Creek Steak House restaurants is attributable primarily to an increase in average check and guest counts.

Franchise Revenue:

>         The Company has a Franchisee that operates three LongHorn Steakhouse restaurants in Puerto Rico. The Company’s franchisee opened one franchise LongHorn Steakhouse in each of 2000, 1999 and 1998. The Company earned $328,000 and $380,000 in franchise revenue in 2001 and 2000, respectively.

COSTS AND EXPENSES

         Cost of restaurant sales, as a percentage of restaurant sales, decreased to 36.5% in 2001 from 36.7% in 2000. Favorable pricing on certain non-red meat products during 2001 more than offset higher red meat costs during the year.

         Restaurant operating expenses increased as a percentage of restaurant sales in 2001 to 43.9%, from 43.0% in 2000. This was due to an increase in restaurant management and hourly labor as a percentage of restaurant sales, and an increase in advertising and promotions expense, partially offset by greater sales leverage of fixed and semi-fixed expenses (principally rent).

         The provision for asset impairments, restaurant closings, and other charges of $2.8 million in 2001 consisted primarily of the write down of five LongHorn Steakhouses restaurants. The amount of the charge was determined under SFAS No. 121 by comparing discounted future cash flows to the carrying value of impaired assets.

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

         General and administrative expenses increased to $31.7 million in 2001, from $30.7 million in 2000, but decreased as a percent of total revenues to 6.1% from 6.8% in 2000. The increased costs in 2001 were primarily payroll related, associated with building the infrastructure necessary to support the Company’s growth partially offset by reduced accruals for management bonuses. General and administrative expenses, as a percent of total revenues, decreased principally due to greater leverage of fixed and semi-fixed expenses resulting from increased sales at existing restaurants and new restaurants.

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

         Concurrent with the completion of the February 2001 common stock offering, the Company amended its interest rate swap agreements to fix the interest rate on future amounts borrowed under the Company’s credit facility. The Company paid $1.1 million resulting in an after-tax expense of $682,000 associated with amending the interest rate swap agreements to reduce the notional principal to amounts equal to the variable rate debt expected to be outstanding in the future under the Company’s credit facility. The repayment of amounts outstanding under the credit agreement combined with the termination of the associated hedge resulted in the $1.1 million charge to earnings in 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company requires capital primarily for the development of new restaurants, selected acquisitions and the refurbishment of existing restaurants. The Company’s principal financing sources in 2002 were proceeds from cash flow from operations ($53.1 million), and proceeds from the exercise of employee stock options ($5.3 million). The primary uses of funds consisted of costs associated with expansion, principally leasehold improvements, equipment, land and buildings associated with the construction of new restaurants ($54.4 million) and the repayment of amounts outstanding under the Company’s revolving credit facility ($10.0 million).

        Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

        The increases in accounts receivable, inventory, prepaid expenses, and accrued expenses are principally due to the new restaurants which were opened during 2002 and the result of generally higher average unit volumes experienced during 2002. Further increases in current asset and liability accounts are expected as the Company continues its restaurant development program.

        In November 2002, the Company amended and restated its $100.0 million revolving credit facility, including extending its maturity to November 2007. The terms of the revolving credit facility, as amended, require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 1.25% to 1.75% (depending on the Company’s leverage ratio) or the administrative agent’s prime rate of interest, at the Company’s option, and pay a commitment fee of 0.3% to 0.4% (depending on the Company’s leverage-ratio) per year on any unused portion of the facility. No amounts were outstanding under the Company’s revolving credit agreement on December 29, 2002. As of December 29, 2002, interest on the revolving credit facility provided for interest to be accrued at LIBOR plus 1.25% or the prime rate. The Company was required to pay a commitment fee of 0.30% per year on any unused portion of the facility. The revolving credit facility contains various covenants and restrictions which, among other things, require the maintenance of stipulated leverage and fixed charge coverage ratios and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The Company is currently in compliance with such covenants.

        The $1,540,000 ($961,000 after-tax) separately stated expense associated with terminating the interest rate swap agreement resulted in an approximately $0.04 decrease in diluted earnings per share for the fourth quarter of 2002. At December 29, 2002, no amounts were outstanding and $100.0 million was available under the Company’s $100.0 million revolving credit agreement.

        The Company currently plans to open 20 to 21 Company-owned LongHorn Steakhouse restaurants, two or three Bugaboo Creek Steak House restaurants and one or two The Capital Grille restaurants in 2003. The Company estimates that its capital expenditures will be approximately $75.0 to $80.0 million in 2003. The capital expenditure estimate for 2003 includes the estimated cost of developing 23 to 26 new restaurants, ongoing refurbishment in existing restaurants, costs associated with obtaining real estate for year 2004 planned openings, installation of a new point of sale system in all existing restaurants and continued investment in improved management information systems. In September 2001, the Company’s Board of Directors authorized the Company to use up to $15.0 million to purchase shares of its common stock through open market transactions, block purchases or in privately negotiated transactions. During the fourth quarter of 2002, the Company purchased 85,000 shares of its common stock for a total purchase price of $2,205,000 (average price of $25.96 per share).

        The Company expects that available borrowings under the Company’s revolving credit facility, together with cash on hand and cash provided by operating activities, will provide sufficient funds to finance its expansion and share repurchase plans through the year 2005.

OUTLOOK FOR FUTURE OPERATING RESULTS

         Revenues. The Company plans to grow revenues by opening additional restaurants and increasing average unit volumes. The Company's new restaurant development plans for 2003 are summarized in the section entitled "LIQUIDITY AND CAPITAL RESOURCES". Based upon current economic conditions, the Company is targeting same store sales growth in 2003 of 2% to 3% for all three concepts, compared with 2002. The Company anticipates that the same store sales increase will be comprised of approximately equal percentage increases in average check and customer counts.

        Cost of restaurant sales. The Company is anticipating flat to slightly favorable commodity prices in 2003 based primarily on favorable protein pricing. The Company is under a fixed price contract with its primary supplier for the majority of its anticipated purchases of protein products in 2003; however, the Company pays market prices for other products such as produce and fresh seafood. Accordingly, the Company does not expect its costs of goods sold to increase materially as a percentage of sales in 2003 as compared with 2002.

        Operating expenses – restaurants. For the last several years, the Company has experienced wage rate pressure for both restaurant management and hourly positions, resulting from a tight labor market for skilled positions in the restaurant industry. Based upon labor market conditions that exist today, the Company expects this trend to continue in 2003. In addition, the Company expects that the cost of employee health insurance coverage will contribute to the upward pressure on labor costs as a percentage of restaurant sales. The Company also expects increased energy costs in 2003, as compared with 2002, particularly with respect to natural gas costs.

        Pre-opening expense. Pre-opening costs are expensed as incurred and approximate $190,000 for each LongHorn Steakhouse restaurant, $214,000 for each Bugaboo Creek Steak House restaurant, and $358,000 for each The Capital Grille restaurant. Restaurant pre-opening expenses may vary materially from period to period depending on when restaurants open. As a result of the planned opening of more new restaurants in 2003, as compared to 2002, the Company anticipates that pre-opening expenses will be higher in 2003.

        Depreciation and amortization – restaurants. The Company expects depreciation to increase as it invests in the development of new restaurants, the ongoing refurbishment in existing restaurants, and the installation of a new point of sale system in all existing restaurants. Due to greater leverage of this fixed expense resulting from expected sales increases in 2003, the Company expects depreciation and amortization – restaurants to remain flat as a percentage of restaurant sales.

        General and administrative expenses. To support the Company’s expected increase in the number of new restaurants in 2003, the Company plans to increase total general and administrative expenses by approximately 15% to 16%, compared with 2002. This percentage growth in general and administrative expense approximates the anticipated percentage growth in revenue.

        Interest expense, net. Due to the repayment of all amounts outstanding under the Company’s revolving credit facility, the Company expects net interest expense to decrease significantly in 2003 compared with 2002.

        Income tax expense. The Company expects the effective income tax rate for 2003 to be approximately 32.5% of earnings before income taxes.

        Earnings per share. Based upon the net effect of the items discussed above, the Company expects 2003 diluted earnings per common share in a range of $1.74 to $1.77.

        The preceding discussion of liquidity and capital resources and outlook for future operating results contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-K are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-K, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: failure of facts to conform to necessary management estimates and assumptions; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large restaurant base; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks set forth in Exhibit 99(a) to this Form 10-K which are hereby incorporated by reference and other risks identified from time to time in the Company’s SEC reports, registration statements and public announcements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

         The table below summarizes the Company’s significant contractual obligations, by maturity, as of December 29, 2002 (in thousands):

                                                           LESS
                                                          THAN 1       1 - 3        4 - 5       AFTER 5
                                              TOTAL        YEAR        YEARS        YEARS        YEARS
                                              -----        ----        -----        -----        -----
    Bank revolving credit facility         $     --     $    --     $     --      $    --     $    --

    Capital lease obligations                51,268       2,096        4,393        4,576      40,203

    Operating leases                        113,008      15,679       29,932       24,041      43,356

    Other purchase obligations               13,502      13,502           --           --          --
                                           --------     -------      -------      -------     -------
    Total contractual cash obligations     $177,778     $31,277      $34,325      $28,617     $83,559
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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company adopted SFAS 142 effective as of the beginning of fiscal year 2002. SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. In the first quarter of fiscal 2002, the Company ceased amortization of goodwill and performed the required goodwill impairment testing. The impairment test required the Company to compare the fair value of each reporting unit to its carrying value to determine whether there is an indication that an impairment may exist. If an impairment of goodwill is determined to exist, it is measured as the excess of its carrying value over its fair value. Upon performing the initial test of the carrying value of the Company’s goodwill, it was concluded that there was no current indication of impairment to goodwill. Accordingly, no impairment losses were recorded upon the initial adoption of SFAS 142.

        As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $19.2 million. Amortization expense related to goodwill was approximately $1.1 million and $0.9 million for fiscal year 2001 and 2000, respectively. In accordance with SFAS 142, no goodwill amortization expense was recorded in the Company’s financial statements for 2002. For the foreseeable future, management believes the only impact on the Company’s consolidated financial statements from the adoption of SFAS 142 will be the elimination of goodwill amortization expense.

        The proforma effects of the adoption of SFAS 142 on net earnings and basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                           -----------   Year Ended   ----------
                                                            2002           2001             2000
                                                            ----           ----             ----
    Net earnings, as reported                        $  33,439          $ 26,158        $  23,260
    Goodwill amortization, net of tax benefit               --               679              549
                                                     ---------          --------        ---------
    Net earnings, pro forma                          $  33,439          $ 26,837        $  23,809
                                                     =========          ========        =========
    Basic earnings per common share:
    Net earnings, as reported                        $    1.54          $   1.25        $    1.27
    Goodwill amortization, net of tax benefit               --              0.03             0.03
                                                     ---------          --------        ---------
    Net earnings, pro forma                          $    1.54          $   1.28        $    1.30
                                                     =========          ========        =========
    Diluted earnings per common share:
    Net earnings, as reported                        $    1.46          $   1.18        $    1.20
    Goodwill amortization, net of tax benefit               --              0.03             0.03
                                                     ---------          --------        ---------
    Net earnings, pro forma                          $    1.46          $   1.21        $    1.23
                                                     =========          ========        =========

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”), which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. SFAS 144 retains many of the provisions of SFAS 121, but addresses certain implementation issues associated with that statement. The Company adopted SFAS 144 effective as of the beginning of fiscal 2002. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial statements.

        In April 2002. the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), SFAS Nos. 4 and 64 required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS 145 rescinds this requirement and stipulates that gains or losses on extinguishment of debt would have to meet the criteria of APB Opinion No. 30 to be classified as an extraordinary item. In addition, any extraordinary gains or losses on extinguishment of debt in prior periods presented would require reclassification. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the impact of the adoption of SFAS 145.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred and measured at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the initial adoption of this Statement to have a material impact on the Company’s consolidated results of operations or financial position.

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating SFAS 148 to determine if it will adopt SFAS 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31,2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

        In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company’s most critical accounting policies, the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

PROPERTY AND EQUIPMENT

        Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital strategy can result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of property and equipment should be shortened, the Company would depreciate the net book value in excess of the salvage value, over its revised remaining useful life thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or software or closing of facilities could also result in shortened useful lives.

        The Company’s accounting policies regarding property and equipment include judgments by management regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated, and the determination as to what constitutes enhancing the value of or increasing the life of existing assets. These judgments and estimates may produce materially different amounts of depreciation and amortization expense than would be reported if different assumptions were used. As discussed further below, these judgments may also impact the Company’s need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

IMPAIRMENT OF LONG-LIVED ASSETS

        Long-lived assets, including restaurant sites, fixed assets, intangibles and goodwill are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Expected cash flows associated with an asset is a key factor in determining the recoverability of the asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

        Judgments made by the Company related to the expected useful lives of long-lived assets and the Company’s ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause the Company to realize a material impairment charge. In 2002, the Company recognized a $495,000 charge for the writedown of one LongHorn Steakhouse restaurant and in 2001 recognized a $2,802,000 charge for the writedown of five LongHorn steakhouse restaurants based on an evaluation of expected cash flows.

SELF-INSURANCE RESERVES

        The Company self-insures for a significant portion of expected losses under its workers’ compensation, employee medical and general liability programs. Accrued liabilities have been recorded based on estimates of the ultimate costs to settle incurred and incurred but not reported claims.

        The accounting policies regarding self-insurance programs include certain management judgments and assumptions regarding the frequency or severity of claims and claim development patterns, and claim reserve, management, and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs.

INCOME TAXES

        Income taxes are accounted for by the Company in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        The Company reviews and assesses the recoverability of any deferred tax assets recorded on the balance sheet and provides any necessary allowances as required. An adjustment to the deferred tax asset would be charged to income in the period such determination was made.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company may be exposed to market risk from changes in interest rates on debt.

        As of December 29, 2002, the Company had no borrowings outstanding under its $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 1.75% (the “applicable margin” depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest at the Company’s option. Accordingly, the Company is exposed to the impact of interest rate movements. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps.

INVESTMENT PORTFOLIO

        The Company invests portions of its excess cash, if any, in highly liquid investments. At December 29, 2002, the Company had $9.8 million in high-grade overnight repurchase agreements, and $17.7 million in short-term investments in the form of federal, state, and municipal bonds. As of December 29, 2002, the Company has classified all short-term investments as trading securities. The market risk on such investments is minimal due to their short-term nature.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

WITH INDEPENDENT AUDITORS' REPORT THEREON

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    PAGE
                                                                                                  --------
                                            Independent Auditors' Report                             31

                                            Consolidated Balance Sheets                              32

                                            Consolidated Statements of Operations                    33

                                            Consolidated Statements of Shareholders' Equity          34
                                             and Comprehensive Income

                                            Consolidated Statements of Cash Flows                    35

                                            Notes to Consolidated Financial Statements               36

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RARE Hospitality International, Inc.

        We have audited the accompanying consolidated balance sheets of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 29, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RARE Hospitality International, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 and its method of accounting for derivative instruments and hedging activities in 2001.

                     KPMG LLP

Atlanta, Georgia
February 7, 2003

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 2002 AND DECEMBER 30, 2001
(in thousands)

                                                                                             2002              2001
                                                        ASSETS                              ------           ------
                                 Current assets:
                                    Cash and cash equivalents                         $    13,732      $     25,979
                                    Short-term investments                                 17,735                 -
                                    Accounts receivable                                     6,576             5,769
                                    Inventories                                            14,309            13,437
                                    Prepaid expenses                                        3,477             3,069
                                    Refundable income taxes (note 7)                        4,124             3,902
                                    Deferred income taxes (note 7)                          4,484             6,643
                                                                                    -------------     -------------
                                      Total current assets                                 64,437            58,799
                                 Property and equipment, less accumulated
                                    depreciation and amortization (notes 4 and 9)         299,773           269,323
                                 Goodwill                                                  19,187            19,187
                                 Deferred income taxes (note 7)                                --             2,276
                                 Other                                                      3,510             2,871
                                                                                    -------------     -------------
                                    Total assets                                      $   386,907        $  352,456
                                                                                         ========          ========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                 Current liabilities:
                                   Accounts payable                                   $    17,727      $     27,189
                                   Accrued expenses (note 5)                               44,015            36,483
                                   Current installments of obligations under
                                     capital leases (note 9)                                   78                58
                                                                                    -------------     -------------
                                      Total current liabilities                            61,820            63,730
                                 Debt, net of current installments (note 6)                     -            10,000
                                 Deferred income taxes (note 7)                             1,138                --
                                 Obligations under capital leases, net of current
                                   installments (note 9)                                   22,406            20,867
                                                                                    -------------     -------------
                                     Total liabilities                                     85,364            94,597
                               Minority interest                                            1,411             1,329
                               Shareholders' equity (notes 2, 6, 10, and 11):
                                 Preferred stock, no par value. Authorized
                                    10,000 shares, none issued                                 --                --
                                 Common stock, no par value. Authorized 60,000
                                      shares; issued 22,066 shares and 21,522
                                      shares at December 29, 2002 and
                                      December 30, 2001, respectively                     191,174           178,787
                                 Unearned compensation - restricted stock                 (1,124)             (522)
                                 Retained earnings                                        112,446            79,007
                                  Accumulated other comprehensive loss                         --             (583)
                                 Treasury shares at cost; 95 shares and 10 shares
                                    at December 29, 2002 and December 30, 2001,
                                     respectively                                         (2,364)            (159)
                                                                                    -------------     -------------
                                     Total shareholders' equity                           300,132           256,530
                                Commitments and contingencies                       -------------     -------------
                                    (notes 4, 6, 8, 9, and 12)
                                       Total liabilities and shareholders' equity     $   386,907        $  352,456
                                                                                    =============     =============

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001AND DECEMBER 31, 2000
(in thousands, except per share data)

                                                                   2002          2001          2000
               Revenues:                                          -------       -------        -------
                 Restaurant sales:
                  LongHorn Steakhouse                           $416,917     $  366,538     $ 320,189
                  The Capital Grille                              88,637         80,131        64,362
                  Bugaboo Creek Steak House                       71,216         66,141        61,421
                  Other restaurants                                7,389          7,188         7,312
                                                           -------------  -------------  ------------
                   Total restaurant sales                        584,159        519,998       453,284
                  Franchise revenues                                 345            328           380
                                                           -------------  -------------  ------------
                   Total revenues                                584,504        520,326       453,664
               Costs and expenses:                         -------------  -------------  ------------
                Cost of restaurant sales                         211,006        189,869       166,421
                Operating expenses-- restaurants                 257,252        228,340       194,874
                Provision for asset impairments, restaurant
                  closings, and other charges (note 3)               495          2,802            --
                Depreciation and amortization-- restaurants       23,920         21,248        17,022
                Pre-opening expense                                3,802          3,764         3,318
                General and administrative expenses               34,933         31,675        30,723
                                                           -------------  -------------  ------------
               Total costs and expenses                          531,408        477,698       412,358
                                                           -------------  -------------  ------------
                  Operating income                                53,096         42,628        41,306
               Interest expense, net                               1,718          2,128         4,159
               Early termination of interest rate swap agreement   1,540          1,100            --
               Provision for litigation settlement (note 13)          --             --         1,000
               Minority interest (note 2)                            448            639         1,407
                                                           -------------  -------------  ------------
                  Earnings before income taxes                    49,390         38,761        34,740
               Income tax expense (note 7)                        15,951         12,603        11,480
                                                           -------------  -------------  ------------
                  Net earnings                               $    33,439    $    26,158    $   23,260
                                                           =============    ===========    ==========
               Basic earnings per common share               $      1.54    $      1.25    $     1.27
                                                           =============    ===========    ==========
               Diluted earnings per common share             $      1.46    $      1.18    $     1.20
               Weighted average common shares              =============    ===========    ==========
                 outstanding (basic)                              21,724         21,002        18,271
               Weighted average common shares              =============    ===========    ==========
                 outstanding (diluted)                            22,845         22,144        19,416
                                                           =============    ===========    ==========

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

(in thousands)

                                                                                                                             ACCUMULATED
                                                                         COMMON STOCK                                           OTHER        TOTAL
                                                                  ---------------------    RESTRICTED   RETAINED   TREASURY COMPREHENSIVE SHAREHOLDERS'
                                                                  SHARES        DOLLARS      STOCK      EARNINGS     STOCK  INCOME (LOSS)    EQUITY
                                                                --------      ---------  -----------------------------------------------------------

BALANCE, DECEMBER 26, 1999                                        18,576     $  110,258     $  (376)  $   29,589   $ (1,887)    $   --      $ 137,584
Net earnings                                                          --             --          --       23,260         --         --         23,260
Issuance of shares in connection with purchase
 of minority interest                                                356          6,827          --           --         --         --          6,827
Issuance of shares pursuant to restricted stock awards                 7            127        (127)          --         --         --             --
Amortization of restricted stock                                      --             --         165           --         --         --            165
Purchase of common stock for treasury                                 --             --          --           --     (7,864)        --
(7,864)
Issuance of shares pursuant to exercise of stock options             688          6,406          --           --         --         --          6,406
Tax benefit of stock options exercised                                --            879          --           --         --         --            879
                                                                ---------    ----------    --------     --------  ---------    -------      ---------
BALANCE, DECEMBER 31, 2000                                        19,627        124,497        (338)      52,849     (9,751)        --        167,257
Comprehensive income (net of tax):
Net earnings                                                          --             --          --       26,158         --         --         26,158
Cumulative effect of change in accounting principle,
 net of taxes                                                         --             --          --           --         --       (624)          (624)
Change in unrealized loss from interest rate swaps,
 net of taxes                                                         --             --          --           --         --         41             41
                                                                                                                                            ---------
 Total comprehensive income                                                                                                                    25,575

Issuance of shares pursuant to public offering                     1,429         47,872          --           --      9,751         --
57,623
Purchase of common stock for treasury                                 --             --          --           --       (159)        --           (159)
Issuance of shares pursuant to restricted stock awards                18            414        (414)          --         --         --             --
Amortization of restricted stock                                      --             --         230           --         --         --            230
Issuance of shares to retirement plans                                28            656         --            --         --         --            656
Issuance of shares pursuant to exercise of stock options             420          4,303         --            --         --         --          4,303
Tax benefit of stock options exercised                                --          1,045         --            --         --         --          1,045
                                                               ---------     ----------    -------       -------  ---------   --------      ---------
BALANCE, DECEMBER 30, 2001                                        21,522        178,787       (522)       79,007       (159)      (583)       256,530
Comprehensive income (net of tax):
Net earnings                                                          --             --         --        33,439         --         --         33,439
Other comprehensive income, change in unrealized
 loss from interest rate swaps                                        --             --         --            --         --        583            583
  Total comprehensive income                                                                              34,022
  Purchase of common stock for treasury                               --             --         --            --     (2,205)        --         (2,205)
  Issuance of shares to retirement plans                              11            219         --            --         --         --            219
  Issuance of shares pursuant to restricted stock awards              44          1,038     (1,038)           --         --         --             --
Amortization of restricted stock                                      --             --        436            --         --         --            436
Issuance of shares pursuant to exercise of stock options             489          5,262         --            --         --         --          5,262
Tax benefit of stock options exercised                                --          5,868         --            --         --         --          5,868
                                                               ---------     ----------   ---------    ---------  ---------   --------      ---------
BALANCE, DECEMBER 29, 2002                                        22,066      $ 191,174   $ (1,124)    $ 112,446  $ (2,364)   $     --      $ 300,132
                                                               =========     ==========   =========    =========  =========   ========      =========

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

(in thousands)

                                                                       2002             2001           2000
       Cash flows from operating activities:                          -------          -------        ------
         Net earnings                                                 $33,439          $26,158       $23,260
         Adjustments to reconcile net earnings to net cash
          provided by operating activities:
          Depreciation and amortization                                25,597           24,067        19,378
          Non-cash portion of provision for asset impairments,
           restaurant closings and other charges                          495            2,802            --
          Minority interest                                               448              639         1,407
          Deferred tax expense (benefit)                                5,573            (823)       (1,020)
          Issuance of common stock to employee retirement plans           219              656            --
        Changes in assets and liabilities:
          Purchase of short-term investments, net                    (17,735)               --            --
          Accounts receivable                                           (807)          (1,114)       (2,549)
          Inventories                                                   (872)          (2,284)         (966)
          Prepaid expenses                                              (408)          (1,823)         (431)
          Other assets                                                  (731)            (796)           452
          Refundable income taxes                                       5,646            1,187         (597)
          Accounts payable                                            (5,943)            6,550         1,666
          Accrued expenses                                              8,190            2,164         6,311
                                                                 ------------     ------------   -----------
           Net cash provided by operating activities                   53,111           57,383        46,911
       Cash flows from investing activities:                     ------------     ------------   -----------
         Purchase of property and equipment                          (54,397)         (55,497)      (58,430)
         Purchase of joint venture and franchise interests                 --               --       (3,220)
                                                                 ------------     ------------   -----------
           Net cash used in investing activities                     (54,397)         (55,497)      (61,650)
       Cash flows from financing activities:                     ------------     ------------   -----------
         Proceeds from (repayments of) debt, net                     (10,000)         (41,000)        11,000
            Proceeds from issuance of common stock                          -           57,623            --
         Principal payments on capital leases                            (58)             (44)          (40)
         Proceeds from minority partner contributions                     156               --           184
         Distributions to minority partners                             (522)            (779)       (1,907)
         Increase (decrease) in bank overdraft included
           in accounts payable and accrued liabilities                (3,594)              378         1,867
         Purchase of common stock for treasury                        (2,205)            (159)       (7,864)
         Proceeds from exercise of stock options                        5,262            4,303         6,406
                                                                  -----------     ------------   -----------
            Net cash provided by (used in) financing activities      (10,961)           20,322         9,646
                                                                  -----------     ------------   -----------
            Net increase (decrease) in cash and cash equivalents     (12,247)           22,208       (5,093)
         Cash and cash equivalents at beginning of year                25,979            3,771         8,864
                                                                  -----------     ------------   -----------
         Cash and cash equivalents at end of year                 $   13,732       $   25,979    $     3,771
         Supplemental disclosure of cash flow information:        ==========       ==========    ===========
          Cash paid for income taxes                              $     6,243      $   11,914    $    12,823
                                                                  ==========       ==========    ===========
          Cash paid for interest                                  $     2,912      $     3,137   $     5,117
         Supplemental disclosure of non-cash financing and
          investing activities:                                   ===========      ===========   ============
          Assets acquired under capital lease                     $     1,617      $        --   $    11,277
                                                                  ===========      ===========   ============
          Issuance of common stock in purchase of
            minority interest                                     $      --        $        --   $     6,827
                                                                  ===========      ===========   ============

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

        RARE Hospitality International, Inc., including its wholly owned subsidiaries (the “Company”), is a multi-concept restaurant company operating primarily in the Eastern half of the United States. At December 29, 2002, the Company operated the following restaurants:

                                CONCEPT                       NUMBER IN OPERATION
                             ---------------                  -------------------
                           LongHorn Steakhouse                        170
                           Bugaboo Creek Steak House                   22
                           The Capital Grille                          15
                           Other specialty concepts                     2

>        The Company is a partner in several joint ventures and limited partnerships organized for the purpose of operating LongHorn Steakhouse restaurants. As of December 29, 2002, three of the Company’s restaurants operate in joint ventures managed by the Company.

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

ACCOUNTING CHANGE

        In November 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF 01-9 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons, free products or services and generally any other offers that entitle a customer to receive a reduction in the price of a product. Under EITF 01-9, the reduction in or refund of the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue. Prior to adopting the provisions of EITF 01-9, the Company recognized certain sales incentives as either general and administrative or restaurant operating expense. Although this pronouncement does not have any impact on the Company’s consolidated results of operations or financial position, the presentation prescribed has the effect of reducing net sales and operating expenses. The Company adopted EITF 01-9 as of the beginning of 2002 and has reclassified prior years’ sales and operating expenses to conform to the new presentation requirement. The reduction in net sales and operating expenses resulting from the adoption of EITF 01-9 amounted to $12,881,000 and $10,364,000 for 2001 and 2000, respectively.

CASH EQUIVALENTS

        The Company considers all highly liquid investments which have original maturities of three months or less to be cash equivalents. Cash equivalents are comprised of overnight repurchase agreements and totaled approximately $9.8 million at December 29, 2002 and $21.0 million at December 30, 2001. There were no cash equivalents held by the Company on December 31, 2000. The carrying amount of these instruments approximates their fair market values. All overdraft balances have been reclassified as current liabilities.

SHORT TERM INVESTMENTS

        Short term investments consist of federal, state and municipal bonds. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Pursuant to the provisions of SFAS 115, the Company has classified its investment portfolio as “trading.” Trading securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net earnings.

INVENTORIES

        Inventories, consisting principally of food and beverages, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost. Property under capital leases is stated at the present value of minimum lease payments. Leasehold improvements and property held under capital leases are amortized on the straight-line method over the shorter of the term of the lease, which may include renewals, or the estimated useful life of the assets (generally 15 years for non-ground lease sites and 25 years for ground lease sites). Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the related assets, which approximates 25 years for buildings and land improvements, seven years for restaurant equipment, and three years for computer hardware and software.

PRE-OPENING AND ORGANIZATION COSTS

        The Company accounts for pre-opening and organization costs in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities”. SOP 98-5 requires entities to expense as incurred all organization and pre-opening costs.

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

GOODWILL

        The Company adopted SFAS 142, “Goodwill and Other Intangible Assets”, effective as of the beginning of fiscal year 2002. SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. In the first quarter of fiscal 2002, the Company ceased amortization of goodwill and performed the required goodwill impairment testing. The fair value of each reporting unit was compared to its carrying value to determine whether there is an indication that impairment may exist. If an impairment of goodwill is determined to exist, it is measured as the excess of its carrying value over its fair value. Upon performing the initial test for impairment of the carrying value of the Company’s goodwill, it was concluded that there was no current indication of impairment to goodwill. Accordingly, no impairment losses were recorded upon the initial adoption of SFAS 142.

        As of the date of adoption of SFAS 142, the Company had unamortized goodwill in the amount of approximately $19.2 million. Amortization expense related to goodwill was approximately $1.1 million and $0.9 million for fiscal years 2001 and 2000, respectively. In accordance with SFAS 142, no goodwill amortization expense was recorded in the Company’s financial statements for fiscal 2002.

OTHER ASSETS

        Other assets consist of debt issuance costs, trademarks, deposits, and purchased liquor licenses. Trademarks are amortized on a straight-line basis over five years. The Company applies the provisions of SFAS 142 to purchased liquor licenses; accordingly, in the first quarter of fiscal 2002, the Company ceased amortizing purchased liquor licenses. Debt issuance costs are amortized on a straight-line basis over the term of the debt.

RESTAURANT CLOSING COSTS

        Upon the decision to close or relocate a restaurant, estimated unrecoverable costs are charged to expense. Such costs include the write-down of buildings and/or leasehold improvements, equipment, and furniture and fixtures, to the estimated fair market value less costs of disposal, and a provision for future lease obligations, less estimated subrental income. The Company provided for the closure of one restaurant in each of fiscal year 2002 and 2001.

RECOVERABILITY OF LONG-LIVED ASSETS

        The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires the Company to review its long-lived assets related to each restaurant periodically or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Considerable management judgment is required to estimate cash flows and fair value less costs to sell. Accordingly, actual results could vary significantly from such estimates.

INCOME TAXES

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Income tax benefits credited to equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not affect net earnings. These benefits are principally generated from employee exercises of stock options and vesting of employee restricted stock awards.

STOCK-BASED COMPENSATION

        Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.

Times, Serif" SIZE=2>         Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by SFAS 123. The fair value of the options granted during 2002, 2001 and 2000 is estimated at approximately $4.9 million, $8.6 million, and $7.0 million, respectively, on the date of grant, using the Black-Scholes option pricing model with the following assumptions:

                                                      2002       2001       2000
                                                      ----       ----       ----
                             Dividend yield              0          0          0
                             Volatility                46%        51%        50%
                             Risk-free interest rate    4%         4%         6%
                             Average expected life   5 yrs      6 yrs      6 yrs

        In accordance with the provisions of APB25, the Company did not recognize any compensation expense from the issuance of employee stock options. The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123 (in thousands except per share amounts):

                                                             2002          2001         2000
                                                            ------        ------       ------
    Net earnings, as reported                            $  33,439     $  26,158     $ 23,260
    Total stock-based employee compensation
      expense determined under fair value methods
      for all awards, net of related tax effects         $   3,275     $   3,261     $  2,505
                                                         ---------     ---------     --------
    Pro forma net earnings                               $  30,164     $  22,897     $ 20,755
    Basic earnings per common share:                     =========     =========     ========
      Net earnings, as reported                          $    1.54     $    1.25     $   1.27
                                                         =========     =========     ========
      Net earnings, pro forma                            $    1.39     $    1.09     $   1.14
    Diluted earnings per common share:                   =========     =========     ========
      Diluted earnings, as reported                      $    1.46     $    1.18     $   1.20
                                                         =========     =========     ========
      Diluted earnings, pro forma                        $    1.32     $    1.03     $   1.07
                                                         =========     =========     ========

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the transition and disclosure provisions of SFAS 123. The Company is currently evaluating SFAS 148 to determine if it will adopt SFAS 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method. See Note 11 for further discussion of the Company’s stock option plans.

ADVERTISING EXPENSES

        Advertising costs are expensed in the periods in which the costs are incurred. Total advertising expense included in operating expenses - restaurants was approximately $16.8 million, $16.1 million and $12.3 million for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

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

EARNINGS PER SHARE

        The Company accounts for earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires dual disclosure of earnings per share-basic and diluted. Basic earnings per share equals net earnings divided by the weighted average number of common shares outstanding and does not include the dilutive effects of stock options and restricted stock. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding after giving effect to dilutive stock options and restricted stock.

        The following table presents a reconciliation of weighted average shares and earnings per share amounts (amounts in thousands, except per share data):

                                                                    2002           2001          2000
               Weighted average number of common shares used      ------         ------        ------
                 in basic calculation                             21,724         21,002        18,271
               Dilutive effect of restricted stock awards             97             74            61
               Dilutive effect of net shares issuable
                 pursuant to stock option plans                    1,024          1,068         1,084
               Weighted average number of common shares used   ---------    -----------    ----------
                 in diluted calculation                           22,845         22,144        19,416
                                                                ========      =========      ========
                   Net earnings                                 $ 33,439      $  26,158      $ 23,260
                                                                ========      =========      ========
               Basic earnings per common share                  $   1.54      $    1.25      $   1.27
                                                                ========      =========      ========
               Diluted earnings per common share                $   1.46      $    1.18      $   1.20
                                                                ========      =========      ========

         Options to purchase 227,607 shares of common stock at December 29, 2002, were excluded from the computation of diluted earnings per common share because the related exercise prices were greater than the average market price for 2002 and would have been antidilutive.

ACCOUNTS RECEIVABLE

         Accounts receivable is primarily comprised of amounts due from the Company’s credit card processor.

FINANCIAL INSTRUMENTS

>         The carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, debt, and obligations under capital leases approximates their fair value. The fair value of a financial instrument is the amount for which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         For cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses the carrying amounts approximate fair value because of the short maturity of these financial instruments. The fair value of the Company’s debt and obligations under capital leases is estimated by discounting future cash flows for these instruments at rates currently offered to the Company for similar debt or long-term leases, as appropriate.

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company, from time to time, has used interest rate swap agreements in the management of interest rate risk. The Company carries all derivative instruments on the balance sheet at fair value. Prior to November 2002, the Company used interest rate swap agreements to effectively fix the interest rate on a portion of the variable rate borrowings under the Company’s $100.0 million revolving credit facility (see Note 6). These interest rate swap agreements were classified as a hedge of a cash flow exposure under SFAS No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and accordingly, the effective portion of the initial fair value and subsequent changes in the fair value of those agreements are reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted cash flows affect earnings.

         The Company adopted SFAS No. 133 beginning January 2001. As a result of adopting this new accounting standard, the Company recorded a net transition adjustment of $624,000 ($1,006,000 transition adjustment loss net of related tax benefit of $382,000) in accumulated other comprehensive income at January 1, 2001. Concurrent with the completion of the February 2001 common stock offering, the Company amended its interest rate swap agreements to fix the interest rate on future amounts under the Company’s credit facility. The Company paid approximately $1.1 million resulting in an after-tax expense of $682,000 associated with amending the interest rate swap agreements to reduce the notional principal to amounts equal to the variable rate debt expected to be outstanding in the future under the Company’s credit facility. The repayment of amounts outstanding under the credit agreement combined with the termination of the associated hedge created an ineffective hedge relationship, which is reported in earnings immediately; accordingly, the $1.1 million payment to terminate a portion of the swap agreements was reported as early termination of interest rate swap agreement in the Company’s statement of operations.

         Concurrent with the November 2002, amendment and extension of the Company’s $100.0 million revolving credit facility, all amounts outstanding under the credit facility were repaid and the interest rate swap agreement was terminated. The Company paid $1,540,000 resulting in an after-tax expense of $961,000 associated with terminating this interest rate swap, which was reported as early termination of interest rate swap agreement in the Company’s statement of operations.

         At December 29, 2002 the Company had no interest rate swap agreements.

USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

         For 2002 and 2001, comprehensive income includes net earnings adjusted for net unrealized losses on interest rate swaps. During 2000, net earnings were the same as comprehensive income.

RECENTLY ADOPTED ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company adopted SFAS 142 effective as of the beginning of fiscal year 2002. SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. In the first quarter of fiscal 2002, the Company ceased amortization of goodwill and performed the required goodwill impairment testing. The impairment test required the Company to compare the fair value of each reporting unit to its carrying value to determine whether there is an indication that an impairment may exist. If an impairment of goodwill is determined to exist, it is measured as the excess of its carrying value over its fair value. Upon performing the initial test for impairment of the carrying value of the Company’s goodwill, it was concluded that there was no current indication of impairment to goodwill. Accordingly, no impairment losses were recorded upon the initial adoption of SFAS 142.

        As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $19.2 million. Amortization expense related to goodwill was approximately $1.1 million and $0.9 million for fiscal year 2001 and 2000, respectively. In accordance with SFAS 142, no goodwill amortization expense was recorded in the Company’s financial statements for 2002. For the foreseeable future, management believes the only impact on the Company’s consolidated financial statements from the adoption of SFAS 142 will be the elimination of goodwill amortization expense.

        The proforma effects of the adoption of SFAS 142 on net earnings and basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                           2002             2001            2000
                                                           ----             ----            ----
    Net earnings, as reported                           $  33,439       $  26,158        $  23,260
    Goodwill amortization, net of tax benefit                  --             679              549
                                                        ---------       ---------        ---------
    Net earnings, pro forma                             $   3,439       $  26,837        $  23,809
                                                        =========       =========        =========
    Basic earnings per common share:
    Net earnings, as reported                           $    1.54       $    1.25        $    1.27
    Goodwill amortization, net of tax benefit                  --            0.03             0.03
                                                        ---------       ---------        ---------
    Net earnings, pro forma                             $    1.54       $    1.28        $    1.30
                                                        =========       =========        =========
    Diluted earnings per common share:
    Net earnings, as reported                           $    1.46       $    1.18        $    1.20
    Goodwill amortization, net of tax benefit                  --            0.03             0.03
                                                        ---------       ---------        ---------
    Net earnings, pro forma                             $    1.46       $    1.21        $    1.23
                                                        =========       =========        =========

        In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asets to be Disposed of”, and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. SFAS 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that statement. The Company adopted SFAS 144 effective as of the beginning of fiscal 2002. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In April 2002. the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), SFAS Nos. 4 and 64 required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS 145 recinds this requirement and stipulates that gains or losses on extinguishment of debt would have to meet the criteria of APB Opinion No. 30 to be classified as an extraordinary item. In addition, any extraordinary gains or losses on extinguishment of debt in prior periods presented would require reclassification. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the initial adoption of SFAS 145 to have a material impact on the Company’s consolidated results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred and measured at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the initial adoption of this statement to have a material impact on the Company’s consolidated results of operations or financial position.

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating SFAS 148 to determine if it will adopt SFAS 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

RECLASSIFICATIONS

         Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform with the 2002 presentation.

(2)     BUSINESS COMBINATIONS AND JOINT VENTURES

>         In July 2000, the Company acquired the ownership interest of its partners in two joint ventures. The first joint venture partner, located in the Tampa, Florida market, had an ownership interest of approximately 10% in five LongHorn Steakhouse restaurants. The interest was purchased for an aggregate price of approximately $1.2 million; comprised of $287,500 in cash, a $25,000 note payable, and 48,492 shares of Company common stock. The excess purchase price over the book value of the minority interest acquired in this transaction was approximately $1.1 million and was recorded as goodwill to be amortized over 20 years. The second joint venture (consisting of two partners), located in the North Carolina market, had an approximate one-third ownership interest in 14 LongHorn Steakhouse restaurants. Their interests were purchased for an aggregate price of approximately $9.0 million; comprised of $2.9 million in cash, $100,000 in notes payable and 307,035 shares of Company common stock. The excess purchase price over the book value of the minority interest acquired in this transaction was approximately $6.8 million and was recorded as goodwill to be amortized over 20 years. Both of these transactions were accounted for under the purchase method of accounting.

(3)      PROVISION FOR ASSET IMPAIRMENTS, RESTAURANT CLOSINGS, AND OTHER CHARGES

         The provision for asset impairments, restaurant closings, and other charges of $495,000 in fiscal 2002 consisted of the write down of one LongHorn Steakhouse restaurant. The amount of the charge was determined under SFAS 144 by comparing discounted future cash flows to the carrying value of impaired assets.

         The provision for asset impairments, restaurant closings, and other charges of $2.8 million in fiscal 2001 consisted primarily of the write down of five LongHorn Steakhouses restaurants. The amount of the charge was determined under SFAS 121 by comparing discounted future cash flows to the carrying value of impaired assets.

(4)     PROPERTY AND EQUIPMENT

         Major classes of property and equipment at December 29, 2002 and December 30, 2001 are summarized as follows (in thousands):

                                                                   2002                 2001
                                                                 ------               ------
                      Land and improvements                    $  44,585             $  33,543
                      Buildings                                   45,978                34,657
                      Leasehold improvements                     182,022               163,538
                      Assets under capital lease                  22,626                21,009
                      Restaurant equipment                        72,970                64,136
                      Furniture and fixtures                      36,366                33,220
                      Construction in progress                    16,896                19,276
                                                               ---------             ---------
                                                                 421,443               369,379
                      Less accumulated depreciation
                        and amortization                         121,670               100,056
                                                               ---------             ---------
                                                               $ 299,773             $ 269,323
                                                               =========             =========

         During 2002, 2001, and 2000, the Company capitalized interest during construction of approximately $978,000, $826,000, and $790,000, respectively, as a component of property and equipment.

         The Company has, in the normal course of business, entered into agreements with vendors for the purchase of restaurant equipment, furniture, fixtures, buildings, and improvements for restaurants that have not yet opened. At December 29, 2002, such commitments totaled approximately $13.5 million.

(5)     ACCRUED EXPENSES

         Accrued expenses consist of the following at December 29, 2002 and December 30, 2001 (in thousands):

                                                                   2002                 2001
                                                                  ------               ------
                      Accrued self insurance reserves           $  4,200             $  3,240
                      Accrued provision for asset impairments,
                        restaurant closings, and other charges       536                   603
                      Accrued rent                                 7,362                 5,983
                      Accrued compensation                         8,071                 7,777
                      Other taxes accrued                          5,777                 5,677
                      Accrued gift certificate liability          15,174                11,229
                      Other                                        2,895                 1,974
                                                                --------              --------
                                                                $ 44,015              $ 36,483
                                                                ========              ========

(6)      DEBT

        The Company has a variable interest rate revolving credit facility (the “Revolving Credit Facility”), which permits the Company to borrow up to $100.0 million through the termination date in November 2007. The Revolving Credit Facility is the result of amendments to and a restatement of the Company’s previous $100.0 million credit facility. The Revolving Credit Facility bears interest at the Company’s option of LIBOR plus a margin of 1.25% to 1.75% (the “applicable margin”) depending on the Company’s leverage ratio) or the administrative agent’s prime rate of interest, and requires payment of a commitment fee on any unused portion at a rate of 0.3% to 0.4% per year (depending on the Company’s leverage ratio). At December 29, 2002 and December 30, 2001, the applicable margin was 1.25%. On December 29, 2002, there were no amounts outstanding under the Company’s revolving credit facility. At December 30, 2001, the interest rate on the $10.0 million outstanding obligations under the Company’s revolving credit facility was 3.1875%, based on the applicable margin. The commitment fee on the unused portion of the Revolving Credit Facility on December 29, 2002, and on December 30, 2001 was 0.3% per year. Amounts available under the Company’s revolving credit facility totaled $100.0 million and $90.0 million at December 29, 2002 and December 30, 2001, respectively.

        The Revolving Credit Facility restricts payment of dividends, without prior approval of the lender, and contains certain financial covenants, including debt to capitalization, leverage and interest coverage ratios, as well as minimum net worth and maximum capital expenditure covenants. The Revolving Credit Facility is secured by the common stock of entities that own substantially all of the Bugaboo Creek Steak House and The Capital Grille restaurants. At December 29, 2002, the Company was in compliance with the provisions of the Revolving Credit Facility.

(7)     INCOME TAXES

         Income tax (benefit) expense consists of (in thousands):

                                                                 CURRENT      DEFERRED          TOTAL
                                                                --------      --------          -----
                      Year ended December 29, 2002:
                        U.S. Federal                            $  9,314       $  5,001      $ 14,315
                        State and local                            1,064            572         1,636
                                                                --------       --------       -------
                                                                 $10,378       $  5,573      $ 15,951
                      Year ended December 30, 2001:             ========       ========       =======
                        U.S. Federal                            $ 12,049       $   (739)     $ 11,310
                        State and local                            1,377            (84)        1,293
                                                                --------       --------       -------
                                                                $ 13,426       $   (823)     $ 12,603
                      Year ended December 31, 2000:             ========       ========       =======
                        U.S. Federal                            $ 10,937       $   (892)     $ 10,045
                        State and local                            1,563           (128)        1,435
                                                                --------       --------       -------
                                                                $ 12,500       $ (1,020)     $ 11,480
                                                                ========       ========       =======

        The differences between the statutory Federal income tax rate and the effective income tax rate reflected in the consolidated statements of operations are as follows:

                                                                     2002          2001          2000
                                                                   ------         ------        ------
               Federal statutory income tax rate                     35.0%         35.0%         35.0%
               State income taxes, net of federal benefit             2.6           2.6           3.3
               Meals and entertainment                                0.1           0.1           0.1
               FICA tip credit                                       (4.8)         (5.2)         (5.4)
               Other                                                 (0.6)           --            --
                                                                    -----         -----         -----
                     Effective tax rates                             32.3%         32.5%         33.0%
                                                                    =====         =====         =====

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 29, 2002 and December 30, 2001 are presented below (in thousands):

                                                                                   2002         2001
                  Deferred tax assets (liabilities):                               ----         ----
                    Provisions for restaurant closings, and other charges      $  2,115     $  2,148
                    Accrued rent                                                  2,768        2,182
                    Accrued joint venture contract termination                      115         662
                    Pre-opening costs                                               138          268
                    Accrued insurance                                               403          251
                    Accrued workers' compensation                                   582          707
                    Property and equipment                                      (1,954)       1,631
                    Deferred Compensation Plan                                      911          610
                    Smallwares                                                  (2,192)        --
                    Other                                                           460          460
                                                                               --------     --------
                       Net deferred tax asset (liability)                      $  3,346     $  8,919
                                                                               ========     ========

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

(8)      EMPLOYEE BENEFIT PLANS

        The Company provides employees who meet minimum service requirements with retirement benefits under a 401(k) plan (the “RARE Plan”). Under the RARE Plan, eligible employees may make contributions of between 1% and 20% of their annual compensation. Effective for 2000, contributions to the RARE Plan by officers and highly compensated employees were limited to 2% of their annual compensation and effective for 2001, officers and highly compensated employees do not participate in this plan. The Company makes quarterly matching contributions in an amount equal to 50% of the first 5% of employee compensation contributed, resulting in a maximum Company contribution of 2.5% of employee compensation. The Company’s expense under the RARE Plan was $627,000, $574,000, and $641,000, for 2002, 2001, and 2000, respectively.

        Effective January 1, 2000, the Company implemented the Supplemental Deferred Compensation Plan (the “Supplemental Plan”), a nonqualified plan which allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The maximum aggregate amount deferred under the Supplemental Plan and the RARE Plan could not exceed the lesser of 20% of annual compensation or $20,000 in 2002 and 2001 or $10,500 in 2000. The Company makes quarterly matching contributions in an amount equal to 50% of employee contributions, not to exceed the lesser of 2.5% of the employee’s total annual compensation or $5,000. The Company’s expense under the Supplemental Plan was $324,000, $302,000 and $104,000 for 2002, 2001 and 2000, respectively.

        Company contributions to both the RARE Plan and the Supplemental Plan vest at the rate of 20% each year beginning after the employee’s first year of service and were made in the form of Company common stock in the first half of 2002 and all of 2001 and cash in the second half of 2002 and all of 2000.

(9)     LEASES AND RELATED COMMITMENTS

        The Company is obligated under various capital leases for certain restaurant facilities that expire at various dates during the next 30 years. The Company also has noncancelable operating leases for certain restaurant facilities. Rental payments include minimum rentals, plus contingent rentals based on restaurant sales at the individual stores. These leases generally contain renewal options for periods ranging from three to 15 years and require the Company to pay all executory costs such as insurance and maintenance. Under the provisions of certain leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the anticipated life of the leases.

        Future minimum lease payments under capital lease obligations and noncancelable operating leases at December 29, 2002 are as follows (in thousands):

                              YEARS ENDING AT OR                         CAPITAL     OPERATING
                              ABOUT DECEMBER 31:                       ----------  -------------
                                       2003                               $2,096       $15,679
                                       2004                                2,190        15,554
                                       2005                                2,203        14,378
                                       2006                                2,275        12,629
                                       2007                                2,301        11,412
                                       Thereafter                         40,203        43,356
                                                                          ------      --------
                              Total minimum lease payments                51,268      $113,008
                              Less imputed interest (at 9%)               28,784      ========
                                                                        --------
                              Present value of minimum lease payments     22,484
                              Less current maturities                         78
                              Obligations under capital leases,         --------
                                excluding current maturities             $22,406
                                                                        ========
      Rental expense consisted of the following amounts (in thousands):

                                                             2002           2001          2000
                                                             ----           ----          ----
                      Minimum lease payments              $15,961        $14,686       $12,571
                      Contingent rentals                    1,721          1,651         1,713
                                                          -------        -------       -------
                      Total rental expense                $17,682        $16,337       $14,284
                                                          =======        =======       =======

(10)     SHAREHOLDERS' EQUITY

        In September 2001, the Company’s Board of Directors authorized the Company to use up to $15.0 million to purchase shares of its common stock through open market transactions, block purchases or in privately negotiated transactions through September 2002. In July 2002, the Company’s Board of Directors extended this share repurchase program through April 2003. During the third quarter of 2001, the Company purchased 10,000 shares of its common stock for a total purchase price of approximately $159,000 (average price of $15.90 per share). During the fourth quarter of 2002, the Company purchased 85,000 shares of its common stock for a total purchase price of approximately $2,205,000 (average price of $25.94 per share).

        In February 2000, the Company’s Board of Directors authorized the Company to purchase up to $10.0 million of its common stock through February 2001, subject to market conditions. In April 2000, the Company’s Board of Directors increased the dollar amount of the Company’s common stock authorized to be repurchased from $10.0 million to $25.0 million. During 2000, the Company purchased 654,000 shares of its common stock under this program at an aggregate cost of approximately $7.9 million (average price of $12.02 per share). In February 2001, the Company completed a public offering for 2.3 million shares of its common stock. Net proceeds to the Company from this offering were approximately $57.6 million.

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

        As of December 29, 2002, there were no shares of Series A Stock issued and outstanding and all of such shares are issuable in accordance with the Company’s Shareholders Rights Plan.

(11)     STOCK OPTIONS

        The Company’s 2002 Stock Option Plan (the “2002 Stock Option Plan”), provides for the granting of incentive stock options and nonqualified stock options to employees, officers, directors, consultants, and advisors. All stock options issued under the 2002 Stock Option Plan were granted at prices which equate to or were higher than current market value on the date of the grant, are generally exercisable after three to five years, and must be exercised within ten years from the date of grant. The 2002 Stock Option Plan authorized the granting of options to purchase 900,000 shares of common stock.

        The Company’s 1997 Long-Term Incentive Plan, as amended (the “1997 Stock Option Plan”), provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock, dividend equivalents and other stock based awards to employees, officers, directors, consultants, and advisors. All stock options issued under the 1997 Stock Option Plan were granted at prices which equate to or were higher than current market value on the date of the grant, are generally exercisable after three to five years, and must be exercised within ten years from the date of grant. The 1997 Stock Option Plan authorized the granting of options to purchase 1,987,500 shares of common stock.

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

        As of December 29, 2002 and December 30, 2001, options to purchase 1,495,134 and 1,512,470 shares of common stock, respectively, were exercisable at weighted average exercise prices of $11.83 and $10.00 per share, respectively. Option activity under the Company’s stock option plans is as follows:

                                                                                WEIGHTED
                                                                 SHARES      AVERAGE PRICE
                                                               ----------  -----------------
                      Outstanding at December 26, 1999         2,544,783        $  9.52

                      Granted in 2000                            954,629          13.24
                      Exercised in 2000                        (680,332)           9.40
                      Canceled in 2000                         (251,979)          11.76
                                                             -----------
                      Outstanding at December 31, 2000         2,567,101          10.68

                      Granted in 2001                            742,250          21.97
                      Exercised in 2001                        (423,781)          10.40
                      Canceled in 2001                         (148,309)          16.03
                                                             -----------
                      Outstanding at December 30, 2001         2,737,261          13.52

                      Granted in 2002                            434,428          24.81
                      Exercised in 2002                        (496,363)          10.55
                      Canceled in 2002                          (49,208)          18.16
                                                             -----------
                      Outstanding at December 29, 2002         2,626,118          15.85
                                                             ===========

        The following table summarizes information concerning options outstanding and exercisable as of December 29, 2002:

                                                    OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                       ------------------------------------------   ------------------------
                                                          WEIGHTED      WEIGHTED                    WEIGHTED
                                                           AVERAGE       AVERAGE                    AVERAGE
                                          NUMBER          REMAINING     EXERCISE       NUMBER       EXERCISE
    RANGE OF EXERCISE PRICES            OUTSTANDING         LIFE          PRICE      EXERCISABLE      PRICE
    ------------------------            -----------    ------------   -----------   -------------  ---------
    ----------------------             -------------

    $5.83 to $10.00                       692,269           4.4         $  8.23        690,769      $  8.24
    $10.01 to $15.00                      818,230           6.0           12.66        597,730        12.67
    $15.01 to $20.00                      133,984           8.2           18.60         54,683        18.27
    $20.01 to $25.00                      754,028           8.4           22.67        146,218        22.41
    $25.01 or greater                     227,607           9.4           26.31          5,734        27.53

(12)     COMMITMENTS AND CONTINGENCIES

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

PURCHASE COMMITMENTS

        The Company has entered into purchasing agreements with certain meat suppliers requiring the Company to purchase contracted quantities of meat at established prices through their expiration on varying dates in 2003 and 2004. The quantities contracted for are based on usage projections management believes to be conservative estimates of actual requirements during the contract terms. The Company does not anticipate any material adverse effect on its financial condition or results of operations from these contracts.

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

        The Company has deposits totaling $3.5 million at December 29, 2002 that are being maintained as security under the Company’s workers’ compensation policies.

        The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company’s financial condition or results of operations.

13) QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 29, 2002 and December 30, 2001 (in thousands, except per share data):

                                          First        Second         Third         Fourth       Total
                                         Quarter       Quarter       Quarter        Quarter      Year
                                       ----------    ----------    ----------     ----------    ------
    2002:
      Revenues                         $145,298       $145,386      $139,942      $153,878     $584,504
      Operating income                   15,159         13,977        10,121        13,839       53,096
      Earnings before income taxes       14,530         13,436         9,506        11,918       49,390
      Net earnings                        9,735          9,141         6,416         8,147       33,439
      Net earnings per share:
        Basic                              0.45           0.42          0.29          0.37         1.54
        Diluted                            0.43           0.40          0.28          0.35         1.46

    2001:
      Revenues                     $    131,960   $    128,161  $    125,443  $    134,762 $    520,326
      Operating income                   14,704         11,542         7,607         8,775       42,628
      Earnings before income taxes       12,686         11,004         6,985         8,086       38,761
      Net earnings                        8,551          7,372         4,681         5,554       26,158
      Net earnings per share:
        Basic                              0.43           0.35          0.22          0.26         1.25
        Diluted                            0.40           0.33          0.21          0.25         1.18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information about directors and nominees for director and executive officers of the Registrant is incorporated herein by reference from the sections of the Registrant’s definitive Proxy Statement to be delivered to shareholders of the Registrant in connection with the annual meeting of shareholders to be held May 12, 2003 (the “Proxy Statement”) entitled “Election of Directors – Certain Information Concerning Nominees and Directors,” and “-- Meetings of the Board of Directors and Committees” and “Executive Officers of the Company.”

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

ITEM 14. CONTROLS AND PROCEDURES

>        In March 2003, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (“the Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that information required to be disclosed in our reports that we file or submit under the Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate in a manner that allows timely decisions regarding required disclosure.

        In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) LISTING OF FINANCIAL STATEMENTS

The following financial statements of the Registrant are set forth herein in Part II, Item 8:

         Consolidated Balance Sheets as of December 29, 2002 and December 30, 2001

         Consolidated Statements of Operations - For Each of the Years in the Three-Year Period Ended December 29, 2002

         Consolidated Statements of Shareholders' Equity and Comprehensive Income - For Each of the Years in the Three-Year Period Ended December 29, 2002

         Consolidated Statements of Cash Flows - For Each of the Years in the Three-Year Period Ended December 29, 2002

         Notes to Consolidated Financial Statements

         Independent Auditors' Report

(a)(2) LISTING OF FINANCIAL STATEMENT SCHEDULES

     Not applicable.

(a)(3) LISTING OF EXHIBITS

 EXHIBIT
 NUMBER        DESCRIPTION OF EXHIBITS

   3(a)        -- Amended and Restated Articles of Incorporation of the Registrant, as amended
                 (incorporated herein by reference from Exhibit 3.1 of the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2002)
   3(b)        -- Bylaws of the Registrant, as amended  (incorporated herein by reference from Exhibit
                 3.2 of the Registrant's quarterly report on Form 10-Q for the quarter ended March 31,
                 2002)
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
  10(a)        -- Second Amended and Restated Credit Agreement dated November 21, 2002, by and among the Registrant and Wachovia Bank, National Association as Administrative Agent and
                 Fleet National Bank as Syndication Agent, SunTrust Bank as Documentation Agent and
                 South Trust Bank as Co-Agent.
  10(b)        -- LongHorn Steaks, Inc. Amended and Restated 1992 Incentive Plan, as amended.
  10(c)        -- RARE Hospitality International, Inc. 1996 Stock Plan for Outside Directors, as
                 amended.
  10(d)        -- Bugaboo Creek Steak House, Inc. 1994 Stock Option Plan (incorporated herein by reference from Exhibit 4(c) to Registration Statement on Form S-8, Registration No.
                 333-11983).
  10(e)        -- RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan (incorporated herein by reference from Exhibit 10(i) of the Registrant's annual report on Form 10-K for the fiscal year ended December 28, 1997).
  10(f)        -- Amendment No. 1 to RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan
                 (incorporated herein by reference from Exhibit 10(j) of the Registrant's annual report on Form 10-K for the fiscal year ended December 28, 1997).
  10(g)        -- Amendment No. 2 to RARE Hospitality International, Inc. 1997 Long-Term Incentive
                 Plan (incorporated herein by reference from Exhibit 10(i) of the Registrant's annual report on Form 10-K for the year ended December 27, 1998).
  10(h)        -- RARE Hospitality International, Inc. 2002 Stock Option Plan.
  10(i)        -- Employment Agreement dated September 30, 1997 between the Registrant and Philip J.
                 Hickey, Jr. (incorporated herein by reference from Exhibit 10(m) of the Registrant's annual report on Form 10-K for the fiscal year ended December 28, 1997).
  10(j)        -- Employment Agreement dated October 16, 1997 between the Registrant and Eugene I. Lee,
                 Jr. (incorporated herein by reference from Exhibit 10(n) of the Registrant's annual report on Form 10-K for the fiscal year ended December 28, 1997).
  10(k)        -- Employment Agreement dated November 30, 1998 between the Registrant and Thomas
                 W. Gathers (incorporated herein by reference from Exhibit 10(p) of the Registrant's annual report on Form 10-K for the fiscal year ended December 27, 1998).
  10(l)        -- Employment Agreement dated March 23, 1998 between the Registrant and W. Douglas
                 Benn  (incorporated herein by reference from Exhibit 10(p) of the Registrant's quarterly report on Form 10-Q for the quarter ended March 29, 1998).
  21(a)        -- Subsidiaries of the Company.
  23(a)        -- Consent of KPMG LLP.
  99(a)        -- Safe Harbor Compliance Statement.
  99(b)        -- Written Statement of the Chief Executive Officer.
  99(c)        -- Written Statement of the Chief Financial Officer.

(b) REPORTS ON FORM 8-K

     None.

(c) EXHIBITS

     The exhibits to this Report are listed under Item 15(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

     See Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   RARE Hospitality International, Inc.

                                                   By: /s/  Philip J. Hickey, Jr.
                                                      ----------------------------
                                                      Philip J. Hickey, Jr.
                                                      Chairman of the Board and Chief Executive Officer

    Date: March  26, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 Date

    By  /s/ Philip J. Hickey, Jr.                  March 26, 2003
       -------------------------------
        Philip J. Hickey, Jr.
        Chairman of the Board and
        Chief Executive Officer
        (Principal Executive Officer)

    By  /s/ W. Douglas Benn                        March 26, 2003
       --------------------------------
        W. Douglas Benn
        Executive Vice President, Finance and
        Chief Financial Officer
        (Principal Financial and Accounting Officer)

    By  /s/ Carolyn H. Byrd                        March 26, 2003
        -------------------------------
        Carolyn H. Byrd
        Director

    By  /s/ Don L. Chapman
        -------------------------------
        Don L. Chapman
        Director

    By  /s/ Dick R. Holbrook                       March 26, 2003
        -------------------------------
        Dick R. Holbrook
        Director

    By  /s/ Lewis H. Jordan
        -------------------------------
        Lewis H. Jordan
        Director

    By  /s/ Eugene I. Lee, Jr.                     March 26, 2003
        -------------------------------
        Eugene I. Lee, Jr.
        President, Chief Operating Officer
        and Director

    By  /s/ George W. McKerrow, Sr.                March 26, 2003
        -------------------------------
        George W. McKerrow, Sr.
        Director

    By  /s/ Ronald W. San Martin                   March 26, 2003
        -------------------------------
        Ronald W. San Martin
        Director

CERTIFICATIONS

I, Philip J. Hickey, Jr., certify that:

  I have reviewed this annual report on Form 10-K of RARE Hospitality International, Inc.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others a within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
March 26, 2003                                    /s/ PHILIP J. HICKEY, JR.
                                                   -------------------------
                                                   Philip J. Hickey, Jr.
                                                   Chairman of the Board and
                                                   Chief Executive Officer

I, W. Douglas Benn, certify that:

  I have reviewed this annual report on Form 10-K of RARE Hospitality International, Inc.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others a within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
March 26, 2003                                       /s/ W. DOUGLAS BENN
                                                      -------------------
                                                      W. Douglas Benn
                                                      Executive Vice President, Finance and
                                                      Chief Financial Officer