Form 10-K/A
period 2002-12-29
RARE HOSPITALITY INTERNATIONAL INC
filed 2003-04-03
CIK 883976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002
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

EXPLANATORY NOTE

This amendment to RARE Hospitality International, Inc.’s Annual Report on Form 10-K for the year ended December 29, 2002, which was filed with the Securities and Exchange Commission on March 27, 2003, is being filed to correct an inadvertent typographical error in the date of the Registrant’s year-end, as shown on the cover of the Form 10-K. The correct date is December 29, 2002. No other changes have been made to the Form 10-K.

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

                                                   By: /s/  Philip J. Hickey, Jr.
                                                      ----------------------------
                                                      Philip J. Hickey, Jr.
                                                      Chairman of the Board and Chief Executive Officer

    Date: April 3, 2003

CERTIFICATIONS

I, Philip J. Hickey, Jr., certify that:

  I have reviewed this annual report on Form 10-K/A of RARE Hospitality International, Inc.;
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
April 3, 2003                                    /s/ PHILIP J. HICKEY, JR.
                                                   -------------------------
                                                   Philip J. Hickey, Jr.
                                                   Chairman of the Board and
                                                   Chief Executive Officer

I, W. Douglas Benn, certify that:

  I have reviewed this annual report on Form 10-K/A of RARE Hospitality International, Inc.;
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
April 3, 2003                                       /s/ W. DOUGLAS BENN
                                                      -------------------
                                                      W. Douglas Benn
                                                      Executive Vice President, Finance and
                                                      Chief Financial Officer