Form 10-Q
period 2003-03-30
RARE HOSPITALITY INTERNATIONAL INC
filed 2003-05-09
CIK 883976

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended March 30, 2003

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

XX Yes           No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

XX Yes           No

As of May 8, 2003, there were 22,225,875 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

Index

Part I - Financial Information                                                                 Page
                                                                                               ----
     Item 1. Consolidated Financial Statements:

                    Consolidated Balance Sheets as of
                       March 30, 2003 and December 29, 2002                                      1

                    Consolidated Statements of Earnings
                       for the quarters ended March 30, 2003
                       and March 31, 2002                                                        2

                    Consolidated Statement of Shareholders' Equity
                       and Comprehensive Income for the quarter ended
                       March 30, 2003                                                            3

                    Condensed Consolidated Statements of Cash Flows
                      for the quarters ended March 30, 2003
                      and March 31, 2002                                                         4

                    Notes to the Consolidated Financial Statements                              5-7

     Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                8-12

     Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk                                                                 12-13

     Item 4. Controls and Procedures                                                            13

Part II - Other Information

     Item 1. Legal Proceedings                                                                  13

     Item 2. Changes in Securities and Use of Proceeds                                          13

     Item 3. Defaults Upon Senior Securities                                                    13

     Item 4. Submission of Matters to a Vote of Securities
                   Holders                                                                      13

     Item 5. Other Information                                                                  13

     Item 6. Exhibits and Reports on Form 8-K                                                   13

     Signatures                                                                                14-15

Part I. Financial Information
Item 1. Financial Statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

                                                              March 30,              December 29,
Assets                                                          2003                     2002
                                                                ----                     ----
Current assets:
    Cash and cash equivalents                                $ 12,080                $  13,732
    Short-term investments                                     22,801                   17,735
    Accounts receivable                                         8,181                    6,576
    Inventories                                                14,472                   14,309
    Prepaid expenses                                            3,639                    3,477
    Refundable income taxes                                     2,681                    4,124
    Deferred income taxes                                       4,004                    4,484
                                                             --------                 --------
        Total current assets                                   67,858                   64,437

Property & equipment, less accumulated
  depreciation                                                308,333                  299,773
Goodwill, net                                                  19,187                   19,187
Other                                                           3,849                    3,510
                                                             --------                 --------
        Total assets                                         $399,227                 $386,907
                                                             ========                 ========
Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                         $ 18,963                 $ 17,727
    Accrued expenses                                           39,105                   44,015
    Current installments of obligations under
        capital leases                                             89                       78
                                                             --------                 --------
        Total current liabilities                              58,157                   61,820

Deferred income taxes                                           3,423                    1,138
Obligations under capital leases, net
  of current installments                                      22,380                   22,406
                                                             --------                 --------
        Total liabilities                                      83,960                   85,364

Minority interest                                               1,444                    1,411

Shareholders' equity:
    Preferred stock                                                 -                        -
    Common stock                                              195,889                  191,174
    Unearned compensation-restricted stock                     (1,224)                  (1,124)
    Retained earnings                                         124,147                  112,446
    Treasury stock at cost; 195 and 95 shares
      in 2003 and 2002, respectively                           (4,989)                  (2,364)
                                                             --------                 --------
        Total shareholders' equity                            313,823                  300,132
        Total liabilities and shareholders'                  --------                 --------
         equity                                              $399,227                 $386,907
                                                             ========                 ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

                                                                         13 Weeks Ended
                                                                  ----------------------------
                                                                 March 30,            March 31,
                                                                   2003                 2002
Revenues:                                                         ------               ------
Restaurant sales:
   LongHorn Steakhouse                                         $ 118,659             $ 104,385
   The Capital Grille                                             23,455                21,854
   Bugaboo Creek Steak House                                      20,235                17,246
   Specialty concepts                                              1,709                 1,728
                                                                --------              --------
     Total restaurant sales                                      164,058               145,213
   Franchise revenues                                                 91                    85
                                                                --------              --------
     Total revenues                                              164,149               145,298
Costs and expenses:                                             --------              --------
 Cost of restaurant sales                                         58,640                52,812
 Operating expenses - restaurants                                 70,626                62,280
 Depreciation and amortization - restaurants                       6,257                 5,760
 Pre-opening expense - restaurants                                 1,057                   914
 General and administrative expenses                               9,871                 8,373
                                                                --------              --------
     Total costs and expenses                                    146,451               130,139
                                                                --------              --------
 Operating income                                                 17,698                15,159
Interest expense, net                                                246                   449
Minority interest                                                    118                   180
                                                                --------              --------
Earnings before income taxes                                      17,334                14,530
Income tax expense                                                 5,633                 4,795
                                                                --------              --------
     Net earnings                                              $  11,701              $  9,735
                                                                ========              ========
Weighted average common shares outstanding:

   Basic                                                          21,913                21,477
                                                                ========              ========
   Diluted                                                        23,073                22,758
                                                                ========              ========
Basic earnings per common share                                 $   0.53              $   0.45
                                                                ========              ========
Diluted earnings per common share                               $   0.51              $   0.43
                                                                ========              ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
and Comprehensive Income
For the quarter ended March 30, 2003
(In thousands, unaudited)

                                                                                      Accumulated
                                   Common Stock                                          Other        Total
                                 ----------------   Restricted   Retained   Treasury Comprehensive Shareholders'
                                Shares     Amount      Stock     Earnings    Stock   Income (Loss)   Equity
                                ------     ------      -----     --------    -----      --------    --------
Balance, December 29, 2002      22,066    $191,174   $(1,124)   $112,446   $  (2,364)     $ (--)    $300,132

Comprehensive income:

Net earnings                        --          --        --      11,701          --         --       11,701
                                                                                                     -------
 Total comprehensive income                                                                           11,701
                                                                                                     -------
Amortization of restricted
 stock                              --          --       145          --          --         --          145
Purchase of common stock
  for treasury                      --          --        --          --      (2,625)        --       (2,625)
Issuance of shares pursuant
  to restricted stock award          9         245      (245)         --          --         --           --
Issuance of shares pursuant
  to exercise of stock
  options                          267       2,791        --          --          --         --        2,791
Tax benefit of stock options
  exercised                         --       1,679        --          --          --         --        1,679
                                ------    --------   --------   --------   ---------    --------    --------
Balance, March 30, 2003         22,342    $195,889    $(1,224)  $124,147   $  (4,989)     $ (--)    $313,823
                                ======    ========   ========   ========   =========    ========    ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

                                                                                 13 Weeks Ended
                                                                          -----------------------------
                                                                        March 30,               March 31,
                                                                          2003                    2002
                                                                         -------                 ------
Cash flows from operating activities:
  Net earnings                                                          $ 11,701                  $ 9,735
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                        6,637                    6,256
      Changes in working capital accounts                                (15,945)                  (6,132)
      Minority interest                                                      118                      180
      Deferred tax(benefit) expense                                        2,765                   (1,488)
      Issuance of common stock to employee
        retirement plans                                                      --                      219
                                                                        --------                 --------
  Net cash provided by operating activities                                5,276                    8,770
                                                                        --------                 --------
Cash flows from investing activities:
  Purchase of property and equipment                                     (15,041)                  (9,429)
                                                                        --------                 --------
  Net cash used by investing activities                                  (15,041)                  (9,429)
                                                                        --------                 --------
Cash flows from financing activities:
  Proceeds from exercise of stock options                                  2,791                    2,137
  Distributions to minority partners                                         (85)                    (157)
  Increase in checks outstanding included in accounts
    payable and accrued liabilities                                        5,422                      473
  Principal payments on capital leases                                       (15)                     (58)
                                                                        --------                 --------
  Net cash provided by financing activities                                8,113                    2,395
                                                                        --------                 --------
Net (decrease) increase in cash and cash equivalents                      (1,652)                   1,736
Cash and cash equivalents, beginning of period                            13,732                   25,979
                                                                        --------                 --------
Cash and cash equivalents, end of period                                $ 12,080                 $ 27,715
                                                                        ========                 ========
Supplemental disclosure of cash flow information
  Cash paid for income taxes                                            $    184                 $     84
                                                                        ========                 ========
  Cash paid for interest                                                $     33                 $    332
                                                                        ========                 ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of March 30, 2003 and December 29, 2002 and for the quarters ended March 30, 2003 and March 31, 2002 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The fiscal quarters ended March 30, 2003 and March 31, 2002 each contained 13 weeks and are referred to hereafter as the first quarter of 2003 and the first quarter of 2002, respectively.

2. New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS Nos. 4 and 64 required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS 145 rescinds this requirement and stipulates that gains or losses on extinguishment of debt would have to meet the criteria of APB Opinion No. 30 to be classified as an extraordinary item. In addition, any extraordinary gains or losses on extinguishment of debt in prior periods presented would require reclassification. The Company adopted SFAS 145 as of the beginning of fiscal 2003. The initial adoption of SFAS 145 did not have an impact on the Company’s consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred and measured at fair value. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The initial adoption of this statement did not have an impact on the Company’s consolidated results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the provisions of Interpretation No. 45 as of the beginning of fiscal 2003. The Company does not have any guarantees that would require additional disclosure as required by Interpretation No. 45.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the disclosure provisions of SFAS 148 as of the beginning of fiscal 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company does not have any interests that would change the current consolidated reporting entity or require additional disclosures required by Interpretation No. 46.

3. Shareholders' Equity and Stock Based Compensation

During the first quarter of 2003, the Company purchased 100,000 shares of its common stock for a total purchase price of approximately $2,625,000 (average price of $26.25 per share).

The Company has stock option plans that provide for the granting of incentive and non-qualified stock options to employees, officers, directors, consultants, and advisors. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans as permitted under SFAS 123 and SFAS 148. Accordingly, no compensation cost has been recognized for the Company’s stock option plans. Had the compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value methodology of SFAS 123, the Company’s net income and earnings per share would have been as follows:

                                                                                13 Weeks Ended
                                                                                --------------
                                                                        March 30,                March 31,
                                                                          2003                     2002
                                                                          ----                     ----
Net earnings, as reported                                               $ 11,701                 $  9,735

Stock-based compensation expense
 determined under fair value
  method for all awards, net of tax                                          835                      729
                                                                        --------                 --------
Proforma net earnings                                                   $ 10,866                 $  9,006
                                                                        ========                 ========
Earnings per share:
  Basic - as reported                                                   $   0.53                 $   0.45
                                                                        ========                 ========
  Basic - proforma                                                      $   0.50                 $   0.42
                                                                        ========                 ========
  Diluted - as reported                                                 $   0.51                 $   0.43
                                                                        ========                 ========
  Diluted - proforma                                                    $   0.47                 $   0.40
                                                                        ========                 ========

4. Long-Term Debt

At March 30, 2003, no borrowings were outstanding under the Company’s $100.0 million revolving credit agreement, and the Company was in compliance with all of its compliance provisions.

5. Income Taxes

Income tax expense for the first quarter of 2003 has been provided for based on an estimated 32.5% effective tax rate expected to be applicable for the full 2003 fiscal year. The effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) and work opportunity tax credits partially offset by state income taxes.

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

                                                                                13 Weeks Ended
                                                                                --------------
                                                                        March 30,             March 31,
                                                                          2003                  2002
                                                                          ----                  ----
Net earnings                                                             $11,701               $9,735
                                                                         =======              =======
Basic weighted average shares outstanding                                 21,913               21,477
Dilutive effect of stock options                                           1,054                1,196
Dilutive effect of restricted stock                                          106                   85
Diluted weighted average shares outstanding                               23,073               22,758
                                                                         =======              =======
Basic earnings per common share                                          $  0.53              $  0.45
                                                                         =======              =======
Diluted earnings per common share                                        $  0.51              $  0.43
                                                                         =======              =======

7. Derivative Instruments and Comprehensive Income

In 2002 and prior years, the Company used an interest rate swap agreement to effectively fix the interest rate on variable rate borrowings under the Company’s $100.0 million revolving credit facility. This interest rate swap agreement was classified as a hedge of a cash flow exposure and, accordingly, the initial fair value and subsequent changes therein was reported as a component of other comprehensive loss and subsequently reclassified into earnings when the forecasted cash flows affect earnings. Concurrent with the November 2002 amendment and extension of the Company’s $100.0 million revolving credit facility, all amounts outstanding under the credit facility were repaid and the interest rate swap agreement was terminated.

For the quarter ended March 30, 2003, there was no difference between the Company’s net earnings and comprehensive income. A reconciliation of net earnings and total comprehensive income for the fiscal 2002 period is as follows (in thousands):

                                                                         13 Weeks Ended
                                                                         --------------
                                                                           March 31,
                                                                              2002
                                                                              ----
        Net earnings                                                         $9,735
        Change in unrealized loss from interest
          rate swap agreement                                                    80
                                                                            -------
        Total comprehensive income                                           $9,815
                                                                            =======

Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations

First quarter 2003 compared to first quarter 2002

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 13.0% to approximately $164.1 million for the first quarter of 2003 compared to approximately $145.3 million for the first quarter of 2002.

Same store sales comparisons for each of the Company’s restaurant concepts for the first quarter of 2003, consist of sales at restaurants opened prior to June 30, 2001.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants increased 13.7% to approximately $118.7 million for the first quarter of 2003 compared to approximately $104.4 million for the first quarter of 2002. The increase reflects a 9.3% increase in restaurant operating weeks in the first quarter of 2003 as compared to the same period of the prior year, resulting from an increase in the restaurant base from 160 LongHorn Steakhouse restaurants at the end of the first quarter of 2002 to 174 at the end of the first quarter of 2003. Average weekly sales for all LongHorn Steakhouse restaurants in the first quarter of 2003 were $53,163, a 4.0% increase as compared to $51,120 for the first quarter of 2002. Same store sales for the comparable LongHorn Steakhouse restaurants increased 3.1% in the first quarter of 2003, as compared to the same period in 2002, due to an increase in average check. Average weekly sales increased at a greater rate than same store sales due to the strong performance of newer LongHorn Steakhouse restaurants not currently in the same store sales base.

The Capital Grille:

Sales in The Capital Grille restaurants increased 7.3% to approximately $23.5 million for the first quarter of 2003, compared to approximately $21.9 million for the same period in 2002. The increase reflects a 7.3% increase in same store sales during the first quarter of 2003. Restaurant operating weeks in the first quarter of 2003 were level with the same period of the prior year. Average weekly sales for all The Capital Grille restaurants in the first quarter of 2003 were $120,279, a 7.3% increase, as compared to $112,075 for the comparable period in 2002. The increase in sales at The Capital Grille restaurants was primarily driven by increases in guest counts.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants increased 17.3% to approximately $20.2 million for the first quarter of 2003, compared to approximately $17.2 million for the same period in 2002. The increase reflects a 15.8% increase in restaurant operating weeks in the first quarter of 2003 as compared to the prior year, resulting from the increase in the restaurant base from 19 Bugaboo Creek Steak House restaurants at the end of the first quarter of 2002 to 22 at the end of the first quarter of 2003. The increase also reflects a 1.3% increase in average weekly sales for all Bugaboo Creek Steak House restaurants in the first quarter of 2003 to $70,753, from average weekly sales of $69,824 for the comparable period of 2002. Same store sales for the comparable Bugaboo Creek Steak House restaurants in the first quarter of 2003 increased 0.6% as compared to the same period in 2002, due to an increase in average check partially offset by a decrease in customer counts. 19 of the 22 Bugaboo Creek Steak House restaurants in operation were directly impacted by severe winter weather during the first quarter of 2003.

Franchise Revenue:

Franchise revenues increased to $91,000 for the first quarter of 2003, from $85,000 for the same period in 2002.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales decreased to 35.7% for the first quarter of 2003 from 36.4% for the same period of 2002. Favorable contract pricing on protein products in 2003, significantly higher produce costs in 2002, particularly with respect to lettuce, as well as a 1.0% menu price increase at LongHorn Steakhouse in November 2002, contributed to this favorable cost of sales comparison. The Company is currently under fixed price contracts with respect to approximately 75-80% of its protein products for the remainder of 2003 and into early 2004. Many of the food products, other than protein products, purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors, which are outside the control of the Company.

Restaurant operating expense as a percentage of restaurant sales increased to 43.0% for the first quarter of 2003 as compared to 42.9% for the same period of 2002. This increase as a percentage of restaurant sales was due to increases in utility cost in 2003, which were partially offset by favorable comparisons in operating costs. Restaurant depreciation decreased to approximately 3.8% of restaurant sales in the first quarter of 2003 from approximately 4.0% of restaurant sales in the corresponding period of the prior year due to the favorable leveraging effect of higher average weekly sales.

Pre-opening expense for the first quarter of 2003 was $1,057,000, a slight increase from approximately $914,000 in the same period of the prior year.

General and administrative expenses as a percentage of total revenues increased to 6.0% for the first quarter of 2003 as compared to 5.8% for the corresponding period of the prior year. This increase is primarily due to the full quarter impact in 2003 of new hires in 2002 and to full bonus accruals in 2003 as compared to only partial accruals in 2002.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income increased to approximately $17.7 million for the first quarter of 2003 from approximately $15.2 million for the corresponding period of the prior year.

Interest expense, net decreased to $246,000 in the first quarter of 2003 from $449,000 in the same period of the prior year. The decrease in interest expense is due to the fourth quarter 2002 repayment of all amounts outstanding under the Company’s revolving credit facility.

Minority interest expense decreased to $118,000 for the first quarter of 2003 from $180,000 for the same period of the prior year, primarily due to the effect of the Company’s acquisition of joint venture partner’s interest in five restaurants subsequent to the first quarter of 2002.

Income tax expense for the first quarter of 2003 was 32.5% of earnings before income taxes, based on a 32.5% effective tax rate expected to be applicable for the full 2003 fiscal year. This compares to 33.0% of earnings before income taxes for the first quarter of 2002. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits and work opportunity tax credits partially offset by state income taxes.

Net earnings increased to $11.7 million for the first quarter of 2003 from net earnings of $9.7 million for the first quarter of 2002, reflecting the net effect of the items discussed above.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first quarter of 2003 the Company’s principal sources of working capital were cash provided by operating activities ($5.3 million) and proceeds from the exercise of employee stock options ($2.8 million). For the first quarter of 2003, the principal use of working capital was capital expenditures ($15.0 million) for new and improved facilities.

The Company intends to open 20 to 21 LongHorn Steakhouse restaurants, one or two The Capital Grille restaurants and two or three Bugaboo Creek Steak House restaurants in fiscal year 2003. The Company estimates that its capital expenditures for fiscal year 2003 will be approximately $75-80 million. During the first quarter of 2003, the Company opened five LongHorn Steakhouse restaurants and closed one LongHorn Steakhouse restaurant in conjunction with the expiration of its real estate lease. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100.0 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through the year 2005.

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

Forward-Looking Statements

Statements contained in this report concerning liquidity and capital resources and future operating results contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-Q, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: failure of facts to conform to necessary management estimates and assumptions; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large restaurant base; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks identified from time to time in the Company’s SEC reports, including the Company’s Annual Report on Form 10-K for 2002, registration statements and public announcements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company may be exposed to market risk from changes in interest rates on debt.

As of March 30, 2003, the Company had no borrowings outstanding under its $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 1.75% (the “applicable margin” depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest at the Company’s option. Accordingly, the Company may be exposed to the impact of interest rate movements. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps.

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At March 30, 2003, the Company had $9.6 million in high-grade overnight repurchase agreements, and $22.8 million in short-term investments in the form of federal, state, and municipal bonds. As of March 30, 2003, the Company has classified all short-term investments as trading securities. The market risk on such investments is minimal due to their short-term nature.

Item 4. Controls and Procedures

In May 2003, an evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s evaluation tested controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (“the Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that information required to be disclosed in the Company’s reports that it files or submits under the Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, appropriately and in a manner that allows for timely decisions regarding required disclosure.

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

Date:    May 9, 2003                                  /s/ W. Douglas Benn
         ---------------                              ------------------------
                                                      W. Douglas Benn
                                                      Executive Vice President, Finance
                                                      and Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)

CERTIFICATIONS

I, Philip J. Hickey, Jr., certify that:

  I have reviewed this annual report on Form 10-Q of RARE Hospitality International, Inc.;
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
May 9, 2003                                    /s/ PHILIP J. HICKEY, JR.
                                                   -------------------------
                                                   Philip J. Hickey, Jr.
                                                   Chairman of the Board and
                                                   Chief Executive Officer

I, W. Douglas Benn, certify that:

  I have reviewed this annual report on Form 10-Q of RARE Hospitality International, Inc.;
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
May 9, 2003                                       /s/ W. DOUGLAS BENN
                                                      -------------------
                                                      W. Douglas Benn
                                                      Executive Vice President, Finance and
                                                      Chief Financial Officer