Form 10-Q
period 2003-06-29
RARE HOSPITALITY INTERNATIONAL INC
filed 2003-08-13
CIK 883976

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended June 29, 2003

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

XX Yes           No

As of August 8, 2003, there were 22,322,549 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

Index

Part I - Financial Information                                                                 Page
                                                                                               ----
     Item 1. Consolidated Financial Statements:

                    Consolidated Balance Sheets as of
                    June 29, 2003 and December 29, 2002                                          1

                    Consolidated Statements of Earnings
                    for the quarters and six months ended
                    June 29, 2003 and June 30, 2002                                              2

                    Consolidated Statement of Shareholders' Equity
                    for the six months ended June 29, 2003                                       3

                    Condensed Consolidated Statements of Cash Flows
                    for the six months ended June 29, 2003
                    and June 30, 2002                                                            4

                    Notes to the Consolidated Financial Statements                              5-9

     Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                  9-12

     Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                                                   12-13

     Item 4. Controls and Procedures                                                            13

Part II - Other Information

     Item 1. Legal Proceedings                                                                  13

     Item 2. Changes in Securities and Use of Proceeds                                          13

     Item 3. Defaults Upon Senior Securities                                                    13

     Item 4. Submission of Matters to a Vote of Securities
                 Holders                                                                       13-14

     Item 5. Other Information                                                                  14

     Item 6. Exhibits and Reports on Form 8-K                                                   14

     Signatures                                                                                 15

Part I. Financial Information
Item 1. Financial Statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

                                                             June 29,               December 29,
Assets                                                         2003                     2002
                                                               ----                     ----
Current assets:
    Cash and cash equivalents                                $  9,973                $  13,732
    Short-term investments                                     22,963                   17,735
    Accounts receivable                                         7,202                    6,576
    Inventories                                                15,203                   14,309
    Prepaid expenses                                            3,533                    3,477
    Refundable income taxes                                     4,903                    4,124
    Deferred income taxes                                       4,281                    4,484
                                                             --------                 --------
        Total current assets                                   68,058                   64,437

Property & equipment, less accumulated
  depreciation                                                321,854                  299,773
Goodwill, net                                                  19,187                   19,187
Other                                                           4,145                    3,510
                                                             --------                 --------
        Total assets                                         $413,244                 $386,907
                                                             ========                 ========
Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                         $ 15,489                 $ 17,727
    Accrued expenses                                           43,004                   44,015
    Current installments of obligations under
        capital leases                                            111                       78
                                                             --------                 --------
        Total current liabilities                              58,604                   61,820

Deferred tax liability                                          4,363                    1,138
Obligations under capital leases, net
  of current installments                                      22,336                   22,406
                                                             --------                 --------
        Total liabilities                                      85,303                   85,364

Minority interest                                               1,419                    1,411

Shareholders' equity:
    Preferred stock                                                 -                        -
    Common stock                                              197,826                  191,174
    Unearned compensation-restricted stock                     (1,302)                  (1,124)
    Retained earnings                                         134,987                  112,446
    Treasury stock at cost; 195,000 and 95,000
     shares in 2003 and 2002, respectively                    (4,989)                  (2,364)
                                                             --------                 --------
        Total shareholders' equity                            326,522                  300,132
        Total liabilities and shareholders'                  --------                 --------
         equity                                              $413,244                 $386,907
                                                             ========                 ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

                                                          Quarter Ended                Six months Ended
                                                          -------------                -----------------
Revenues:                                            June 29,       June 30,        June 29,       June 30,
                                                       2003           2002            2003           2002
   Restaurant sales:
     LongHorn Steakhouse                              $121,661      $104,559         $240,320       $208,944
     The Capital Grille                                 24,653        21,721           48,107         43,575
     Bugaboo Creek Steak House                          20,249        17,080           40,484         34,326
     Specialty concepts                                  1,959         1,938            3,669          3,666
        Total restaurant sales                         168,522       145,298          332,580        290,511
  Franchise revenues                                        98            88              189            173
        Total revenues                                 168,620       145,386          332,769        290,684
Costs and expenses:
   Cost of restaurant sales                             60,518        52,781          119,158        105,593
   Operating expenses - restaurants                     73,591        63,650          144,217        125,930
   Depreciation and amortization
     - restaurants                                       6,460         5,841           12,717         11,601
   Pre-opening expense                                   1,668           825            2,725          1,739
   General and administrative expenses                  10,024         8,312           19,895         16,685
        Total costs and expenses                       152,261       131,409          298,712        261,548
     Operating income                                   16,359        13,977           34,057         29,136
Interest expense, net                                      213           421              459            870
Minority interest                                           82           120              200            300
   Earnings before income taxes                         16,064        13,436           33,398         27,966
Income tax expense                                       5,224         4,295           10,857          9,090
        Net earnings                                   $10,840        $9,141          $22,541        $18,876

Basic earnings per common share                          $0.49         $0.42            $1.03          $0.87
Diluted earnings per common share                        $0.47         $0.40            $0.97          $0.83

Weighted average common shares outstanding:
   Basic                                                22,061        21,732           21,987         21,612
   Diluted                                              23,175        23,000           23,133         22,836

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
For the quarter ended June 29, 2003
(In thousands, unaudited)

                                     Common Stock                                              Total
                                   ----------------   Restricted    Retained     Treasury  Shareholders'
                                Shares       Amount      Stock      Earnings       Stock      Equity
                                ------       ------      -----      --------       -----     --------
Balance, December 29, 2002      22,066      $191,174   $(1,124)    $112,446     $  (2,364)   $300,132

Comprehensive income:

Net earnings                        --            --        --       22,541            --      22,541

                                                                                              -------
Total comprehensive income                                                                     22,541
                                                                                              -------
Amortization of restricted
   stock                            --            --        312          --            --         312
Purchase of common stock
   for treasury                     --            --         --          --        (2,625)     (2,625)
Issuance of shares pursuant
  to restricted stock award         18           490       (490)         --            --          --
Issuance of shares pursuant
  to exercise of stock
  options                          362         3,816         --          --            --       3,816
Tax benefit of stock options
  exercised                         --         2,346         --          --            --       2,346
                                ------      --------    -------    --------     ---------    --------
Balance, June 29, 2003          22,446      $197,826    $(1,302)   $134,987     $  (4,989)   $326,522
                                ======      ========    =======    ========     =========    ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

                                                                                 Six Months Ended
                                                                                 -----------------
                                                                        June 29,                June 30,
                                                                          2003                    2002
                                                                          ----                    ----
Cash Flows from operating activities:
  Net earnings                                                         $  22,541                 $ 18,876
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                       13,494                   12,510
      Changes in working capital accounts                                 (5,580)                  (3,381)
      Minority interest                                                      200                      300
      Deferred tax (benefit) expense                                       3,428                   (2,063)

      Issuance of common stock to employee
        retirement plans                                                      --                      219
                                                                       ---------                 --------
  Net cash provided by operating activities                               34,083                   26,461
                                                                       ---------                 --------
Cash flows from investing activities:
  Purchase of property and equipment                                     (35,241)                 (19,959)
  Purchase of short-term investments                                      (5,228)                      --
                                                                       ---------                 --------
  Net cash used by investing activities                                  (40,469)                 (19,959)
                                                                       ---------                 --------
Cash flows from financing activities:
  Distributions to minority partners                                        (192)                    (282)
  Increase (decrease) in bank overdraft included in
    accounts payable                                                       1,665                   (2,881)
  Principal payments on capital leases                                       (37)                     (58)
  Purchase of common stock for treasury                                   (2,625)                      --
  Proceeds from exercise of stock options                                  3,816                    3,945
                                                                       ---------                 --------
  Net cash provided by financing activities                                2,627                      724
                                                                       ---------                 --------
Net (decrease) increase in cash and cash equivalents                      (3,759)                   7,226
Cash and cash equivalents, beginning of period                            13,732                   25,979
                                                                       ---------                 --------
Cash and cash equivalents, end of period                                $  9,973                 $ 33,205
                                                                       =========                 ========
Supplemental disclosure of cash flow information
  Cash paid for income taxes                                            $  6,285                 $  4,938
                                                                       =========                 ========
  Cash paid for interest                                                $    108                 $    600
                                                                       =========                 ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of June 29, 2003 and December 29, 2002 and for the quarters and six months ended June 29, 2003 and June 30, 2002 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in each calendar year. Each of the four fiscal quarters is typically made up of 13 weeks. The fiscal quarters and year-to-date periods ended June 29, 2003 and June 30, 2002 each contained 13 weeks and 26 weeks, respectively.

On July 23, 2003, the Company’s Board of Directors approved a 3-for-2 stock split, which will be effected in the form of a 50% stock dividend to shareholders of record as of the close of business on August 12, 2003. The new stock certificates will be distributed on September 2, 2003. Although the financial statements and related footnotes included herein have not been adjusted to reflect the stock split, beginning in the third quarter of fiscal year 2003, operating results will be retroactively restated to give effect for the stock split for all periods presented.

The table below reflects the Company’s earnings per share on a comparative pre-split and post-split basis:

                                                  Quarter Ended                 Six Months Ended
                                            June 29,        June 30,         June 29,        June 30,
                                              2003            2002             2003            2002
Net earnings                                  ----            ----             ----            ----
  (in thousands)                              $10,840          $9,141         $22,541         $18,876

Earnings per share:

Basic - pre-split                             $  0.49         $  0.42         $  1.03         $  0.87
Basic - post-split                            $  0.33         $  0.28         $  0.68         $  0.58

Diluted - pre-split                           $  0.47         $  0.40         $  0.97         $  0.83
Diluted - post-split                          $  0.31         $  0.26         $  0.65         $  0.55

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

                                                             Quarter Ended             Six Months Ended
                                                         June 29,      June 30,       June 29,     June 30,
                                                           2003          2002           2003         2002
                                                           ----          ----           ----         ----
Net earnings, as reported                                 $10,840         $9,141       $22,541      $18,876
Stock-based compensation expense
  determined under fair value
  method for all awards, net of tax                           958            768         1,793        1,497
                                                         --------       --------      --------     --------
Proforma net earnings                                      $9,882         $8,373       $20,748      $17,379
                                                         ========       ========      ========     ========
Earnings per share:

Basic - as reported                                    $   0.49         $   0.42      $   1.03     $   0.87
                                                         ========       ========      ========     ========
Basic - proforma                                          $  0.45        $  0.39        $ 0.94       $ 0.80
                                                         ========       ========      ========     ========
Diluted - as reported                                    $   0.47       $   0.40      $   0.97     $   0.83
                                                         ========       ========      ========     ========
Diluted - proforma                                       $   0.43       $   0.36      $   0.90     $   0.76
                                                         ========       ========      ========     ========

4. Long-Term Debt

At June 29, 2003, no borrowings were outstanding under the Company’s $100.0 million revolving credit agreement, and the Company was in compliance with all of its compliance provisions.

5. Income Taxes

Income tax expense for the second quarter and first six months of 2003 has been provided for based on an estimated 32.5% effective tax rate expected to be applicable for the full 2003 fiscal year. The effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) and work opportunity tax credits partially offset by state income taxes.

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

                                                             Quarter Ended             Six months Ended
                                                         June 29,      June 30,       June 29,     June 30,
                                                           2003          2002           2003         2002
                                                           ----          ----           ----         ----
Basic weighted average shares outstanding                  22,061         21,732        21,987       21,612
Dilutive effect of stock options                            1,000          1,178         1,034        1,135
Dilutive effect of restricted stock                           114             90           112           89
                                                         --------       --------      --------     --------
Diluted weighted average shares outstanding                23,175         23,000        23,133       22,836
                                                         ========       ========      ========     ========
Net earnings                                             $ 10,840       $  9,141      $ 22,541     $ 18,876
                                                         ========       ========      ========     ========
Basic earnings per common share                          $   0.49       $   0.42      $   1.03     $   0.87
                                                         ========       ========      ========     ========
Diluted earnings per common share                        $   0.47       $   0.40      $   0.97     $   0.83
                                                         ========       ========      ========     ========

7. Derivative Instruments and Comprehensive Income

In 2002 and prior years, the Company used an interest rate swap agreement to effectively fix the interest rate on variable rate borrowings under the Company’s $100.0 million revolving credit facility. This interest rate swap agreement was classified as a hedge of a cash flow exposure and, accordingly, the initial fair value and subsequent changes therein were reported as a component of other comprehensive loss and subsequently reclassified into earnings when the forecasted cash flows affect earnings. Concurrent with the November 2002 amendment and extension of the Company’s $100.0 million revolving credit facility, all amounts outstanding under the credit facility were repaid and the interest rate swap agreement was terminated.

For the quarter and six months ended June 29, 2003, there was no difference between the Company’s net earnings and comprehensive income. A reconciliation of net earnings and total comprehensive income for the fiscal 2002 periods is as follows (in thousands):

                                                                       Quarter       Six Months
                                                                        Ended           Ended
                                                                       June 30,       June 30,
                                                                         2002           2002
                                                                         ----           ----
Net earnings                                                          $  9,141        $ 18,876
Change in unrealized loss from interest
  Rate swap                                                               (225)           (145)
                                                                      --------        --------
Total comprehensive income                                            $  8,916        $ 18,731
                                                                      ========        ========

8. Subsequent Events

On July 23, 2003, the Company’s Board of Directors approved a 3-for-2 stock split, which will be effected in the form of a 50% stock dividend to shareholders of record as of the close of business on August 12, 2003. The new stock certificates will be distributed on September 2, 2003. The financial statements and related footnotes included herein have been adjusted retroactively and restated to give effect for the stock split for all periods presented.

Additionally, on July 23, 2003, the Company’s Board of Directors authorized the Company to purchase up to an additional $25.0 million of its common stock from time-to-time through May 2005.

Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 16.0% and 14.5% for the quarter and six months ended June 29, 2003, respectively, as compared to the same periods of the prior fiscal year.

Same store sales comparisons for each of the Company’s restaurant concepts for the quarter ended June 29, 2003, consist of sales at restaurants opened prior to October 1, 2001.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the quarter and six months ended June 29, 2003 increased 16.4% and 15.0%, respectively, as compared to the same periods of the prior year. The increases reflect a 8.9% and 9.1% increase in restaurant operating weeks in the quarter and six months ended June 29, 2003, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 162 LongHorn Steakhouse restaurants at the end of the second quarter of 2002 to 177 at the end of the second quarter of 2003 and an increase in average weekly sales. Average weekly sales for all LongHorn Steakhouse restaurants in the second quarter of 2003 were approximately $53,500, a 6.8% increase over the comparable period in 2002. Same store sales for the comparable LongHorn Steakhouse restaurants increased 4.9% in the second quarter of 2003 as compared to the same period in 2002, due to approximately equal increases in customer counts and average check.

The Capital Grille:

Sales in The Capital Grille restaurants for the quarter and six months ended June 29, 2003, increased 13.5% and 10.4%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects i) a 4.1% and 2.1% increase in restaurant operating weeks for the quarter and six months ended June 29, 2003, as compared to the same periods of the prior fiscal year, resulting from the opening of one The Capital Grille restaurant during the second quarter of 2003 and ii) an increase in average weekly sales. Average weekly sales for all The Capital Grille restaurants in the second quarter of 2003 were approximately $121,400, a 9.0% increase from the comparable period in 2002. Same store sales for the comparable The Capital Grille restaurants increased 10.2% in the second quarter of 2003, primarily due to an increase in customer counts.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants increased for the quarter and six months ended June 29, 2003, by 18.6% and 17.9%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects i) a 14.6% and 15.2% increase in restaurant weeks in the quarter and six months ended June 29, 2003, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 20 Bugaboo Creek Steak House restaurants at the end of the second quarter of 2002 to 23 restaurants at the end of the second quarter of 2003 and ii) an increase in average weekly sales. Average weekly sales for all Bugaboo Creek Steak House restaurants in the second quarter of 2003 were approximately $69,600, a 3.5% increase from the comparable period for 2002. Same store sales for the comparable Bugaboo Creek Steak House restaurants in the second quarter of 2003 increased 3.7% as compared to the same period in 2002, due primarily to an increase in average check and, to a lesser extent, an increase in customer counts.

Franchise Revenue:

Franchise revenues increased to $98,000 for the second quarter of 2003, from $88,000 for the same period in 2002 due to sales increases at the three franchised LongHorn Steakhouse restaurants in Puerto Rico.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales decreased to 35.9% for the second quarter of 2003, from 36.3% for the second quarter of 2002, and decreased to 35.8% for the first six months of 2003 as compared to 36.3% during the same period of 2002. Favorable contract pricing on red meat more than offset higher seafood costs related to the LongHorn steak and lobster promotion. The Company is currently under fixed price contracts with respect to approximately 90% of its beef products and these contracts are in effect for the remainder of 2003.

Restaurant operating expense as a percentage of restaurant sales decreased slightly to 43.7% for the second quarter of 2003 from 43.8% for the second quarter of 2002 and increased slightly to 43.4% for the first six months of 2003, as compared to 43.3% for the same period of 2002. The fluctuations in restaurant operating expenses as a percentage of restaurant sales for the 2003 periods as compared to the prior year are primarily due to the favorable leveraging effect of increases in average weekly sales offset by higher utility costs.

Restaurant depreciation as a percentage of restaurant sales decreased to 3.8% for both the second quarter and first six months of 2003 as compared to 4.0% for the same periods of the prior fiscal year due to the favorable leveraging effect of higher average weekly sales.

Pre-opening expense for the second quarter of 2003 was $1,668,000, an increase of $843,000 from the same period of the prior year. This increase was due primarily to the five LongHorn Steakhouse restaurants, one Bugaboo Creek Steak House restaurant and one The Capital Grille restaurant opened during the second quarter of 2003 as compared to only four LongHorn Steakhouse restaurants opened in the same period of the prior year. The increase in pre-opening expense for the first six months of 2003 as compared to the same period of the prior year was primarily due to the accelerated expenditures in the second quarter of 2003.

General and administrative expenses, as a percentage of total revenues, increased to 5.9% for the second quarter of 2003 from 5.7% for the same period in 2002, and increased to 6.0% for the first six months of 2003 from 5.7% for the same period of 2002. These increases were principally due to the full period impact of new hires made in 2002 and full bonus accruals in the 2003 periods as compared to only partial bonus accruals in the 2002 periods, partially offset by greater leverage of fixed and semi-fixed general and administrative expenses resulting from higher average weekly sales volumes.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income increased to $16.4 million for the second quarter of 2003 and increased to $34.1 million for the first six months of 2003 as compared to $14.0 million and $29.1 million, respectively, for the same periods of the prior year.

Interest expense, net decreased to $213,000 in the second quarter of 2003, and $459,000 for the first six months of 2003, from $421,000 and $870,000 during the same periods of the prior year, due to the November 2002 repayment of the $10.0 million, then outstanding under the Company’s revolving credit facility during the 2002 periods. The Company had no amount outstanding under the revolving credit facility during 2003.

Minority interest expense decreased to $82,000 for the second quarter and $200,000 for the first six months of 2003, from $120,000 and $300,000 for the same periods of the prior year, primarily due to the Company’s acquisition of two joint venture restaurants from two joint venture partners in 2002.

Income tax expense for the second quarter and first six months of 2003 was 32.5% of earnings before income taxes, which reflects the effective tax rate expected to be applicable for the full 2003 fiscal year. These rates in 2003 compare to rates of 32.0% for the second quarter of 2002, which brought the effective income tax rate for the first six months of 2002 to 32.5%, which reflected the effective income tax rate then expected for the full 2002 fiscal year. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits and work opportunity tax credits partially offset by state income taxes.

Net earnings increased to $10.8 million for the second quarter of 2003 from net earnings of $9.1 million for the second quarter of 2002 and increased to $22.5 million for the six months ended June 29, 2003 from $18.9 million for the six months ended June 30, 2002, reflecting the net effect of the items discussed above.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first six months of 2003 the Company’s principal sources of working capital were cash provided by operating activities ($34.1 million) and proceeds from the exercise of employee stock options ($3.8 million). For the first six months of 2003, the principal uses of working capital were capital expenditures ($35.2 million) for new and improved facilities, the purchase of short-term investments ($5.2 million) and the purchase of common stock for treasury ($2.6 million). As of June 29, 2003, the Company had no borrowings outstanding under the Company’s $100.0 million revolving credit facility.

The Company intends to open an aggregate 20-21 Company-owned LongHorn Steakhouse restaurants, three Bugaboo Creek Steak House restaurants and one or two The Capital Grille restaurants in fiscal year 2003. The Company estimates that its capital expenditures for fiscal year 2003 will be approximately $75-80 million. During the first six months of 2003, the Company opened 13 LongHorn Steakhouse restaurants, one The Capital Grille restaurant and one Bugaboo Creek Steak House restaurant. As of August 12, 2003, the Company has opened three additional LongHorn Steakhouse restaurants in the third quarter 2003. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100.0 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through the year 2005.

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

Forward-Looking Statements

Statements contained in this Report concerning future results, performance or expectations are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this Report are made based upon management’s current expectations or beliefs, as well as assumptions made by, and information currently available to, the Company on the date of this Report. All forward-looking statements involve risks and uncertainties that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements, such as: the Company’s ability to open the anticipated number of new restaurants on time and within budget; the Company’s ability to continue to increase same-store sales at anticipated rates; a recession or other negative effect on business dining patterns, or some other negative effect on the economy in general; the effect upon dining patterns and the economy in general, of war, insurrection and/or terrorist attacks on United Sates soil; unexpected increases in cost of sales or other expenses; and the impact of any negative publicity or public attitudes related to the consumption of beef. Other risks and uncertainties include fluctuations in quarterly operating results, seasonality, guest trends, competition and risks associated with the development and management of new restaurant sites. More information about factors that potentially may affect the Company’s results, performance or development is included in the Company’s other filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended December 29, 2002, its quarterly report on Form 10-Q for the quarter ended March 30, 2003, and the Company’s press releases and other communications.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company may be exposed to market risk from changes in interest rates on debt.

As of June 29, 2003, the Company had no borrowings outstanding under its $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest plus a margin of 0% to 0.75% (depending on the Company’s leverage ratio) at the Company’s option. Accordingly, the Company may be exposed to the impact of interest rate fluctuations. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps.

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At June 29, 2003, the Company had $8.0 million invested in high-grade overnight repurchase agreements, and $23.0 million in short-term investments in the form of Federal, state and municipal bonds. As of June 29, 2003, the Company has classified all short-term investments as trading securities.

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, the Company’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company concluded that the design and operation of its disclosure controls and procedures were effective. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of such evaluation.

Part II - Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

The 2003 Annual Meeting of Shareholders of the Company was held on May 12, 2003 at which the following proposals were voted upon by the shareholders: (i) election of three Class II directors to serve until the 2006 Annual Meeting of Shareholders; (ii) approval of the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan; and (iii) ratification of the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 28, 2003. Holders of 22,076,617 shares of the Company’s common stock were entitled to vote at that meeting. The shareholders elected three Class II directors with a term expiring at the 2006 Annual Meeting. As to each of the following named individuals, the holders of the indicated number of shares of the Company’s common stock voted for his election, and the holders of the indicated number of shares withheld authority to vote for election. There were no broker non-votes.

                               Shares Voting              Shares Withholding
                               for:                       Authority:
Carolyn H. Byrd                18,567,061                 1,145,845
Philip J. Hickey, Jr.          18,886,692                   826,214
Dick R. Holbrook               19,288,290                   424,616

Ronald W. San Martin, Eugene I. Lee, Jr., Don L. Chapman, Lewis H. Jordan and George W. McKerrow, Sr. continued their terms as directors. The RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan was approved as follows: 15,777,695 shares voted in favor of approval; 3,843,826,shares voted against approval; and 91,384 shares abstained. There were no broker non-votes. The selection of KPMG LLP as independent auditors for the Company for the fiscal year ending December 28, 2003 was ratified as follows: 19,277,127 shares voted in favor of ratification; 428,925 shares voted against the ratification; and 6,853 shares abstained. There were no broker non-votes.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits Filed.
10.1 Employment Agreement dated April 28, 2003 between the Registrant and Philip J. Hickey, Jr.
10.2 Employment Agreement dated April 28, 2003 between the Registrant and Eugene I. Lee.
10.3 Employment Agreement dated April 28, 2003 between the Registrant and W. Douglas Benn.
10.4 Employment Agreement dated April 28, 2003 between the Registrant and Joia M. Johnson.
10.5 Employment Agreement dated April 28, 2003 between the Registrant and Thomas W. Gathers.
32.1 Written Statement of the Chief Executive Officer of RARE Hospitality International, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Written Statement of the Chief Financial Officer of RARE Hospitality International, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:   August 12, 2003

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
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
August 12, 2003                      /s/ PHILIP J. HICKEY, JR.
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
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
August 12, 2003                      /s/ W. DOUGLAS BENN
                                     --------------------
                                     W. Douglas Benn
                                     Executive Vice President, Finance and
                                     Chief Financial Officer