Form 10-Q
period 2003-09-28
RARE HOSPITALITY INTERNATIONAL INC
filed 2003-11-12
CIK 883976

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended September 28, 2003

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

XX Yes           No

As of November 7, 2003, there were 33,661,034 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

Index

Part I - Financial Information                                                        Page
                                                                                      ----
     Item 1. Consolidated Financial Statements:

                    Consolidated Balance Sheets as of
                    September 28, 2003 and December 29, 2002                            1

                    Consolidated Statements of Earnings
                    for the quarters and nine months ended
                    September 28, 2003 and September 29, 2002                           2

                    Consolidated Statement of Shareholders' Equity
                    for the nine months ended September 28, 2003                        3

                    Condensed Consolidated Statements of Cash Flows
                    for the nine months ended September 28, 2003
                    and September 29, 2002                                              4

                    Notes to the Consolidated Financial Statements                     5-8

     Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                         9-12

     Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                                          12-13

     Item 4. Controls and Procedures                                                   13

Part II - Other Information

     Item 1. Legal Proceedings                                                         13

     Item 2. Changes in Securities and Use of Proceeds                                 13

     Item 3. Defaults Upon Senior Securities   14

     Item 4. Submission of Matters to a Vote of Securities
                 Holders                                                               14

     Item 5. Other Information                                                         14

     Item 6. Exhibits and Reports on Form 8-K  14

     Signatures                                                                        15

Part I. Financial Information
Item 1. Financial Statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

                                                         September 28,              December 29,
Assets                                                        2003                      2002
------                                                        ----                      ----
Current assets:
    Cash and cash equivalents                                $ 11,077                 $ 13,732
    Short-term investments                                     21,020                   17,735
    Accounts receivable                                         7,406                    6,576
    Inventories                                                15,732                   14,309
    Prepaid expenses                                            4,438                    3,477
    Refundable income taxes                                     5,719                    4,124
    Deferred income taxes                                       4,064                    4,484
                                                             --------                 --------
        Total current assets                                   69,456                   64,437

Property & equipment, less accumulated
  depreciation                                                335,537                  299,773
Goodwill, net                                                  19,187                   19,187
Other                                                           4,826                    3,510
                                                             --------                 --------
        Total assets                                         $429,006                 $386,907
                                                             ========                 ========
Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                         $ 16,377                 $ 17,727
    Accrued expenses                                           43,731                   44,015
    Current installments of obligations under
        capital leases                                            110                       78
                                                             --------                 --------
        Total current liabilities                              60,218                   61,820

Deferred tax liability                                          4,811                    1,138
Obligations under capital leases, net
  of current installments                                      24,741                   22,406
                                                             --------                 --------
        Total liabilities                                      89,770                   85,364

Minority interest                                               1,388                    1,411

Shareholders' equity:
    Preferred stock                                                 -                        -
    Common stock                                              201,457                  191,174
    Unearned compensation-restricted stock                     (1,386)                  (1,124)
    Retained earnings                                         142,766                  112,446
    Treasury stock at cost; 292,500 and 142,500
     shares in 2003 and 2002, respectively                    (4,989)                  (2,364)
                                                             --------                 --------
        Total shareholders' equity                            337,848                  300,132
        Total liabilities and shareholders'                  ________                 ________
         equity                                              $429,006                 $386,907
                                                             ========                 ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

                                                          Quarter Ended                Nine Months Ended
                                                          -------------                -----------------
Revenues:                                            Sept. 28,      Sept. 29,       Sept. 28,      Sept. 29,
                                                       2003           2002            2003           2002
   Restaurant sales:                                   ----           ----            ----           ----
     LongHorn Steakhouse                              $119,590      $100,343         $359,910       $309,287
     The Capital Grille                                 23,591        19,798           71,698         63,373
     Bugaboo Creek Steak House                          20,913        17,762           61,397         52,088
     Specialty concepts                                  2,062         1,955            5,731          5,621
                                                      --------      --------         --------       --------
        Total restaurant sales                         166,156       139,858          498,736        430,369
  Franchise revenues                                        91            84              280            257
                                                      --------      --------         --------       --------
        Total revenues                                 166,247       139,942          499,016        430,626
Costs and expenses:                                   ________      ________         ________       ________
   Cost of restaurant sales                             60,289        50,355          179,447        155,948
   Operating expenses - restaurants                     75,669        63,765          219,886        189,695
   Depreciation and amortization
     - restaurants                                       6,728         5,934           19,445         17,535
   Pre-opening expense                                   1,514           996            4,239          2,735
   General and administrative expenses                  10,185         8,771           30,080         25,456
                                                      --------      --------         --------       --------
        Total costs and expenses                       154,385       129,821          453,097        391,369
                                                      --------      --------         --------       --------
     Operating income                                   11,862        10,121           45,919         39,257
Interest expense, net                                      283           528              742          1,398
Minority interest                                           54            87              254            387
                                                      --------      --------         --------       --------
   Earnings before income taxes                         11,525         9,506           44,923         37,472
Income tax expense                                       3,746         3,090           14,603         12,180
                                                      --------      --------         --------       --------
        Net earnings                                   $ 7,779       $ 6,416          $30,320        $25,292
                                                      ========      ========         ========       ========
Basic earnings per common share                        $  0.23       $  0.20          $  0.92        $  0.78
                                                      ========      ========         ========       ========
Diluted earnings per common share                      $  0.22       $  0.19          $  0.87        $  0.74
                                                      ========      ========         ========       ========
Weighted average common shares outstanding:
   Basic                                                33,271        32,730           33,078         32,522
                                                      ========      ========         ========       ========
   Diluted                                              35,277        34,386           34,753         34,266
                                                      ========      ========         ========       ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
For the nine months ended September 28, 2003
(In thousands, unaudited)

                                                                                         Total
                                  Common Stock     Restricted    Retained   Treasury Shareholders'
                                Shares     Amount     Stock      Earnings     Stock     Equity
                                ------     ------     -----      --------     -----     ------
Balance, December 29, 2002      33,099   $191,174   $(1,124)   $112,446   $  (2,364)   $300,132

Comprehensive income:

Net earnings                        --         --        --      30,320          --      30,320
                                                                                       --------
    Total comprehensive income                                                           30,320

Amortization of restricted
  stock                             --         --       498          --          --         498
Purchase of common stock
  for treasury                      --         --        --          --      (2,625)     (2,625)
Issuance of shares pursuant
  to restricted stock award         41        760      (760)         --          --          --
Issuance of shares pursuant
  to exercise of stock
  options                          756      5,735        --          --          --       5,735
Tax benefit of stock options
  exercised                         --      3,788        --          --          --       3,788
                                ------   --------   -------    --------     -------    --------
Balance, September 28, 2003     33,896   $201,457   $(1,386)   $142,766     $(4,989)   $337,848
                                ======   ========   =======    ========     =======    ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

                                                                                 Nine Months Ended
                                                                                 -----------------
                                                                        Sept. 28,               Sept, 29,
                                                                          2003                    2002
                                                                          ----                    ----
Cash Flows from operating activities:
  Net earnings                                                          $ 30,320                 $ 25,292
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                       20,647                   18,825
      Changes in working capital accounts                                (10,152)                  (6,421)
      Minority interest                                                      254                      387
      Deferred tax expense                                                 4,093                      954
      Issuance of common stock to employee
        retirement plans                                                      --                      219
                                                                        --------                 --------
  Net cash provided by operating activities                               45,162                   39,256
                                                                        --------                 --------
Cash flows from investing activities:
  Purchase of property and equipment                                     (53,446)                 (36,201)
  Purchase of short-term investments                                      (3,285)                 (15,000)
                                                                        --------                 --------
  Net cash used by investing activities                                  (56,731)                 (51,201)
                                                                        --------                 --------
Cash flows from financing activities:
  Proceeds from credit facilities                                             --                    5,000
  Distributions to minority partners                                        (277)                    (346)
  Increase (decrease) in bank overdraft included in
    accounts payable                                                       6,148                     (735)
  Principal payments on capital leases                                       (67)                     (58)
  Purchase of common stock for treasury                                   (2,625)                      --
  Proceeds from exercise of stock options                                  5,735                    4,460
                                                                        --------                 --------
  Net cash provided by financing activities                                8,914                    8,321
                                                                        --------                 --------
Net decrease in cash and cash equivalents                                 (2,655)                  (3,624)
Cash and cash equivalents, beginning of period                            13,732                   25,979
                                                                        --------                 --------
Cash and cash equivalents, end of period                                $ 11,077                 $ 22,355
Supplemental disclosure                                                 ========                 ========
  Cash paid for income taxes                                            $  8,719                 $  4,442
                                                                        ========                 ========
  Cash paid for interest                                                $    184                 $    923
                                                                        ========                 ========
  Assets acquired under capital lease                                   $  2,434                 $     --
                                                                        ========                 ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of September 28, 2003 and December 29, 2002 and for the quarters and nine months ended September 28, 2003 and September 29, 2002 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in each calendar year. Each of the four fiscal quarters is typically made up of 13 weeks. The fiscal quarters and year-to-date periods ended September 28, 2003 and September 29, 2002 each contained 13 weeks and 39 weeks, respectively.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Effective for the Company’s fourth quarter 2003, the Interpretation applies to variable interests in variable interest entities created or obtained after January 31, 2003. The Company does not have any interests that would change the current consolidated reporting entity or require additional disclosures required by Interpretation No. 46.

In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for hedging relationships designated and contracts entered into or modified after June 30, 2003, except for the provisions that relate to SFAS No. 133 implementation issues, which will continue to be applied in accordance with their respective dates. The adoption of SFAS No. 149 in the third quarter of 2003 did not impact the Company’s consolidated results of operations or financial position.

3. Shareholders' Equity and Stock Based Compensation

On July 23, 2003, the Company’s Board of Directors approved a 3-for-2 stock split, which was distributed in the form of a 50% stock dividend to shareholders of record as of the close of business on August 12, 2003. The new stock certificates were issued on September 2, 2003. The financial statements and related footnotes included herein have been adjusted to reflect the stock split and operating results have been retroactively restated to give effect for the stock split for all periods presented.

During the first quarter of 2003, the Company purchased 150,000 shares of its common stock for a total purchase price of approximately $2,625,000 (average price of $17.50 per share). On July 23, 2003, the Company’s Board of Directors authorized the Company to purchase up to an additional $25.0 million of its common stock from time-to-time through May 2005.

The Company has stock option plans that provide for the granting of incentive and non-qualified stock options to employees, officers, and directors. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans as permitted under SFAS 123 and SFAS 148. Accordingly, no compensation cost has been recognized for the Company’s stock option plans. Had the compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value methodology of SFAS 123, the Company’s net income and earnings per share would have been as follows:

                                                             Quarter Ended             Nine months ended
                                                             -------------             -----------------
                                                         Sept 28,      Sept 29,       Sept 28,     Sept 29,
                                                           2003          2002           2003         2002
                                                           ----          ----           ----         ----
Net earnings, as reported                                  $7,779         $6,416       $30,320      $25,292
Stock-based compensation expense
  determined under fair value
  method for all awards, net of tax                         1,134            868         2,928        2,364
                                                           ------         ------       -------      -------
Proforma net earnings                                      $6,645         $5,548       $27,392      $22,928
                                                           ======         ======       =======      =======
Earnings per share:

Basic - as reported                                      $   0.23       $   0.20      $   0.92     $   0.78
                                                           ======         ======       =======      =======
Basic - proforma                                         $   0.20       $   0.17      $   0.83     $   0.71
                                                           ======         ======       =======      =======
Diluted - as reported                                    $   0.22       $   0.19      $   0.87     $   0.74
                                                           ======         ======       =======      =======
Diluted - proforma                                       $   0.19       $   0.16      $   0.79     $   0.67
                                                           ======         ======       =======      =======

4. Long-Term Debt

At September 28, 2003, no borrowings were outstanding under the Company’s $100.0 million revolving credit agreement, and the Company was in compliance with all of its compliance provisions.

5. Income Taxes

Income tax expense for the third quarter and first nine months of 2003 has been provided based on an estimated 32.5% effective tax rate expected to be applicable for the full 2003 fiscal year. The effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) and work opportunity tax credits partially offset by state income taxes.

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

                                                             Quarter Ended              Nine months ended
                                                             -------------              -----------------
                                                         Sept 28,       Sept 29,       Sept 28,     Sept 29,
                                                           2003           2002           2003         2002
                                                           ----           ----           ----         ----
Basic weighted average shares outstanding                  33,271         32,730        33,078       32,522
Dilutive effect of stock options                            1,812          1,520         1,493        1,603
Dilutive effect of restricted stock                           194            136           182          141
                                                         --------       --------      --------     --------
Diluted weighted average shares outstanding                35,277         34,386        34,753       34,266
                                                         --------       --------      --------     --------
Net earnings                                             $  7,779       $  6,416      $ 30,320     $ 25,292
                                                         --------       --------      --------     --------
Basic earnings per common share                          $   0.23       $   0.20      $   0.92     $   0.78
                                                         --------       --------      --------     --------
Diluted earnings per common share                        $   0.22       $   0.19      $   0.87     $   0.74
                                                         --------       --------      --------     --------

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

For the quarter and nine months ended September 28, 2003, there was no difference between the Company’s net earnings and comprehensive income. A reconciliation of net earnings and total comprehensive income for the fiscal 2002 periods is as follows (in thousands):

                                                                  Quarter            Nine Months
                                                                   Ended                Ended
                                                                  Sept 29,             Sept 29,
                                                                   2002                 2002
                                                                   ----                 ----
Net earnings                                                     $  6,416             $ 25,292
Change in unrealized loss from interest
  rate swap                                                          (210)                (355)
                                                                 --------             --------
Total comprehensive income                                       $  6,206             $ 24,937
                                                                 ========             ========

Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 18.8% and 15.9% for the quarter and nine months ended September 28, 2003, respectively, as compared to the same periods of the prior fiscal year.

Same store sales comparisons for each of the Company’s restaurant concepts for the quarter ended September 28, 2003, consist of sales at restaurants opened prior to December 31, 2001.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the quarter and nine months ended September 28, 2003 increased 19.2% and 16.4%, respectively, as compared to the same periods of the prior year. The increases reflect i) a 10.7% and 9.6% increase in restaurant operating weeks in the quarter and nine months ended September 28, 2003, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 166 LongHorn Steakhouse restaurants at the end of the third quarter of 2002 to 183 at the end of the third quarter of 2003 and ii) an increase in average weekly sales. Average weekly sales for all LongHorn Steakhouse restaurants in the third quarter of 2003 were approximately $50,900, a 7.7% increase over the comparable period in 2002. Same store sales for the comparable LongHorn Steakhouse restaurants increased 5.2% in the third quarter of 2003, as compared to the same period in 2002, due to approximately equal increases in both customer counts and average check.

The Capital Grille:

Sales in The Capital Grille restaurants for the quarter and nine months ended September 28, 2003, increased 19.2% and 13.1%, respectively, as compared to the same periods of the prior fiscal year. The increases reflect i) a 6.7% and 3.6% increase in restaurant operating weeks for the quarter and nine months ended September 28, 2003, as compared to the same periods of the prior fiscal year, resulting from the opening of one The Capital Grille restaurant during the second quarter of 2003 and ii) an increase in average weekly sales. Average weekly sales for all The Capital Grille restaurants in the third quarter of 2003 were approximately $113,400, a 11.7% increase from the comparable period in 2002. Same store sales for the comparable The Capital Grille restaurants increased 13.5% in the third quarter of 2003, primarily due to an increase in customer counts.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants increased for the quarter and nine months ended September 28, 2003, by 17.7% and 17.9%, respectively, as compared to the same periods of the prior fiscal year. The increases reflect i) a 16.2% and 15.5% increase in restaurant weeks in the quarter and nine months ended September 28, 2003, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 20 Bugaboo Creek Steak House restaurants at the end of the third quarter of 2002 to 24 restaurants at the end of the third quarter of 2003 and ii) an increase in average weekly sales. Average weekly sales for all Bugaboo Creek Steak House restaurants in the third quarter of 2003 were approximately $69,200, a 1.4% increase from the comparable period for 2002. Same store sales for the comparable Bugaboo Creek Steak House restaurants in the third quarter of 2003 increased 2.7%, as compared to the same period in 2002, due primarily to an increase in average check and, to a lesser extent, to an increase in customer counts.

Franchise Revenue:

Franchise revenues increased to $91,000 for the third quarter of 2003, from $84,000 for the same period in 2002 due to sales increases at the three franchised LongHorn Steakhouse restaurants in Puerto Rico.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales increased to 36.3% for the third quarter of 2003, from 36.0% for the third quarter of 2002, and decreased to 36.0% for the first nine months of 2003 as compared to 36.2% during the same period of 2002. Going into the third quarter of 2003, the Company had fixed price contracts in place on 90% of its planned beef usage. During the third quarter, contracts on the remaining 10% of planned beef purchases were put in place. These new contracts for beef purchases were at higher prices than the Company was paying, which negatively impacted cost of restaurant sales for the third quarter of 2003. The Company is currently under fixed price contracts with respect to all of its anticipated beef product needs and these contracts are in effect for the remainder of 2003. Additionally, the higher than expected average weekly sales rate required the Company to purchase additional quantities of beef at higher market prices and, to a lesser extent, the blackout in the northeast and Hurricane Isabel also negatively impacted cost of sales for the third quarter of 2003.

Restaurant operating expense as a percentage of restaurant sales decreased slightly to 45.5% for the third quarter of 2003, from 45.6% for the third quarter of 2002, and remained flat at 44.1% for the first nine months of 2003 and 2002. The fluctuations in restaurant operating expenses as a percentage of restaurant sales for the 2003 periods as compared to the prior year are primarily due to the favorable leveraging effect of increases in average weekly sales offset by higher operating expenses, particularly advertising costs.

Restaurant depreciation as a percentage of restaurant sales decreased to 4.0% and 3.9% for the third quarter and first nine months of 2003 as compared to 4.2% and 4.1%, respectively, for the same periods of the prior fiscal year due to the favorable leveraging effect of higher average weekly sales.

Pre-opening expense for the third quarter of 2003 was $1,514,000, an increase of $518,000 from the same period of the prior year. This increase was due primarily to the seven LongHorn Steakhouse restaurants and one Bugaboo Creek Steak House restaurant opened during the third quarter of 2003 as compared to only four LongHorn Steakhouse restaurants opened in the same period of the prior year. The increase in pre-opening expense for the first nine months of 2003 as compared to the same period of the prior year was primarily due to the accelerated restaurant opening schedule in the second and third quarters of 2003.

General and administrative expenses, as a percentage of total revenues, decreased to 6.1% for the third quarter of 2003 from 6.3% for the same period in 2002, and increased to 6.0% for the first nine months of 2003 from 5.9% for the same period of 2002. These fluctuations were principally due to the full period impact of new hires made in 2002 and full bonus accruals in the 2003 periods as compared to only partial bonus accruals in the 2002 periods, offset by greater leverage of fixed and semi-fixed general and administrative expenses resulting from higher average weekly sales volumes.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income increased to $11.9 million for the third quarter of 2003 and increased to $45.9 million for the first nine months of 2003 as compared to $10.1 million and $39.3 million, respectively, for the same periods of the prior year.

Interest expense, net decreased to $283,000 in the third quarter of 2003, and to $742,000 for the first nine months of 2003, from $528,000 and $1,398,000 during the same periods of the prior year, due to lower debt levels resulting from the November 2002 repayment of the $10.0 million then outstanding under the Company’s revolving credit facility during the 2002 period. The Company had no amount outstanding under the revolving credit facility during 2003.

Minority interest expense decreased to $54,000 for the third quarter and $254,000 for the first nine months of 2003, from $87,000 and $387,000 for the same periods of the prior year, primarily due to the Company’s acquisition of two joint venture restaurants from two joint venture partners in 2002.

Income tax expense for the third quarter and first nine months of 2003 was 32.5% of earnings before income taxes, which reflects the effective tax rate expected to be applicable for the full 2003 fiscal year. This rate in 2003 is the same as the rate in the same periods of the prior year, which reflected the effective income tax rate then expected for the full 2002 fiscal year. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits and work opportunity tax credits partially offset by state income taxes.

Net earnings increased to $7.8 million for the third quarter of 2003 from net earnings of $6.4 million for the third quarter of 2002 and increased to $30.3 million for the nine months ended September 28, 2003 from $25.3 million for the nine months ended September 29, 2002, reflecting the net effect of the items discussed above.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first nine months of 2003, the Company’s principal sources of working capital were cash provided by operating activities ($45.2 million) and proceeds from the exercise of employee stock options ($5.7 million). For the first nine months of 2003, the principal uses of working capital were capital expenditures ($53.4 million) for new and improved facilities, the purchase of short-term investments ($3.3 million) and the purchase of common stock for treasury ($2.6 million). As of September 28, 2003, the Company had no borrowings outstanding under the Company’s $100.0 million revolving credit facility.

The Company intends to open an aggregate 21 Company-owned LongHorn Steakhouse restaurants, three Bugaboo Creek Steak House restaurants and two The Capital Grille restaurants in fiscal year 2003. The Company estimates that its capital expenditures for fiscal year 2003 will be approximately $75-80 million. During the first nine months of 2003, the Company opened 17 LongHorn Steakhouse restaurants, one The Capital Grille restaurant and two Bugaboo Creek Steak House restaurants. As of November 10, 2003, the Company has opened three additional LongHorn Steakhouse restaurants, one additional The Capital Grille restaurant and one additional Bugaboo Creek Steak House restaurant in the fourth quarter 2003. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100.0 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through the year 2006.

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

Forward-Looking Statements

Statements contained in this Report concerning future results, performance or expectations are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this Report are made based upon management’s current expectations or beliefs, as well as assumptions made by, and information currently available to, the Company on the date of this Report. All forward-looking statements involve risks and uncertainties that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements, such as: the Company’s ability to open the anticipated number of new restaurants on time and within budget; the Company’s ability to continue to increase same-store sales at anticipated rates; a recession or other negative effect on business dining patterns, or some other negative effect on the economy in general; the effect upon dining patterns and the economy in general, of war, insurrection and/or terrorist attacks on United States soil; unexpected increases in cost of sales or other expenses; and the impact of any negative publicity or public attitudes related to the consumption of beef. Other risks and uncertainties include fluctuations in quarterly operating results, seasonality, guest trends, competition and risks associated with the development and management of new restaurant sites. More information about factors that potentially may affect the Company’s results, performance or development is included in the Company’s other filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended December 29, 2002, its quarterly reports on Form 10-Q for the quarter ended March 30, 2003 and June 29, 2003, and the Company’s press releases and other communications.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company may be exposed to market risk from changes in interest rates on debt.

As of September 28, 2003, the Company had no borrowings outstanding under its $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest plus a margin of 0% to 0.75% (depending on the Company’s leverage ratio) at the Company’s option. Accordingly, the Company may be exposed to the impact of interest rate fluctuations. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps.

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At September 28, 2003, the Company had $9.0 million invested in high-grade overnight repurchase agreements, and $21.0 million in short-term investments in the form of Federal, state and municipal bonds. As of September 28, 2003, the Company has classified all short-term investments as trading securities.

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

    31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
    31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
    32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
    32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1) These exhibits are deemed to accompany this report and are not "filed" as part of the report.

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

Date:   November 11, 2003