Form 10-K
period 2003-12-28
RARE HOSPITALITY INTERNATIONAL INC
filed 2004-03-12
CIK 883976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003
COMMISSION FILE NUMBER 0-19924

RARE HOSPITALITY INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

GEORGIA
 (State or Other Jurisdiction of Incorporation or Organization)

Internal Revenue Service - Employer Identification No. 58-1498312

8215 Roswell Rd; Bldg. 600; Atlanta, GA 30350
(770) 399-9595

Securities Registered Pursuant to Section 12(b) of the Act:

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE
SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS

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

The aggregate market value of the voting stock held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are “affiliates” of the Registrant) of the Registrant was approximately $715.1 million based upon the last reported sale price in the Nasdaq National Market of $21.64 as of the last business day of the Registrant’s most recently completed second fiscal quarter.

As of December 28, 2003, the number of shares outstanding of the Registrant’s Common Stock, no par value, was 33,749,236 (excluding 292,500 shares held in the Company’s treasury).

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 10, 2004 are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed in the following pages, particularly regarding estimates of the number and locations of new restaurants that RARE Hospitality International, Inc. and its subsidiaries (the “Company”) intend to open during fiscal 2004 and statements included in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “OUTLOOK FOR FUTURE OPERATING RESULTS”, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-K are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-K, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: failure of facts to conform to necessary management estimates and assumptions regarding financial and operating matters; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large restaurant base; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; unusual weather patterns or events; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; legislation affecting the restaurant industry; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks set forth in Exhibit 99(a) to this Form 10-K which are hereby incorporated by reference and other risks identified from time to time in the Company’s SEC reports, registration statements and public announcements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

RARE HOSPITALITY INTERNATIONAL, INC.

INDEX

                                                                                        Page
                                                                                        ----
        Part I
         Item 1.      Business                                                            4
         Item 2.      Properties                                                         14
         Item 3.      Legal Proceedings                                                  14
         Item 4.      Submission of Matters to a Vote of Security
                        Holders                                                          15

        Part II
         Item 5.      Market for Registrant's Common Equity and Related
                        Stockholder Matters                                              15
         Item 6.      Selected Financial Data                                            16
         Item 7.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                              18
         Item 7A.     Quantitative and Qualitative Disclosures About
                        Market Risk                                                      28
         Item 8.      Financial Statements and Supplementary Data                        30
         Item 9.      Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure                              49
         Item 9A.     Controls and Procedures                                            49

        Part III
         Item 10.     Directors and Executive Officers of the Registrant                 49
         Item 11.     Executive Compensation                                             49
         Item 12.     Security Ownership of Certain Beneficial Owners
                        and Management                                                   50
         Item 13.     Certain Relationships and Related Transactions                     50
         Item 14.     Principal Accountant Fees and Services                             50

        Part IV
         Item 15.     Exhibits, Financial Statement Schedules, and
                        Reports on Form 8-K                                              50
        Signatures                                                                       52

PART I

ITEM 1. BUSINESS

GENERAL

         RARE Hospitality International, Inc. and subsidiaries (the “Company”) operates and franchises 239 restaurants as of March 3, 2004, including 194 LongHorn Steakhouse restaurants, 17 The Capital Grille restaurants and 26 Bugaboo Creek Steak House restaurants, as well as two additional restaurants (the “specialty restaurants”), Hemenway’s Seafood Grille & Oyster Bar (“Hemenway’s”) and The Old Grist Mill Tavern. The Company was incorporated in Georgia in December 1982.

CONCEPTS

         LongHorn Steakhouse restaurants are casual dining, full-service establishments serving both lunch and dinner amidst an attractive and inviting atmosphere. With locations spread throughout 23 states in the Eastern half of the United States, LongHorn Steakhouse restaurants feature a variety of top quality menu items including signature steaks, as well as salmon, shrimp, chicken, ribs, pork chops, burgers and prime rib. Designed with an inviting décor reminiscent of the classic American West, LongHorn Steakhouse restaurants appeal to all ages with a unique combination of hospitable, attentive service, moderate price, high quality dishes and a comfortable atmosphere.

         The Capital Grille, with locations in major metropolitan cities in the United States, boasts an atmosphere of power dining, relaxed elegance and style. Nationally acclaimed for dry aging steaks on premises, The Capital Grille serves classic steak house offerings such as chops, large North Atlantic lobsters and fresh seafood. The restaurants feature an award-winning wine list offering over 300 selections, personalized service, comfortable club-like atmosphere and premiere private dining rooms. The Capital Grille is the ideal dining choice for business meetings and social occasions.

         Bugaboo Creek Steak House restaurants are designed as attractive, family-friendly establishments featuring moderately priced, flavorful food items and an offering of full liquor service. Primarily located in states on the Eastern seaboard, Bugaboo Creek Steak House restaurants attract guests of all ages with a rustic décor reminiscent of a Canadian Rocky Mountain lodge. Stressing a friendly and attentive service style, Bugaboo Creek Steak House restaurants offer a variety of menu offerings including signature seasoned steaks, prime rib, smoked baby-back ribs, spit roasted half chicken, grilled salmon and shrimp.

RESTAURANT LOCATIONS

         The following tables set forth the location of each existing restaurant and restaurants under construction by concept at March 3, 2004 and the number of restaurants in each area.

LONGHORN STEAKHOUSE RESTAURANTS

EXISTING COMPANY-OWNED/JOINT VENTURE RESTAURANTS

                               ALABAMA
                                 Birmingham                                           1
                                 Dothan                                               1
                                 Huntsville                                           1
                                 Mobile                                               2
                                 Montgomery                                           2
                               FLORIDA
                                 Daytona Beach                                        1
                                 Destin                                               1
                                 Ft. Myers                                            2
                                 Jacksonville                                         7
                                 Miami/Ft. Lauderdale                                 7
                                 Ocala                                                1
                                 Orlando                                              7
                                 St. Augustine                                        1
                                 Tallahassee                                          1
                                 Tampa/ St. Petersburg                                9
                                 West Palm Beach                                      4
                               GEORGIA
                                 Albany                                               1
                                 Athens                                               1
                                 Atlanta                                             29
                                 Augusta                                              1
                                 Cartersville                                         1
                                 Columbus                                             1
                                 Dalton                                               1
                                 Macon                                                1
                                 Rome                                                 1
                                 Savannah                                             1
                                 Statesboro                                           1
                                 Tifton                                               1
                                 Valdosta                                             1
                                 Warner Robbins                                       1
                               ILLINOIS
                                 Fairview Heights                                     1
                               INDIANA
                                 Indianapolis                                         3
                               KANSAS
                                 Kansas City                                          2
                               KENTUCKY
                                 Bowling Green                                        1
                                 Florence                                             1
                                 Lexington                                            1
                                 Louisville                                           1
                               MAINE
                                 Portland                                             1
                               MARYLAND
                                 Baltimore                                            3
                                 Waldorf                                              1
                               MASSACHUSETTS
                                 Boston                                               6
                                 Springfield                                          1
                               MICHIGAN
                                 Detroit                                              1
                               MISSOURI
                                 Kansas City                                          4
                                 Jefferson City                                       1
                                 St. Louis                                            5
                               NEW HAMPSHIRE
                                 Concord                                              2
                                 Nashua                                               1
                               NEW JERSEY
                                 Edison                                               2
                                 Flanders                                             1
                                 Howell                                               1
                                 Parsippany                                           1
                                 Rochelle Park                                        1
                               NORTH CAROLINA
                                 Burlington                                           1
                                 Charlotte                                            7
                                 Greensboro                                           1
                                 Hickory                                              1
                                 High Point                                           1
                                 Winston-Salem                                        1
                               OHIO
                                 Cincinnati                                           5
                                 Cleveland                                           10
                                 Columbus                                             5
                                 Dayton                                               1
                                 Toledo                                               1
                               PENNSYLVANIA
                                 Erie                                                 1
                                 Philadelphia                                         3
                               RHODE ISLAND
                                 Warwick                                              1
                               SOUTH CAROLINA
                                 Anderson                                             1
                                 Charleston                                           2
                                 Columbia                                             3
                                 Greenville                                           1
                                 Spartanburg                                          1
                                 Hilton Head                                          1
                                 Rock Hill                                            1
                               TENNESSEE
                                 Chattanooga                                          1
                                 Jackson                                              1
                                 Nashville                                            5
                               VERMONT
                                 Montpelier                                           1
                               VIRGINIA
                                 McLean                                               1
                               WEST VIRGINIA
                                 Charleston                                           1

                                  Total Existing Company-Owned/
                                     Joint Venture Restaurants                      191

EXISTING FRANCHISEE-OWNED RESTAURANTS

                               PUERTO RICO
                                 Bayamon                                              1
                                 Carolina                                             1
                                 San Patricio                                         1

                                    Total Existing Franchisee-Owned Restaurants       3

                                    Total LongHorn Steakhouse Restaurants           194

BUGABOO CREEK RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

                               CONNECTICUT
                                 Manchester                                           1
                               DELAWARE
                                 Newark                                               1
                               DISTRICT OF COLUMBIA
                                 Washington                                           1
                               GEORGIA
                                 Atlanta                                              5
                               MAINE
                                 Bangor                                               1
                                 Portland                                             1
                               MARYLAND
                                 Gaithersburg                                         1
                               MASSACHUSETTS
                                 Boston                                               7
                                 Seekonk                                              1
                                  Shrewsbury                                          1
                               NEW HAMPSHIRE
                                 Newington                                            1
                               NEW YORK
                                 Albany                                               1
                                 Poughkeepsie                                         1
                                 Rochester                                            1
                               PENNSYLVANIA
                                 Philadelphia                                         1
                               RHODE ISLAND
                                 Warwick                                              1

                                    Total Bugaboo Creek Steak House Restaurants      26

THE CAPITAL GRILLE RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

                               ARIZONA
                                 Phoenix                                              1
                               COLORADO
                                 Denver                                               1
                               DISTRICT OF COLUMBIA
                                 Washington                                           1
                               FLORIDA
                                 Miami                                                1
                               GEORGIA
                                 Atlanta                                              1
                               ILLINOIS
                                 Chicago                                              1
                               MASSACHUSETTS
                                 Boston                                               2
                               MICHIGAN
                                 Troy                                                 1
                               MINNESOTA
                                 Minneapolis                                          1
                               MISSOURI
                                 Kansas City                                          1
                               NORTH CAROLINA
                                 Charlotte                                            1
                               PENNSYLVANIA
                                 Philadelphia                                         1
                               RHODE ISLAND
                                 Providence                                           1
                               TEXAS
                                 Dallas                                               1
                                 Houston                                              1
                               VIRGINIA
                                 McLean                                               1

                                    Total The Capital Grille Restaurants             17

SPECIALTY RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

                               MASSACHUSETTS
                                 The Old Grist Mill Tavern, Seekonk                   1
                               RHODE ISLAND
                                 Hemenway's Seafood Grille & Oyster Bar, Providence   1

                                    Total Specialty Restaurants                       2

RESTAURANTS UNDER CONSTRUCTION

                               FLORIDA
                                 LongHorn Steakhouse, Jacksonville
                                 LongHorn Steakhouse, Palm Harbor
                                 The Capital Grille, Ft. Lauderdale
                               GEORGIA
                                 Bugaboo Creek Steak House, Newnan
                                 LongHorn Steakhouse, Dawsonville
                               INDIANA
                                 LongHorn Steakhouse, Evansville
                               KANSAS
                                 LongHorn Steakhouse, Speedway
                                 LongHorn Steakhouse, Topeka
                               KENTUCKY
                                 LongHorn Steakhouse, Frankfort
                               MAINE
                                 LongHorn Steakhouse, Augusta
                               MARYLAND
                                 LongHorn Steakhouse, Hagerstown
                               MICHIGAN
                                 LongHorn Steakhouse, Auburn Hills
                               MISSOURI
                                 LongHorn Steakhouse, Jefferson City
                                 LongHorn Steakhouse, St. Peters
                               NEW HAMPSHIRE
                                 LongHorn Steakhouse, Newington
                               NEW JERSEY
                                 LongHorn Steakhouse, Woodbridge
                               NEW YORK
                                 The Capital Grille, New York
                               NORTH CAROLINA
                                 LongHorn Steakhouse, Wilmington
                               OHIO
                                 LongHorn Steakhouse, West Chester
                               VIRGINIA
                                 LongHorn Steakhouse, Chantilly

                                    Total Restaurants Under Construction             20

UNIT ECONOMICS

LongHorn Steakhouse

         The Company’s prototypical LongHorn Steakhouse has an average seating capacity of approximately 188 seats in approximately 5,400 square feet of space. The prototype has been modified over the years with the objective of increasing the Company’s return on investment on new LongHorn Steakhouse restaurants by increasing the sales capacity and reducing capital expenditures as a percentage of revenue. The Company purchases land in those circumstances it believes are cost-effective; however, most commonly, the owners of proposed restaurant locations have a strong desire to lease rather than sell. Accordingly, the Company currently leases the sites for all but 52 of its LongHorn Steakhouse restaurants in operation. The Company also owns five sites for restaurants under construction and owns the site for one restaurant with construction scheduled to begin later in 2004. Five of the 21 LongHorn Steakhouse restaurants opened in 2003 were located on property purchased at an average cost of approximately $932,000 per location. The average cash investment to construct a LongHorn Steakhouse restaurant in 2003 was approximately $1,702,000 excluding real estate costs and excluding pre-opening expenses of approximately $197,000.

The Capital Grille

         The Capital Grille restaurant development strategy includes the use of sites that are historic or unique in nature. Accordingly, the Company utilizes methods to balance control of the construction costs with the retention of the unique ambiance of each location. The Company currently leases all of its The Capital Grille sites, but intends to purchase land in those circumstances it believes are cost-effective. Two The Capital Grille restaurants were opened in 2003. The average cash investment to construct a Capital Grille restaurant in 2003 was approximately $2,487,000 (net of landlord allowances of $547,000) and excluding pre-opening expenses of approximately $364,000.

Bugaboo Creek Steak House

         The Company has continued to develop and refine the Bugaboo Creek Steak House restaurant design with the objective of reducing the capital expenditure required for new restaurant construction and reducing ongoing operating costs at new restaurants opened in 2003. This modified design is smaller than earlier designs and utilizes approximately 6,400 square feet with a capacity of approximately 230 seats. The Company continues to refine this prototype for restaurants to be opened in the future.

         Three Bugaboo Creek Steak House restaurants were opened in 2003. The average cash investment to construct a Bugaboo Creek Steak House in 2003 was approximately $2,503,000, excluding real estate costs and excluding pre-opening expenses of approximately $221,000. Two of the three Bugaboo Creek Steak House restaurants opened in 2003 were located on leased property. The Company paid approximately $856,000 for the one property purchased for a Bugaboo Creek Steak House site in 2003.

        The Company purchases land in those circumstances it believes are cost-effective; however, most commonly, the owners of proposed restaurant locations have a strong desire to lease rather than sell. Accordingly, the Company currently leases the sites for all but three of its Bugaboo Creek Steak House restaurant in operation. The Company also owns the site for one restaurant under construction.

EXPANSION STRATEGY

LongHorn Steakhouse and Bugaboo Creek Steak House restaurants:

        The Company plans to expand through the development of additional Company-owned LongHorn Steakhouse and Bugaboo Creek Steak House restaurants in existing markets and in selected new markets in the Eastern half of the United States. The Company believes that clustering in existing and new markets enhances its ability to supervise operations, market the Company’s concepts and distribute supplies. The Company, however, also intends to open single restaurants in smaller markets in sufficiently close proximity to the Company’s other markets to enable the Company to efficiently supervise operations and distribute supplies. LongHorn Steakhouse restaurants are currently located in the Eastern half of the United States, and Bugaboo Creek Steak House restaurants are located primarily in states on the Eastern seaboard.

The Capital Grille:

        The Company plans to expand through the development of additional Company-owned The Capital Grille restaurants in selected metropolitan markets nationwide.

Overall:

        The Company’s restaurant development objective is to increase earnings by expanding market share in existing markets and by developing restaurants in new markets. The Company currently plans to open 28 to 31 Company-owned restaurants in 2004; 23 or 24 LongHorn Steakhouse restaurants; three or four Bugaboo Creek Steak House restaurants and two or three The Capital Grille restaurants. Of the restaurants proposed for 2004, the Company has opened four LongHorn Steakhouse restaurants, one Bugaboo Creek Steak House restaurant and has 20 restaurants under construction in Florida, Georgia, Indiana, Kansas, Kentucky, Maine, Maryland, Michigan, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio and Virginia, and has signed leases, purchased land, or signed agreements to purchase land for 17 additional restaurants as of March 3, 2004. The Company expects that all of the restaurants to be opened in 2004 will be Company-owned.

        The Company will continue to evaluate suitable acquisitions in the restaurant industry as they are identified. The Company will continue to evaluate franchising of either LongHorn Steakhouse restaurants or Bugaboo Creek Steak House restaurants in markets in which the Company would not otherwise expand.

SITE SELECTION AND RESTAURANT LAYOUT

        The Company considers the location of a restaurant to be a critical factor to the unit’s long-term success, and the Company devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, the success or failure of relevant competitive restaurants operating in the area, population growth rates, as well as specific site characteristics, such as visibility, accessibility and traffic volumes. Senior management inspects and approves each restaurant site. It typically takes approximately 120 to 140 days to construct and open a new LongHorn Steakhouse restaurant, approximately 140 to 160 days to construct and open a new Bugaboo Creek Steak House restaurant and approximately 170 to 185 days to construct and open a new The Capital Grille restaurant. Currently the Company owns 63 of its restaurant sites (including one specialty restaurant site, six Company owned sites for restaurants currently under construction and one Company owned site for a restaurant with construction scheduled to begin later in 2004).

        The Company has modified its LongHorn Steakhouse prototype restaurant design over the years to an average of approximately 188 seats in approximately 5,400 square feet of space for prototypical LongHorn Steakhouse restaurants opened in 2003. An expanded kitchen design incorporating equipment needed for a broader menu is also part of the prototype. The Company believes its kitchen design simplifies training, lowers costs and improves the consistency and quality of the food. The prototype restaurant design also includes cosmetic changes that provide a total restaurant concept intended to be inviting and comfortable while maintaining the ambiance of a Western-style steakhouse.

        The Company has renovated and remodeled some of the older LongHorn Steakhouse restaurants to include cosmetic improvements such as repainting and refinishing, new booths, new lighting and various decor adjustments. Exterior improvements encompassed repainting and additional lighting designed to convey a more inviting image.

        The Company developed a Bugaboo Creek Steak House restaurant design, which served as the prototype for the three Bugaboo Creek Steak House restaurants constructed in 2003. This modified design is smaller than earlier designs and utilizes approximately 6,400 square feet with a capacity of approximately 230 seats. The Company continues to refine this prototype, with the objective of reducing the capital expenditure required for new restaurant construction and reducing ongoing operating costs at new restaurants to be opened in the future.

RESTAURANT OPERATIONS

         Management and Employees. The management staff of a typical Company restaurant consists of one general manager or managing partner, one to four assistant managers and one or two kitchen managers. In addition, a typical LongHorn Steakhouse restaurant employs approximately 40 to 80 staff members, a typical Bugaboo Creek Steak House restaurant employs approximately 50 to 85 staff members, and a typical The Capital Grille restaurant employs approximately 60 to 80 staff members. The general manager or managing partner of each restaurant has primary responsibility for the day-to-day operation of the restaurant and is responsible for maintaining Company-established operating standards. The Company employs LongHorn Steakhouse regional managers, who each have responsibility for the operating performance of four to eight Company-owned LongHorn Steakhouse restaurants or joint venture restaurants, and report directly to one of the five Regional Vice Presidents for the LongHorn Steakhouse concept. The Regional Vice Presidents report to the Vice President of Operations of the LongHorn Steakhouse division. The Vice President of Operations of the LongHorn Steakhouse division reports to the President of the LongHorn Steakhouse division. The Company employs Bugaboo Creek Steak House regional managers, who have responsibility for the operating performance of three to five Bugaboo Creek Steak House restaurants and The Old Grist Mill Tavern. All of these regional managers report directly to the Director of Operations for the Bugaboo Creek Steak House concept. The Director of Operations for the Bugaboo Creek Steak House concept reports to the President of the Bugaboo Creek Steak House division. The Company also employs regional directors who have responsibility for four to five The Capital Grille restaurants and Hemenway’s Seafood Grille & Oyster Bar, all reporting directly to the Director of Operations for The Capital Grille. The Director of Operations for The Capital Grille reports to the Vice President of The Capital Grille.

        The Company seeks to recruit managers with appropriate restaurant experience. The Company selects its restaurant personnel utilizing a selection process which includes psychological and analytical testing designed to identify individuals with traits the Company believes are important to achieving success in the restaurant industry. The Company requires new managers to complete an intensive training program focused on both on-the-job training as well as a rigorous in-house classroom-based educational course. The program is designed to encompass all phases of restaurant operations, including the Company’s philosophy, management strategy, policies, procedures and operating standards. Through its management information systems, senior management receives daily reports on sales, and weekly reports on guest counts, payroll, cost of sales and other restaurant operating expenses. Based upon these reports, management believes that it is able to closely monitor the Company’s operations.

        The Company maintains performance measurement and incentive compensation programs for its management-level employees. The performance programs reward restaurant management teams with cash bonuses for meeting sales and profitability targets. The Company has also implemented a managing partner program in which qualifying general managers receive cash compensation and restricted stock awards based upon individual performance. During 2003, restricted stock awards were made to 107 restaurant-level managing partners in compliance with their respective managing partner agreements.

        Management Information Systems. The Company utilizes a Windows-based accounting software package and a network that enables electronic communication throughout the Company. In addition, all of the Company’s restaurants utilize touch screen POS systems and the LongHorn Steakhouse and Bugaboo Creek Steak House restaurants employ a theoretical food costing program. During 2003, the Company completed the installation of a new point-of-sales system in each of its restaurants and implemented satellite communication and electronic gift card systems. The Company utilizes its management information systems to develop pricing strategies, identify food cost issues, monitor new product reception and evaluate restaurant-level productivity. The Company expects to continue to develop its management information systems in each concept to assist restaurant management in analyzing their business and to improve efficiency.

         Purchasing. The Company establishes product quality standards for beef and other protein products, then negotiates directly with suppliers to obtain the lowest possible prices for the required quality. The Company also utilizes longer-term contracts on certain items to avoid short-term cost fluctuations. For the LongHorn Steakhouse and Bugaboo Creek Steak House restaurants, beef is aged at the facility of the Company's supplier or distributor, who delivers the beef to the LongHorn Steakhouse and Bugaboo Creek Steak House restaurants when the age reaches specified guidelines. This arrangement is closely monitored by Company personnel, and management believes it provides for efficient and cost-effective meat processing and distribution, while maintaining the Company's control and supervision of purchasing and aging. The Company purchases a majority of its protein products under fixed price contracts with its primary suppliers. The failure of any of these suppliers to honor the prices under these contracts would have an adverse effect on the Company's results of operations to the extent that the then current market prices exceed the prices under the contracts. The Company's management negotiates directly with suppliers for most other food and beverage products to ensure uniform quality and adequate supplies and to obtain competitive prices. The Company purchases these other products, and supplies from a sufficient number of approved suppliers such that the loss of any one supplier would not have a material adverse effect on the Company's results of operations or financial condition.

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

        Company-owned restaurants. As of March 3, 2004, 188 LongHorn Steakhouse restaurants, all Bugaboo Creek Steak House restaurants, all The Capital Grille restaurants, Hemenway’s Seafood Grille & Oyster Bar and The Old Grist Mill Tavern are owned and operated by the Company. The general manager or managing partner of each of these restaurants is employed and compensated by the Company. See “Restaurant Operations - Management and Employees” above.

         Joint Venture Restaurants.The Company is a partner in joint ventures that, in the aggregate, operate three LongHorn Steakhouse restaurants as of March 3, 2004. These restaurants are located in Central Florida and owned by joint ventures managed by the Company. The joint venture pays management fees to the Company at the rate of 4% of monthly restaurant sales, and the Company controls its joint ventures’ use of the Company’s service marks.

         Franchised Restaurants.The Company has one unaffiliated franchisee with an area development agreement with the right to operate franchised LongHorn Steakhouse restaurants in Puerto Rico. As of March 3, 2004, this franchisee operated three LongHorn Steakhouse restaurants in Puerto Rico.

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

        An important element of the Company’s franchise program is the training the Company provides for each franchisee. With respect to each new franchisee restaurant, the Company provides the same training program provided to the Company’s management and employees. In addition to this initial training, the Company provides supervision at the opening of the franchisee’s restaurants, beginning one week prior to opening, and routine supervision thereafter.

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

SERVICE MARKS

        The Company has registered LONGHORN STEAKS and design, LONGHORN STEAKHOUSE and design, BUGABOO CREEK STEAK HOUSE and design, THE CAPITAL GRILLE and design, and HEMENWAY’S SEAFOOD GRILLE & OYSTER BAR and design as service marks with the United States Patent and Trademark Office. The Company has additional registered marks used in connection with the operation of its various restaurants. The Company regards its service marks as having significant value and as being important factors in the marketing of its restaurants. The Company is aware of names and marks similar to the service marks of the Company used by other persons in certain geographic areas; however, the Company believes such uses will not adversely affect the Company. It is the Company’s policy to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

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

        During 2003, approximately 14.1% of the Company’s restaurant sales were attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company’s restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The Company has not experienced and does not presently anticipate experiencing any significant delays or other problems in obtaining or renewing licenses or permits to sell alcoholic beverages; however, the failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations.

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

EMPLOYEES

        As of March 3, 2004, the Company employed approximately 15,000 persons, 209 of whom were corporate personnel, 1,186 of whom were restaurant management personnel and the remainder of whom were hourly personnel. Of the 209 corporate employees, 134 are in management positions and 75 are administrative or office employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

AVAILABLE INFORMATION

        The Company’s primary website can be found at www.rarehospitality.com. The Company makes available, free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934. These reports are made available on the website as soon as reasonably practical after their filing with, or furnishing to, the Securities and Exchange Commission. Furthermore, the Company also makes available on its website, and in print to any shareholder who requests it, the Company’s Corporate Governance Policy, the Committee Charters for Audit, Compensation, and Governance/Nominating Committees, as well as the Code of Conduct that applies to all directors, officers, employees and those that do business with the Company. Amendments to these documents or waivers related to the Code of Conduct will be made available on the Company’s website as soon as reasonably practicable after their execution.

ITEM 2. PROPERTIES

        As of March 3, 2004, 180 of the Company’s restaurants were located in leased space (in addition, the Company has leased the space for 14 restaurants under construction and 14 sites for restaurants with construction scheduled to begin later in 2004). Initial lease expirations typically range from ten to fifteen years, with the majority of these leases providing for an option to renew for at least one additional term of three to 15 years. All of the Company’s leases provide for a minimum annual rent, and approximately half of the leases call for additional rent based on sales volume (generally 2.0% to 8.0%) at the particular location over specified minimum levels. Generally the leases are net leases, which require the Company to pay the costs of insurance, taxes and a portion of lessors’ operating costs.

        The leases on the existing Company-owned restaurants will expire over the period from 2004 through 2038 (assuming exercise of all renewal options).

        The Company owns four office buildings in Atlanta, Georgia aggregating 40,000 square feet in which its corporate offices and central training facility are located. In addition, the Company leases approximately 1,973 square feet of space in Westborough, Massachusetts to house staff to support the operation of Bugaboo Creek Steak House restaurants. The locations of the Company’s restaurants are listed in Item 1 of this report.

ITEM 3. LEGAL PROCEEDINGS

        The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted for a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company’s common stock trades on the Nasdaq National Market under the symbol “RARE”. The table below sets forth the high and low sales prices of the Company’s common stock, as reported on the Nasdaq National Market, during the periods indicated as adjusted for the three-for-two stock split paid in the form of a 50% stock dividend on September 2, 2003:

               FISCAL YEAR ENDED DECEMBER 28, 2003               HIGH     LOW
               First Quarter                                     $20.61   $16.89
               Second Quarter                                     21.86    17.81
               Third Quarter                                      27.24    21.49
               Fourth Quarter                                     27.95    21.68

               FISCAL YEAR ENDED DECEMBER 29, 2002               HIGH     LOW
               First Quarter                                     $18.36   $14.13
               Second Quarter                                     19.83    15.63
               Third Quarter                                      18.67    13.83
               Fourth Quarter                                     19.13    14.60

        The closing price of a share of the Company’s common stock on March 3, 2004, was $28.49. As of March 3, 2004, there were approximately 505 holders of record of the Company’s common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information about the common stock that may be issued under all of the Company’s existing equity compensation plans as of December 28, 2003. Details of the plans are discussed in Note 10 to the Company’s Consolidated Financial Statements. The table does not include information with respect to shares subject to outstanding options granted under the Bugaboo Creek Steak House, Inc. 1994 Stock Option Plan, which is described in note 8 to this table.

                                 Number of Securities to     Weighted Average     Number of Securities
                                 be Issued Upon Exercise     Exercise Price of     Remaining Available
    Plan Category                of Outstanding Options     Outstanding Options    for Future Issuance

    Equity Compensation               1,112,260 (1)               $18.65               1,120,222 (6)
     Plans Approved by                1,484,410 (2)               $12.03                  40,228 (7)
     Stockholders                       137,811 (3)               $12.58                  56,251
                                        843,997 (4)                $8.12                      --
    Equity Compensation Plans
     not Approved by Stockholders       146,614 (5)                $8.31                      --
                                       ---------                  ------               ---------
    Total                             3,725,092                   $13.00               1,216,701
                                      =========                   ======               =========
  RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan.
  RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan.
  Amended and Restated RARE Hospitality International, Inc. 1996 Stock Plan for Outside Directors.
  LongHorn Steaks, Inc. Amended and Restated 1992 Incentive Plan. No further options may be granted under the terms of this plan.
  These options were granted on the same terms as those under the Company's 1997 Long-Term Incentive Plan and were granted at prices which equated to current market value on the date of grant, are exercisable after three to five years, and must be exercised within ten years from the date of grant.
  Includes up to 300,000 shares that may be granted as awards of restricted stock.
  Includes shares that may be granted as awards of restricted stock, performance shares or unrestricted stock.
  In connection with its acquisition of Bugaboo Creek Steak House, Inc. in September 1996, the Company assumed stock options under the Bugaboo Creek Steak House, Inc. 1994 Stock Option Plan. As of December 28, 2003, options were exercisable for 7,083 shares of Company common stock under this plan at a weighted average exercise price of $9.48. No further awards will be made under this plan.

ITEM 6. SELECTED FINANCIAL DATA

        Following is selected consolidated financial data as of and for each of the fiscal years in the five-year period ended December 28, 2003. The Consolidated Financial Statements as of December 28, 2003 and December 29, 2002 and for each of the years in the three-year period ended December 28, 2003 and the independent auditors’ report thereon are included in this Form 10-K. All sales, restaurant operating expenses, and general and administrative expenses have been restated to conform to the presentation requirements of the consensus of the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board on EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer ” (see Note 1 to consolidated financial statements). All share and per share amounts have been restated to give retroactive effect to the Company’s 50% stock dividends in 2003 and 2000 (see Note 1 to consolidated financial statements). The data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” also included in this Form 10-K.

                                                                 FISCAL YEARS ENDED
                                 --------------------------------------------------------------------------------
                                          DEC 28,       DEC 29,       DEC 30,        DEC 31,     DEC 26,
                                           2003           2002         2001            2000       1999
                                 --------------------------------------------------------------------------------
                                                     (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Restaurant sales                       $680,458      $584,159      $519,998       $453,284       $371,751
  Franchise revenues                          374           345           328            380            195
                                         --------      --------      --------       --------       --------
     Total revenues                       680,832       584,504       520,326        453,664        371,946
Costs and expenses:
  Cost of restaurant sales                245,094       211,006       189,869        166,421        137,416
  Operating expenses-- restaurants        298,978       257,252       228,340        194,874        161,924
  Provision for asset impairments,
     restaurant closings, and other
     charges                                   --           495         2,802             --          1,800
  Depreciation and amortization--
     restaurants                           26,508       23,920        21,248         17,022         15,249
  Pre-opening expense                       5,782         3,802         3,764          3,318          3,051
  General and administrative expenses      40,515        34,933        31,675         30,723         25,547

                                         --------      --------      --------       --------       --------
    Total costs and expenses              616,877       531,408       477,698        412,358        344,987
                                         --------      --------      --------       --------       --------
    Operating income                       63,955        53,096        42,628         41,306         26,959

Interest expense, net                       1,015         1,718         2,128          4,159          3,866

Early termination of interest
  rate swap agreement                          --         1,540         1,100             --             --
Provision for litigation settlement            --            --            --          1,000             --
Minority interest                             300           448           639          1,407         1,609

                                         --------      --------      --------       --------       --------
    Earnings before income taxes and
      cumulative effect of change in
      accounting principle                 62,640        49,390        38,761         34,740         21,484
Income tax expense                         20,363        15,951        12,603         11,480          7,060
                                         --------      --------      --------       --------       --------
    Earnings  before cumulative effect
      of change in accounting principle    42,277        33,439        26,158         23,260         14,424
    Cumulative effect of change in
      accounting principle (net of tax
      benefit of $760)                         --            --            --             --          1,587
                                         --------      --------      --------       --------       --------
    Net earnings                        $  42,277     $  33,439     $  26,158      $  23,260      $  12,837
                                        =========     =========     =========      =========      =========
Basic earnings per common share before
  cumulative effect of change in
  accounting principle                  $    1.27     $    1.03     $   $0.83      $    0.85      $    0.53
  Cumulative effect per common share
    of change in accounting principle          --            --            --             --           0.06
                                         --------      --------      --------       --------       --------
Basic earnings per common share         $    1.27     $    1.03     $    0.83      $    0.85      $    0.47

                                        =========     =========     =========      =========      =========
Diluted earnings per common share
  before cumulative effect of change
    in accounting principle             $    1.21     $    0.98     $    0.79      $    0.80      $    0.51
  Cumulative effect per common share of
    change in accounting principle             --            --            --             --           0.06
                                         --------      --------      --------       --------       --------
Diluted earnings  per common share      $    1.21     $    0.98     $    0.79      $    0.80     $     0.45
Weighted average common shares          =========     =========     =========      =========      =========
  outstanding (basic)                      33,162        32,586        31,503         27,407         27,072
Weighted average common shares          =========     =========     =========      =========      =========
  outstanding (diluted)                    34,843        34,268        33,216        29,124          28,229
                                        =========     =========     =========      =========      =========

                                        -------------------------------------------------------------------
                                                                 FISCAL YEARS ENDED
                                        -------------------------------------------------------------------
                                          DEC 28,       DEC 29,       DEC 30,        DEC 31,        DEC 26,
                                           2003           2002         2001           2000           1999
                                         ------         ------       ------         ------         ------
                                                                   (in thousands)
    BALANCE SHEET DATA:
    Working capital (deficit)           $   7,849     $   2,617      $(4,931)      $(23,114)      $(11,031)
    Total assets                          464,542       389,309       352,456        295,381        237,118
    Debt, net of current installments          --            --        10,000         51,000         40,000
    Obligations under capital leases,
      net of current installments          27,462        22,406        20,867         20,925          9,732
    Minority interest                       1,371         1,411         1,329          1,469          3,982
    Total shareholders' equity            352,055       300,132       256,530        167,257        137,584

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company’s revenues are derived primarily from restaurant sales from Company-owned LongHorn Steakhouse, The Capital Grille, and Bugaboo Creek Steak House restaurants. The Company also derives a small percentage of its total revenue from two Company-owned specialty restaurants and franchise revenues from three franchised LongHorn Steakhouse restaurants. Cost of restaurant sales consists of food and beverage costs for all restaurants other than the three franchised LongHorn Steakhouse restaurants. Operating expenses – restaurants consist of other costs incurred by the Company to operate its restaurants, including the cost of labor, advertising, operating supplies, rent, and utilities. Depreciation and amortization restaurants includes the depreciation attributable to restaurant-level capital expenditures. The depreciation and amortization relating to non-restaurant level capital expenditures is included in general and administrative expenses.

        Preopening costs include direct and incremental costs such as payroll, food and beverage costs, and trainer payroll and travel expenses incurred prior to opening of new restaurants. General and administrative expenses include restaurant supervision expenses, accounting, finance, management information systems and other administrative overhead related to support functions for Company-owned, joint venture, and franchise restaurant operations. Interest expense, net includes interest on capital lease obligations and amortization of loan issue costs partially offset by capitalized construction period interest and interest income. Minority interest consists of the partner’s 50% share of earnings in the three LongHorn Steakhouse restaurants that are operated as joint venture restaurants.

        The Company’s management believes in the importance of building incremental top line sales at each restaurant to support the longer-term profitability of the Company. The change in year-over-year sales for the comparable restaurant base is referred to as “same store sales.” The Company defines the comparable restaurant base to include those restaurants open for a full 18 months prior to the beginning of each fiscal quarter. Same store sales increases can be generated by an increase in guest traffic counts (“guest counts”) or by increases in guest average check amount (“average check”). The average check can be affected by menu price changes and the mix of menu items sold (“menu mix”). The Company gathers sales data daily and regularly analyzes the guest counts and menu mix for each concept to assist in developing menu pricing, product offering and promotion strategies. Management believes that increases in guest counts are an indication of the long-term health of a concept, while increases in average check and menu mix contribute more significantly to current period profitability. The Company works to balance the pricing and product offerings with other initiatives to achieve the long-term goal of sustainable increases in same store sales.

        Average weekly sales are defined as total restaurant sales divided by restaurant weeks. A “restaurant week” is one week during which a single restaurant is open, so that two restaurants open during the same week constitutes two restaurant weeks. Growth in average weekly sales includes the effect of newer restaurants that are not yet included in the same store sales base. Growth in average weekly sales in excess of growth in same store sales is generally an indication that newer restaurants are operating with sales levels in excess of the system average. Conversely, growth in average weekly sales less than growth in same store sales is generally an indication that newer restaurants are operating with sales levels lower than the system average. It is not uncommon in the casual dining industry for new restaurant locations to open with an initial honeymoon period of higher than normalized sales volumes and then to experience a drop off in sales after initial customer trials.

        The incremental sales generated as a result of increases in same store sales make a significant contribution to the Company’s profitability. Many restaurant level expenses are relatively fixed in nature and do not increase at the same rate as same store sales increases. With sales increasing and certain restaurant-level expenses staying fixed or semi-variable (rising more slowly than incremental sales), the incremental sales measured by these same store sales increases should be the Company’s most profitable. When new restaurants are opened, there are preopening costs and certain relatively fixed costs including expense items such as management labor, rent and depreciation that must be absorbed. Additionally, it generally takes some period of time after opening before restaurant margins normalize. Accordingly, the sales at newly opened restaurants do not make a significant contribution to profitability in their initial months of operation.

        The Company’s revenues and expenses can be affected significantly by the number and timing of the opening of additional restaurants. For instance, preopening expenses for any particular period may reflect expenses associated with restaurants to be opened in future periods, in addition to those restaurants opened during the current period. The timing of restaurant openings also can affect the average weekly sales and other period-to-period comparisons.

        The following table sets forth the percentage relationship to total revenues of the listed items included in the Company’s consolidated statements of operations, except as indicated:

                                                                       FISCAL YEARS ENDED
                                          -------------------------------------------------------------------------
                                                     DECEMBER 28,          DECEMBER 29,         DECEMBER 30,
                                                        2003                  2002                 2001
        Revenues:                         -------------------------------------------------------------------------
         Restaurant sales:
         LongHorn Steakhouse                                 71.6%                 71.3%                70.5%
         The Capital Grille                                  15.0                  15.2                 15.3
         Bugaboo Creek Steak House                           12.2                  12.2                 12.8
         Other restaurants                                    1.1                   1.2                  1.4
                                                           ------                ------               ------
            Total restaurant sales                           99.9                  99.9                 99.9
        Franchise revenues                                    0.1                   0.1                  0.1
                                                           ------                ------               ------
            Total revenues                                  100.0                 100.0                100.0
        Costs and expenses:
         Cost of restaurant sales(1)                         36.0                  36.1                 36.5
         Operating expenses--restaurants(1)                  43.9                  44.0                 43.9
         Provision for asset impairments,
          restaurant closings, and other charges               --                   0.1                  0.5
         Depreciation and amortization--restaurants(1)        3.9                   4.1                  4.1
         Pre-opening expense - restaurants(1)                 0.8                   0.7                  0.7
         General and administrative expenses                  6.0                   6.0                  6.1
                                                           ------                ------               ------
            Total costs and expenses                         90.6                  90.9                 91.8
                                                           ------                ------               ------
            Operating income                                  9.4                   9.1                  8.2
        Interest expense, net                                 0.1                   0.3                  0.4
        Early termination of interest rate swap agreement      --                   0.3                  0.2
        Minority interest                                      --                   0.1                  0.1
                                                           ------                ------               ------
              Earnings before income taxes                    9.2                   8.5                  7.4
         Income tax expense                                   3.0                   2.7                  2.4
                                                           ------                ------               ------
          Net earnings                                        6.2%                  5.7%                 5.0%
                                                           ======                ======               ======

        (1)         Cost of restaurant sales, restaurant operating expenses, depreciation and amortization and pre-opening expense are expressed as a percentage of total restaurant sales.

RESULTS OF OPERATIONS

         Year Ended December 28, 2003 Compared to Year Ended December 29, 2002

REVENUES

        Total revenues increased 16.5% to $680.8 million for 2003, compared to $584.5 million for 2002.

LongHorn Steakhouse:

        Sales in the LongHorn Steakhouse restaurants increased 16.9% to $487.2 million for 2003, compared to $416.9 million for 2002. The increase reflects a 9.8% increase in restaurant operating weeks in 2003 as compared to 2002, resulting from an increase in the restaurant base from 170 Company-owned and joint venture LongHorn Steakhouse restaurants at the end of 2002 to 187 restaurants at the end of 2003. Average weekly sales for Company-owned and joint venture LongHorn Steakhouse restaurants in 2003 were $52,570, a 6.4% increase over 2002. Same store sales for LongHorn Steakhouse restaurants increased 4.6% in 2003 as compared to 2002. The increase in same store sales for 2003 at LongHorn Steakhouse was attributable to an increase in guest counts of approximately 2.5% and the remainder was due to an increase in average check. Management believes a number of factors have contributed to the increased guest counts including a more effective use of media advertising resulting from the concentration of restaurants; menu evolution with more appealing menu offerings; and improved restaurant-level execution; all of which work together to provide a better overall customer experience.

The Capital Grille:

        Sales in The Capital Grille restaurants increased 15.5% to $102.4 million for 2003, compared to $88.6 million for 2002. The increase reflects a 5.3 % increase in restaurant operating weeks in 2003 as compared to 2002, resulting from the two new The Capital Grille restaurants opened during 2003, bringing the total The Capital Grille restaurants in operation to 17. Average weekly sales for The Capital Grille restaurants in 2003 were $124,743, a 9.8 % increase from 2002. Same store sales for The Capital Grille restaurants increased 10.9% in 2003, as compared to 2002. The increase in comparable restaurant sales at The Capital Grille restaurants is primarily attributable to an increase in guest counts, which management believes was driven principally by better execution at the restaurant level.

        During 2003, average weekly sales increased at a rate slightly less than the increase in same store sales. The Capital Grille restaurants have historically opened at lower sales volumes and not experienced the drop off in sales after an initial honeymoon period commonly characteristic in casual dining restaurant concepts. Accordingly, sales volumes at the Company’s two new The Capital Grille restaurants opened during 2003 had the impact of reducing average weekly sales for the overall concept.

Bugaboo Creek Steak House:

        Sales in the Bugaboo Creek Steak House restaurants increased 17.0% to $83.3 million for 2003, compared to $71.2 million for 2002. The increase reflects a 15.4% increase in restaurant weeks in 2003 as compared to 2002, resulting from an increase in the restaurant base from 22 Bugaboo Creek Steak House restaurants at the end of 2002 to 25 restaurants at the end of 2003. Average weekly sales for the Bugaboo Creek Steak House restaurants in 2003 were $69,553, a 1.4% increase from 2002. Same store sales for the Bugaboo Creek Steak House restaurants increased 2.6% in 2003, as compared to 2002. The increase in same store sales at Bugaboo Creek Steak House restaurants is attributable to an increase in average check offset by a slight decrease in guest counts. During 2003, average weekly sales increased at a rate slightly less than the increase in same store sales due to lower average weekly sales at restaurants opened in new competitive markets.

Franchise Revenue:

        The Company has a franchisee that operates three LongHorn Steakhouse restaurants in Puerto Rico. The Company earned $374,000 and $345,000 in franchise revenue in 2003 and 2002, respectively. Franchise revenue is computed based on a fixed percentage of the franchisee’s sales; therefore, the increase in 2003 franchise revenue over the prior year was due to the 8.7% increase in same store sales for the Company’s franchised restaurants.

COSTS AND EXPENSES

        Cost of restaurant sales, as a percentage of total restaurant sales, decreased to 36.0 % in 2003 from 36.1% in 2002. Contract pricing on certain protein and other products during 2003 was favorable as compared to the prior year. However, cost of sales increased in the second half of 2003 as compared to the prior year due to i) increases in the beef costs for certain contracts as they were renewed and ii) higher prices on beef purchases made when sales growth exceeded contracted quantities.

        Restaurant operating expenses decreased as a percentage of total restaurant sales in 2003 to 43.9%, from 44.0% in 2002. The increased average weekly sales rate in 2003 leveraged fixed and semi-variable expenses (principally management labor and rent) as a percentage of total restaurant sales. The leveraging of these fixed expenses was partially offset by an increase in advertising spending, credit card fees and utility costs as a percentage of total restaurant sales. Advertising increased by approximately 0.3% of total restaurant sales but was within the Company’s historical targeted spending range of 2.8% to 3.2% of total restaurant sales. Increased credit card usage by customers caused credit card processing fees to increase by 0.1% as a percentage of total restaurant sales. Additionally, utilities expenses increased by approximately 9.5% per operating week in 2003 as compared to 2002 principally due to rate increases, resulting in a 0.1% increase as a percentage of total restaurant sales.

        Depreciation and amortization – restaurants increased to $26.5 million in 2003, from $23.9 million in 2002, due to the Company’s new restaurant construction and depreciation of capital expenditures associated with the Company’s remodeling of older restaurants. The amount of depreciation expense per operating week was approximately the same in 2003 as it was in 2002.

        Pre-opening expense increased to $5.8 million or 0.8% of total restaurant sales in 2003 from $3.8 million or 0.7% of total restaurant sales in 2002. This increase was the result of the Company opening a total of 26 new restaurants in 2003 as compared to opening 20 restaurants in 2002. The amount of pre-opening expense per new restaurant in 2003 was approximately equal to preopening expense per new restaurant in 2002.

        General and administrative expenses increased to $40.5 million in 2003, from $34.9 million in 2002, but remained flat at 6.0% as a percent of total revenue in 2003 and 2002. The increased amounts expensed in 2003 were primarily compensation related, associated with increased bonuses, payroll and other costs of building the infrastructure necessary to support the Company’s growth.

        Interest expense, net decreased to $1.0 million in 2003, from $1.7 million in 2002. The decrease in interest expense, net was due to lower average borrowings under the Company’s revolving credit facility and increased interest income earned as the balances of cash and short-term investments increased in 2003 as compared to 2002.

        Minority interest decreased to $300,000 in 2003, from $448,000 in 2002. This reflects a decrease in the average number of joint venture restaurants in 2003 compared to 2002 resulting primarily from the purchase of the joint venture partner’s interest in two restaurants during 2003 and seven joint venture restaurants during 2002. The Company currently has three joint venture LongHorn Steakhouse restaurants remaining.

        Income tax expense in 2003 was 32.5% of earnings before income taxes. The Company’s effective income tax rate differs from applying the statutory Federal income tax rate of 35% to earnings before income taxes primarily due to employee FICA tip tax credits partially offset by state income taxes.

        Net income of $42.3 million in 2003, as compared to net income of $33.4 million in 2002, reflects the net effect of the items discussed above.

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

Franchise Revenue:

         The Company’s franchise revenue increased to $345,000 in 2002 from $328,000 in 2001 due to a 5.2% increase in same store sales for the Company’s three franchised LongHorn Steakhouse restaurants.

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

        Pre-opening expense remained flat at $3.8 million or 0.7% of total restaurant sales in both 2002 and 2001. The amounts charged to pre-opening expense in any year are dependent upon the number of restaurants opened and the restaurant concept.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company requires capital primarily for the development of new restaurants, selected acquisitions and the refurbishment of existing restaurants. The Company’s principal financing sources in 2003 were cash flow from operations ($84.7 million), and proceeds from the exercise of employee stock options ($7.1 million). The primary uses of funds consisted of costs associated with expansion, principally leasehold improvements, equipment, land and buildings associated with the construction of new restaurants ($76.9 million) and the purchase of short-term investments ($6.3 million).

        Since substantially all sales in the Company’s restaurants are for cash or credit card receipts, which are generally settled in three days, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

        The increases in accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses are principally due to the new restaurants which were opened during 2003 and the result of generally higher average unit volumes experienced during 2003. Further increases in current asset and liability accounts are expected as the Company continues its restaurant development program.

        Due to the relatively short time period (less than 30 days) between the ordering of inventories, preparation for sale, collection of payment and subsequent payment for inventories, there are no material changes in the underlying drivers of cash flows that are not clearly identifiable in the Company’s consolidated statement of cash flows.

        The Company has a revolving credit facility, which allows the Company to borrow up to $100.0 million through its maturity in November 2007. The terms of the revolving credit facility, as amended, require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 1.25% to 1.75% (depending on the Company’s leverage ratio) or the administrative agent’s prime rate of interest, at the Company’s option, and pay a commitment fee of 0.3% to 0.4% (depending on the Company’s leverage-ratio) per year on any unused portion of the facility. No amounts were outstanding, and $100.0 million was available, under the Company’s revolving credit agreement on December 28, 2003. As of December 28, 2003, terms of the revolving credit facility provide for interest to be accrued at LIBOR plus 1.25% or the prime rate and payment of the commitment fee at a rate of 0.30% per year on any unused portion of the facility.

        The revolving credit facility contains various covenants and restrictions which, among other things, require the maintenance of stipulated leverage and fixed charge coverage ratios and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The Company is currently in compliance with such covenants.

        The Company currently plans to open 23 or 24 LongHorn Steakhouse restaurants, three or four Bugaboo Creek Steak House restaurants and two or three The Capital Grille restaurants in 2004. The Company estimates that its capital expenditures will be approximately $83 to $88 million in 2004. The capital expenditure estimate for 2004 includes the estimated cost of developing 28 to 31 new restaurants, ongoing refurbishment in existing restaurants, costs associated with obtaining real estate for year 2005 planned openings and continued investment in improved management information systems.

        In September 2001, the Company’s Board of Directors authorized the Company to use up to $15.0 million to purchase shares of its common stock through open market transactions, block purchases or in privately negotiated transactions. In July 2002, the Board of Directors extended this program through April 2003. During the first quarter of 2003, the Company purchased 150,000 shares of its common stock under this program for a total purchase price of $2.625 million (average price of $17.50 per share). In July 2003, the Company’s Board of Directors authorized the Company to use up to $25.0 million to purchase shares of its common stock from time to time through May 2005. No purchases have been made under this program.

        The Company expects that available borrowings under the Company’s revolving credit facility, together with cash on hand and cash provided by operating activities, will provide sufficient funds to finance its expansion and share repurchase plans through the year 2006.

OUTLOOK FOR FUTURE OPERATING RESULTS

         Revenues. The Company plans to grow revenues by opening additional restaurants and by increasing average unit volumes at both existing and new restaurants. The Company's new restaurant development plans for 2004 are summarized in the section entitled "LIQUIDITY AND CAPITAL RESOURCES". Based upon current economic conditions and the Company's business trends, the Company is targeting same store sales growth in 2004 of 3% to 4% for all three concepts, compared with 2003. The Company anticipates that this same store sales increase will be comprised of an approximate 2% to 3% increase in average check and 1% to 2% increase in guest counts. New restaurant development and the targeted same store sales growth are expected to result in an increase in total revenue of approximately 17% to 18%.

        Cost of restaurant sales. The Company is anticipating increased commodity prices in 2004 based primarily on higher protein pricing particularly with respect to beef. The Company is under fixed price contracts with its primary suppliers for the majority of its anticipated usage of protein products in 2004; however, the Company pays market prices for other products such as produce and fresh seafood and for any protein purchases in excess of contracted amounts. Based on the fixed prices negotiated for its protein products partially offset by current and anticipated menu price increases, the Company expects its costs of goods sold as a percentage of total restaurant sales to increase by 0.6% to 0.7% in 2004 as compared with 2003.

        Operating expenses – restaurants. For the last several years, the Company has experienced wage rate pressure for both restaurant management and hourly positions, resulting from a tight labor market for skilled positions in the restaurant industry. Based upon labor market conditions that exist today, the Company expects this trend to continue in 2004. In addition, the Company expects that both (i) an increase in the cost of employee health insurance coverage and (ii) an increase in unemployment insurance expense will contribute to upward pressure on overall labor costs as a percentage of total restaurant sales. The Company’s targeted growth in same store sales of 3% to 4%, if achieved, will greatly mitigate these cost pressures resulting in a slight amount of leveraging of operating expenses as a percentage of total restaurant sales.

        Pre-opening expense. Pre-opening costs are expensed as incurred and are expected to approximate $190,000 for each LongHorn Steakhouse restaurant, $200,000 for each Bugaboo Creek Steak House restaurant, and $375,000 for each The Capital Grille restaurant. Restaurant pre-opening expenses may vary materially from period to period depending on when restaurants open. As a result of the planned opening of more new restaurants in 2004, as compared to 2003, the Company anticipates that pre-opening expenses will be higher in 2004 by approximately $800,000 to $1,100,000.

        Depreciation and amortization – restaurants. The Company expects depreciation to increase as it invests in the development of new restaurants, the ongoing refurbishment in existing restaurants, and due to the full-year effect of the installation of a new point of sale system in all existing restaurants during 2003. Due to greater leverage of this fixed expense resulting from expected average weekly sales increases in 2004, the Company expects depreciation and amortization to decrease slightly as a percentage of restaurant sales.

        General and administrative expenses. To support the Company’s expected increase in the number of new restaurants in 2004, the Company plans to increase total general and administrative expenses by approximately 16% to 17%, compared with 2003. This percentage growth in general and administrative expense is expected to be slightly less than the percentage growth in revenue causing this expense category to decrease slightly as a percentage of total revenue in 2004 as compared to 2003.

        Interest expense, net. The Company does not plan to have any amounts outstanding under its revolving credit facility during 2004. However, due to the addition of capital leases during 2003 and 2004 the Company expects net interest expense to increase in 2004 compared with 2003 by approximately $200,000 to $300,000.

        Income tax expense. The Company expects its effective income tax rate for 2004 to be approximately 33.25% of earnings before income taxes. In years subsequent to 2004, the company expects its effective income tax rate to increase slightly each year.

        Earnings per share. Based upon the net effect of the items discussed above, the Company expects 2004 diluted earnings per common share in a range of $1.36 to $1.38.

        The preceding discussion of liquidity and capital resources and outlook for future operating results contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-K are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-K, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: failure of facts to conform to necessary management estimates and assumptions regarding financial and operating matters; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large restaurant base; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; unusual weather patterns or events; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; legislation affecting the restaurant industry; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks set forth in Exhibit 99(a) to this Form 10-K which are hereby incorporated by reference and other risks identified from time to time in the Company’s SEC reports, registration statements and public announcements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company has not entered into any transactions with unconsolidated entities, that are financial guarantees, retained or contingent interests in transferred assets, derivative instruments, or obligations arising out of a variable interest entity that provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with the Company and that have a material current effect, or that are reasonably likely to have a material future effect, on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

         The table below summarizes the Company’s significant contractual obligations, by maturity, as of December 28, 2003 (in thousands):

                                                           LESS
                                                          THAN 1       1 - 3        4 - 5       AFTER 5
                                              TOTAL        YEAR        YEARS        YEARS        YEARS
                                              -----        ----        -----        -----        -----
    Bank revolving credit facility         $     --     $    --      $    --      $    --     $    --

    Capital lease obligations                63,203       2,593        5,403        5,632      49,575

    Operating leases                        118,963      17,228       30,776       23,858      47,101

    Purchase obligations                     21,544      21,544           --           --          --
                                           --------     -------      -------      -------     -------
    Total contractual cash obligations     $203,710     $41,365      $36,179      $29,490     $96,676
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

        A majority of the Company’s employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. Although the Company has been able to and will continue to attempt to pass along increases in the minimum wage and in other costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in its prices or that increased prices will be absorbed by customers without diminishing, at least to some degree, customer spending at its restaurants.

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

        As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $19.2 million. Amortization expense related to goodwill was approximately $1.1 million for fiscal year 2001. In accordance with SFAS 142, no goodwill amortization expense was recorded in the Company’s financial statements for 2003 or 2002. For the foreseeable future, management believes the only impact on the Company’s consolidated financial statements from the adoption of SFAS 142 will be the elimination of goodwill amortization expense.

        The proforma effects of the adoption of SFAS 142 on net earnings and basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                               ---------------------------
                                                                       Year Ended
                                                               ---------------------------
                                                            2003            2002             2001
                                                            ----            ----             ----
    Net earnings, as reported                           $  42,277       $  33,439        $  26,158
    Goodwill amortization, net of tax benefit                  --              --              679
                                                        ---------       ---------        ---------
    Net earnings, pro forma                             $  42,277       $  33,439        $  26,837
                                                        =========       =========        =========

    Basic earnings per common share:
    Net earnings, as reported                           $    1.27       $    1.03        $    0.83
    Goodwill amortization, net of tax benefit                  --              --             0.02
                                                        ---------       ---------        ---------
    Net earnings, pro forma                             $    1.27       $    1.03        $    0.85
                                                        =========       =========        =========
    Diluted earnings per common share:
    Net earnings, as reported                           $    1.21       $    0.98        $    0.79
    Goodwill amortization, net of tax benefit                  --              --             0.02
                                                        ---------       ---------        ---------
    Net earnings, pro forma                             $    1.21       $    0.98        $    0.81
                                                        =========       =========        =========

        In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB issued modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Non-Special Purpose Entities created prior to February 1, 2003, should be accounted for under the revised interpretation’s provisions no later than the first quarter of fiscal 2004. The Company has adopted FIN 46, which did not have, and the Company does not expect the Revised Interpretations to have an impact on the Company’s consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for hedging relationships designated and contracts entered into or modified after June 30, 2003, except for the provisions that relate to SFAS No. 133 implementation issues, which will continue to be applied in accordance with their respective dates. The adoption of SFAS No. 149 in the third quarter of 2003 did not impact the Company’s consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS No. 150 and it did not have a material impact on the Company’s consolidated financial statements.

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

SELF-INSURANCE RESERVES

        The Company self-insures for a significant portion of expected losses under its workers’ compensation, employee medical, employment practices and general liability programs. Accrued liabilities have been recorded based on estimates of the ultimate costs to settle incurred and incurred but not reported claims.

        The accounting policies regarding self-insurance programs include certain management judgments and assumptions regarding the frequency or severity of claims and claim development patterns, and claim reserve, management, and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense than that reported under these programs.

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

        As of December 28, 2003, the Company had no borrowings outstanding under its $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 1.75% (the “applicable margin” depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest at the Company’s option. Accordingly, the Company is exposed to the impact of interest rate movements. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps.

INVESTMENT PORTFOLIO

        The Company invests portions of its excess cash, if any, in highly liquid investments. At December 28, 2003, the Company had $16.0 million in high-grade overnight repurchase agreements, and $24.0 million in short-term investments in the form of federal, state, and municipal bonds. As of December 28, 2003, the Company has classified all short-term investments as trading securities. The market risk on such investments is minimal due to their short-term nature.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

WITH INDEPENDENT AUDITORS' REPORT THEREON

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 PAGE
                                                                                 ----
                                 Independent Auditors' Report                     32

                                 Consolidated Balance Sheets                      33

                                 Consolidated Statements of Operations            34

                                 Consolidated Statements of Shareholders'         35
                                    Equity and Comprehensive Income

                                 Consolidated Statements of Cash Flows            36

                                 Notes to Consolidated Financial Statements       37

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
RARE Hospitality International, Inc.

        We have audited the accompanying consolidated balance sheets of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 28, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RARE Hospitality International, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 and its method of accounting for derivative instruments and hedging activities in 2001.

                     KPMG LLP

KPMG LLP Atlanta, Georgia
February 6, 2004

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 2003 AND DECEMBER 29, 2002
(in thousands)

                                                                            2003          2002
                                              ASSETS                        ----          ----
                           Current assets:
                             Cash and cash equivalents                 $  20,508     $  13,732
                             Short-term investments                       24,036        17,735
                             Accounts receivable                           8,730         6,576
                             Inventories                                  16,558        14,309
                             Prepaid expenses                              5,039         3,477
                             Refundable income taxes (note 6)              2,162         4,124
                             Deferred income taxes (note 6)                4,887         4,484
                                                                        --------      --------
                               Total current assets                       81,920        64,437
                           Property and equipment, less accumulated
                             depreciation and amortization (notes 3
                             and 8)                                      354,448       299,773
                           Goodwill                                       19,187        19,187
                           Other                                           8,987         5,912
                                                                        --------      --------
                             Total assets                               $464,542      $389,309
                                                                        ========      ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
                           Current liabilities:
                            Accounts payable                            $ 18,729      $ 17,727
                            Accrued expenses (note 4)                     55,218        44,015
                            Current installments of obligations
                              under capital leases (note 8)                  124            78
                                                                        --------      --------
                               Total current liabilities                  74,071        61,820
                           Deferred income taxes (note 6)                  5,452         1,138
                           Obligations under capital leases, net
                             of current installments (note 8)             27,462        22,406
                           Other                                           4,131         2,402
                                                                        --------      --------
                              Total liabilities                          111,116        87,766
                          Minority interest                                1,371         1,411
                          Shareholders' equity (notes 5, 9, and 10):
                           Preferred stock, no par value. Authorized
                             10,000 shares, none issued                       --            --
                           Common stock, no par value. Authorized
                               60,000 shares; issued 34,042 shares
                               and 33,099 shares at December 28,
                               2003 and December 29, 2002,
                               respectively                              203,624       191,174
                           Unearned compensation - restricted stock       (1,303)       (1,124)
                           Retained earnings                             154,723       112,446
                           Treasury shares at cost; 293 shares and
                             143 shares at December 28, 2003 and
                             December 29, 2002, respectively              (4,989)       (2,364)
                                                                        --------      --------
                              Total shareholders' equity                 352,055       300,132
                           Commitments and contingencies                --------      --------
                             (notes 3, 5, 7, 8 and 11)
                                Total liabilities and
                                  shareholders' equity                  $464,542      $389,309
                                                                        ========      ========

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002, AND DECEMBER 30, 2001
(in thousands, except per share data)

                                                                   2003          2002          2001
               Revenues:                                          ------        ------        ------
                 Restaurant sales:
                  LongHorn Steakhouse                          $ 487,221      $ 416,917     $ 366,538
                  The Capital Grille                             102,414         88,637        80,131
                  Bugaboo Creek Steak House                       83,325         71,216        66,141
                  Other restaurants                                7,498          7,389         7,188
                                                                --------       --------      --------
                   Total restaurant sales                        680,458        584,159       519,998
                  Franchise revenues                                 374            345           328
                                                                --------       --------      --------
                   Total revenues                                680,832        584,504       520,326
               Costs and expenses:                              --------       --------      --------
                Cost of restaurant sales                         245,094        211,006       189,869
                Operating expenses-- restaurants                 298,978        257,252       228,340
                Provision for asset impairments, restaurant
                  closings, and other charges (note 2)                --            495         2,802
                Depreciation and amortization-- restaurants       26,508         23,920        21,248
                Pre-opening expense                                5,782          3,802         3,764
                General and administrative expenses               40,515         34,933        31,675
                                                                --------       --------      --------
               Total costs and expenses                          616,877        531,408       477,698
                                                                --------       --------      --------
                  Operating income                                63,955         53,096        42,628
               Interest expense, net                               1,015          1,718         2,128
               Early termination of interest rate swap
                agreement                                             --          1,540         1,100
               Minority interest                                     300            448           639
                                                                --------       --------      --------
                   Earnings before income taxes                   62,640         49,390        38,761
               Income tax expense (note 6)                        20,363         15,951        12,603
                                                                --------       --------      --------
                  Net earnings                                  $ 42,277       $ 33,439      $ 26,158
                                                                ========       ========      ========
               Basic earnings per common share                  $   1.27       $   1.03      $   0.83
                                                                ========       ========      ========
               Diluted earnings per common share                $   1.21       $   0.98      $   0.79
               Weighted average common shares                   ========       ========      ========
                 outstanding (basic)                              33,162         32,586        31,503
               Weighted average common shares                   ========       ========      ========
                 outstanding (diluted)                            34,843         34,268        33,216
                                                                ========       ========       =======

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

(in thousands)

                                                                                       ACCUMULATED
                                         COMMON STOCK                                               OTHER           TOTAL
                                    --------------------------- RESTRICTED   RETAINED   TREASURY COMPREHENSIVE  SHAREHOLDERS'
                                       SHARES        DOLLARS       STOCK     EARNINGS     STOCK  INCOME (LOSS)     EQUITY
                                    ------------  ------------- -------------------------------------------------------------
-----------
BALANCE, DECEMBER 31, 2000             29,441        124,497       (338)      52,849     (9,751)        --         167,257
Comprehensive income (net of tax):
Net earnings                               --             --          --      26,158         --         --          26,158
Cumulative effect of change in
  accounting principle, net of taxes       --             --          --          --         --       (624)           (624)
Change in unrealized loss from
  interest rate swaps, net of taxes        --             --          --          --         --         41              41
                                                                                                                   -------
 Total comprehensive income                                                                                         25,575
Issuance of shares pursuant to
  public offering                       2,144         47,872          --          --      9,751         --          57,623
Purchase of common stock for
  treasury                                 --             --          --          --       (159)        --            (159)
Issuance of shares pursuant to
  restricted stock awards                  26            414        (414)         --         --         --              --
Amortization of restricted stock           --             --         230          --         --         --             230
Issuance of shares to retirement plans     42            656          --          --         --         --             656
Issuance of shares pursuant to
  exercise of stock options               630          4,303          --          --         --         --           4,303
Tax benefit of stock options
  exercised                                --          1,045          --          --         --         --           1,045
                                     ---------     ---------     -------    --------    -------    -------        --------
BALANCE, DECEMBER 30, 2001             32,283        178,787        (522)     79,007       (159)      (583)        256,530
Comprehensive income (net of tax):
Net earnings                               --             --          --      33,439         --         --          33,439
Other comprehensive income, change
  in unrealized loss from interest
  rate swaps                               --             --          --          --         --        583             583
  Total comprehensive income                                                                                        34,022
Purchase of common stock for treasury      --             --          --          --     (2,205)        --          (2,205)
Issuance of shares to retirement plans     16            219          --          --         --         --             219
Issuance of shares pursuant to
  restricted stock awards                  66          1,038      (1,038)         --         --         --             436
Issuance of shares pursuant to exercise
  of stock options                        734          5,262          --          --         --         --           5,262
Tax benefit of stock options exercised     --          5,868          --          --         --         --           5,868
                                    ---------       --------    --------    --------  ---------  ---------        --------
BALANCE, DECEMBER 29, 2002             33,099        191,174      (1,124)    112,446     (2,364)        --         300,132

Net earnings and other comprehensive
  income                                   --             --          --      42,277         --         --          42,277
Purchase of common stock for treasury      --             --          --          --     (2,625)        --          (2,625)
Issuance of shares pursuant to
  restricted stock award                   47            969        (969)         --         --         --              --
Amortization of restricted stock           --             --         790          --         --         --             790
Forfeiture of restricted stock            (11)          (263)         --          --         --         --            (263)
Issuance of shares pursuant to
  exercise of stock options               907          7,120          --          --         --         --           7,120
Tax benefit of stock options
  exercised                                --          4,624          --          --         --         --           4,624
                                      -------     ----------   ---------   ---------    -------     ------      ----------
BALANCE, DECEMBER 28, 2003             34,042      $ 203,624    $ (1,303)  $ 154,723    $(4,989)     $  --       $ 352,055

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001
(in thousands)

                                                                       2003             2002           2001
       Cash flows from operating activities:                          -------          -------        ------
         Net earnings                                               $  42,277        $  33,439     $  26,158
         Adjustments to reconcile net earnings to net cash
          provided by operating activities:
          Depreciation and amortization                                27,992           25,597        24,067
          Non-cash portion of provision for asset impairments,
           restaurant closings and other charges                           --              495         2,802
          Minority interest                                               300              448           639
          Deferred tax expense (benefit)                                3,911            5,573         (823)
          Issuance of common stock to employee retirement plans            --              219           656
        Changes in assets and liabilities:
          Accounts receivable                                         (2,154)            (807)       (1,114)
          Inventories                                                 (2,249)            (872)       (2,284)
          Prepaid expenses                                            (1,562)            (408)       (1,823)
          Other assets                                                (1,390)            (731)         (796)
          Refundable income taxes                                       6,586            5,646         1,187
          Accounts payable                                                229          (5,943)         6,550
          Accrued expenses                                             10,782            8,190         2,164
                                                                      -------          -------       -------
           Net cash provided by operating activities                   84,722           70,846        57,383
       Cash flows from investing activities:                          -------          -------       -------
         Purchase of property and equipment                          (76,915)         (54,397)      (55,497)
         Purchase of short-term investments, net                      (6,301)         (17,735)            --
                                                                      -------          -------       -------
           Net cash used in investing activities                     (83,216)         (72,132)      (55,497)
       Cash flows from financing activities:                          -------          -------       -------
         Repayments of debt, net                                           --         (10,000)      (41,000)
            Proceeds from issuance of common stock                         --                -        57,623
         Principal payments on capital leases                            (79)             (58)          (44)
         Proceeds from minority partner contributions                      --              156            --
         Distributions to minority partners                             (340)            (522)         (779)
         Increase (decrease) in bank overdraft included
           in accounts payable and accrued expenses                     1,194          (3,594)           378
         Purchase of common stock for treasury                        (2,625)          (2,205)         (159)
         Proceeds from exercise of stock options                        7,120            5,262         4,303
                                                                      -------          -------       -------
            Net cash provided by (used in) financing activities         5,270         (10,961)        20,322
                                                                      -------          -------       -------
            Net increase (decrease) in cash and cash equivalents        6,776         (12,247)        22,208
         Cash and cash equivalents at beginning of year                13,732           25,979         3,771
                                                                      -------          -------       -------
         Cash and cash equivalents at end of year                   $  20,508       $   13,732    $   25,979
         Supplemental disclosure of cash flow information:            =======          =======       =======
          Cash paid for income taxes                                $   9,737       $    6,243    $   11,914
                                                                      =======          =======       =======
          Cash paid for interest net of amounts capitalized         $   1,078       $    1,934    $    2,311
         Supplemental disclosure of non-cash financing and
           investing activities:                                      =======          =======       =======
          Assets acquired under capital lease                       $   5,181       $    1,617    $       --
                                                                      =======          =======       =======

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

        RARE Hospitality International, Inc., including its wholly owned subsidiaries (the “Company”), is a multi-concept restaurant company operating in 28 states and the District of Columbia, which are located primarily in the Eastern half of the United States. At December 28, 2003, the Company operated the following restaurants:

                                CONCEPT                   NUMBER IN OPERATION
                             ---------------             ---------------------
                           LongHorn Steakhouse                    187
                           Bugaboo Creek Steak House               25
                           The Capital Grille                      17
                           Other specialty concepts                 2

        The Company is a partner in joint ventures that, in the aggregate, operate three LongHorn Steakhouse restaurants, which are managed by the Company.

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

        The Company effected a three-for-two stock split in the form of a 50% stock dividend paid on September 2, 2003 to shareholders of record on August 12, 2003. All references to the number of common shares and per share amounts prior to the stock split have been restated to give retroactive effect to the stock split for all periods presented.

ACCOUNTING CHANGE

        In November 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF 01-9 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons, free products or services and generally any other offers that entitle a customer to receive a reduction in the price of a product. Under EITF 01-9, the reduction in or refund of the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue. Prior to adopting the provisions of EITF 01-9, the Company recognized certain sales incentives as either general and administrative or restaurant operating expense. Although this pronouncement does not have any impact on the Company’s consolidated results of operations or financial position, the presentation prescribed has the effect of reducing net sales and operating expenses. The Company adopted EITF 01-9 as of the beginning of 2002 and has reclassified prior years’ sales and operating expenses to conform to the new presentation requirement. The reduction in net sales and operating expenses resulting from the adoption of EITF 01-9 amounted to $12,881,000 for 2001.

CASH EQUIVALENTS

        The Company considers all highly liquid investments which have original maturities of three months or less to be cash equivalents. Cash equivalents are comprised of overnight repurchase agreements and totaled approximately $16.0 million at December 28, 2003 and $9.8 million at December 29, 2002. The carrying amount of these instruments approximates their fair market values. All overdraft balances have been reclassified as current liabilities.

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

COMPUTER SOFTWARE FOR INTERNAL USE

        The Company accounts for the costs of developing or acquiring computer software in accordance with the American Institute of Certified Public Accountants SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 identifies the characteristics of internal-use software and specifies that once the preliminary project stage is complete, certain external direct costs, certain direct internal payroll and payroll-related costs and interest costs incurred during the development of computer software for internal use should be capitalized and amortized.

UNREDEEMED GIFT CERTIFICATES

        The Company records a liability for outstanding gift certificates at the time they are issued. Upon redemption, sales are recorded and the liability is reduced by the amount of certificates redeemed.

GOODWILL

        The Company adopted SFAS 142, “Goodwill and Other Intangible Assets”, effective as of the beginning of fiscal year 2002. SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. In the first quarter of fiscal 2002, the Company ceased amortization of goodwill and performed the required goodwill impairment testing. The fair value of each reporting unit was compared to its carrying value to determine whether there is an indication that impairment may exist. If an impairment of goodwill is determined to exist, it is measured as the excess of its carrying value over its fair value. Upon performing the initial and subsequent annual tests for impairment of the carrying value of the Company’s goodwill, it was concluded that there was no current indication of impairment to goodwill. Accordingly, no impairment losses have been recorded.

        As of the date of adoption of SFAS 142, the Company had unamortized goodwill in the amount of approximately $19.2 million. Amortization expense related to goodwill was approximately $1.1 million for fiscal years 2001. In accordance with SFAS 142, no goodwill amortization expense was recorded in the Company’s financial statements for fiscal 2003 or 2002.

OTHER ASSETS

        Other assets consist of debt issuance costs, trademarks, deposits, and purchased liquor licenses. Trademarks are amortized on a straight-line basis over five years. The Company applies the provisions of SFAS 142 to purchased liquor licenses; accordingly, in the first quarter of fiscal 2002, the Company ceased amortizing purchased liquor licenses and began testing the liquor licenses for impairment annually. There was no impairment in 2003 or 2002. Debt issuance costs are amortized on a straight-line basis over the term of the debt.

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

        Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by SFAS 123. The fair value of the options granted during 2003, 2002 and 2001 is estimated at approximately $5.8 million, $4.9 million and $8.6 million, respectively, on the date of grant, using the Black-Scholes option pricing model with the following assumptions:

                                                      2003       2002       2001
                                                      ----       ----       ----
                             Dividend yield              0          0          0
                             Volatility                44%        46%        51%
                             Risk-free interest rate 3.25%         4%         4%
                             Average expected life   5 yrs      5 yrs      6 yrs

        In accordance with the provisions of APB25, the Company did not recognize any compensation expense from the issuance of employee stock options. The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123 (in thousands except per share amounts):

                                                             2003          2002         2001
                                                             ----          ----         ----
    Net earnings, as reported                           $  42,277      $  33,439     $  26,158
    Total stock-based employee compensation
      expense determined under fair value methods
      for all awards, net of related tax effects            3,853          3,275         3,261
                                                        ---------      ---------     ---------
    Pro forma net earnings                              $  38,424      $  30,164     $  22,897
    Basic earnings per common share:                    =========      =========     =========
      Net earnings, as reported                         $    1.27      $    1.03     $    0.83
                                                        =========      =========     =========
      Net earnings, pro forma                           $    1.16      $    0.93     $    0.73
    Diluted earnings per common share:                  =========      =========     =========
      Diluted earnings, as reported                     $    1.21      $    0.98     $    0.79
                                                        =========      =========     =========
      Diluted earnings, pro forma                       $    1.12      $    0.89     $    0.70
                                                        =========      =========     =========

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends the transition and disclosure provisions of SFAS 123. The Company has not elected to use the fair value method of accounting for stock-based employee compensation. See Note 10 for further discussion of the Company's stock option plans.

ADVERTISING EXPENSES

         Advertising costs are expensed in the periods in which the costs are incurred. Total advertising expense included in operating expenses - restaurants was approximately $21.2 million, $16.8 million and $16.1 million for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

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

EARNINGS PER SHARE

         The Company accounts for earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual disclosure of earnings per share-basic and diluted. Basic earnings per share equals net earnings divided by the weighted average number of common shares outstanding and does not include the dilutive effects of stock options and restricted stock. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding after giving effect to dilutive stock options and restricted stock.

         The following table presents a reconciliation of weighted average shares and earnings per share amounts (amounts in thousands, except per share data):

                                                                    2003           2002          2001
               Weighted average number of common shares used      ------         ------        ------
                 in basic calculation                             33,162         32,586        31,503
               Dilutive effect of restricted stock awards            179            146           111
               Dilutive effect of net shares issuable
                 pursuant to stock option plans                    1,502          1,536         1,602
               Weighted average number of common shares used   ---------     ----------     ---------
                 in diluted calculation                           34,843         34,268        33,216
                                                               =========     ==========     =========
                   Net earnings                                $  42,277     $   33,439     $  26,158
                                                               =========     ==========     =========
               Basic earnings per common share                 $    1.27     $     1.03     $    0.83
                                                               =========     ==========     =========
               Diluted earnings per common share               $    1.21     $     0.98     $    0.79
                                                               =========     ==========     =========

         Options to purchase 82,402 shares of common stock at December 28, 2003, were excluded from the computation of diluted earnings per common share because the related exercise prices were greater than the average market price for 2003 and would have been antidilutive.

ACCOUNTS RECEIVABLE

        Accounts receivable is primarily comprised of amounts due from the Company’s credit card processor.

FINANCIAL INSTRUMENTS

        The carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and obligations under capital leases approximates their fair value. The fair value of a financial instrument is the amount for which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

        For cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses the carrying amounts approximate fair value because of the short maturity of these financial instruments. The fair value of the Company’s obligations under capital leases is estimated by discounting future cash flows for these instruments at rates currently offered to the Company for similar debt or long-term leases, as appropriate.

DERIVATIVE FINANCIAL INSTRUMENTS

        The Company, from time to time, has used interest rate swap agreements in the management of interest rate risk. The Company carries all derivative instruments on the balance sheet at fair value. Prior to November 2002, the Company used interest rate swap agreements to effectively fix the interest rate on a portion of the variable rate borrowings under the Company’s $100.0 million revolving credit facility (see Note 5). These interest rate swap agreements were classified as a hedge of a cash flow exposure under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and accordingly, the effective portion of the initial fair value and subsequent changes in the fair value of those agreements are reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted cash flows affect earnings.

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

         At December 28, 2003 the Company had no interest rate swap agreements.

USE OF ESTIMATES

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

        During 2003, net earnings were the same as comprehensive income. For 2002 and 2001, comprehensive income includes net earnings adjusted for net unrealized losses on interest rate swaps.

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

        As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $19.2 million. Amortization expense related to goodwill was approximately $1.1 million for fiscal year 2001. In accordance with SFAS 142, no goodwill amortization expense was recorded in the Company’s financial statements for 2003 or 2002. For the foreseeable future, management believes the only impact on the Company’s consolidated financial statements from the adoption of SFAS 142 will be the elimination of goodwill amortization expense.

        The proforma effects of the adoption of SFAS 142 on net earnings and basic and diluted earnings per share is as follows (in thousands, except per share amounts):

                                                           2003             2002             2001
                                                           ----             ----             ----
    Net earnings, as reported                           $  42,277        $  33,439        $  26,158
    Goodwill amortization, net of tax benefit                  --               --              679
                                                        ---------        ---------        ---------
    Net earnings, pro forma                             $  42,277        $  33,439        $  26,837
                                                        =========        =========        =========
    Basic earnings per common share:
    Net earnings, as reported                           $    1.27        $    1.03        $    0.83
    Goodwill amortization, net of tax benefit                  --               --             0.02
                                                        ---------        ---------        ---------
    Net earnings, pro forma                             $    1.27        $    1.03        $    0.85
                                                        =========        =========        =========
    Diluted earnings per common share:
    Net earnings, as reported                           $    1.21        $    0.98        $    0.79
    Goodwill amortization, net of tax benefit                  --               --             0.02
                                                        ---------        ---------        ---------
    Net earnings, pro forma                             $    1.21        $    0.98        $    0.81
                                                        =========        =========        =========

RECENTLY ISSUED ACCOUNTING STANDARDS

        In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB issued modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Non-Special Purpose Entities created prior to February 1, 2003, should be accounted for under the revised interpretation’s provisions no later than the first quarter of fiscal 2004. The Company has adopted FIN 46, which did not have, and the Company does not expect the Revised Interpretations to have an impact on the Company’s consolidated financial statements.

        In April 2003, the FASB issied SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for hedging relationships designated and contracts entered into or modified after June 30, 2003, except for the provisions that relate to SFAS No. 133 implementation issues, which will continue to be applied in accordance with their respective dates. The adoption of SFAS No. 149 in the third quarter of 2003 did not impact the Company’s consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS No. 150 and it did not have a material impact on the Company’s consolidated financial statements.

RECLASSIFICATIONS

        Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform with the 2003 presentation. Assets under the Company’s Supplemental Deferred Compensation Plan equate to the liabilities under the plan (see Note 7 for further discussion of the Company’s Supplemental Deferred Compensation Plan). The asset and corresponding liability account balances at December 29, 2003 and December 28, 2002, were approximately $4.1 million and $2.4 million, respectively. The asset and liability accounts were netted for balance sheet presentation prior to 2003. For 2003 presentation, these amounts have been shown as separate non-current assets and liabilities. The respective asset and liability amounts have been reclassified in the 2002 consolidated balance sheet to conform with the 2003 presentation.

(2)     PROVISION FOR ASSET IMPAIRMENTS, RESTAURANT CLOSINGS, AND OTHER CHARGES

        The provision for asset impairments, restaurant closings, and other charges of $495,000 in fiscal 2002 consisted of the write down of one LongHorn Steakhouse restaurant. The amount of the charge was determined under SFAS 144 by comparing discounted expected future cash flows to the carrying value of impaired assets.

         The provision for asset impairments, restaurant closings, and other charges of $2.8 million in fiscal 2001 consisted primarily of the write down of five LongHorn Steakhouse restaurants. The amount of the charge was determined under SFAS 121 by comparing discounted expected future cash flows to the carrying value of impaired assets.

(3)     PROPERTY AND EQUIPMENT

        Major classes of property and equipment at December 28, 2003 and December 29, 2002 are summarized as follows (in thousands):

                                                                   2003                 2002
                                                                  ------                ------
                      Land and improvements                  $    53,083           $    44,585
                      Buildings                                   55,874                45,978
                      Leasehold improvements                     209,934               182,022
                      Assets under capital lease                  27,807                22,626
                      Restaurant equipment                        87,232                72,970
                      Furniture and fixtures                      40,443                36,366
                      Construction in progress                    26,084                16,896
                                                               ---------             ---------
                                                                 500,457               421,443
                      Less accumulated depreciation
                        and amortization                         146,009               121,670
                                                               ---------             ---------
                                                               $ 354,448             $ 299,773
                                                               =========             =========

        During 2003, 2002 and 2001, the Company capitalized interest during construction of approximately $1,067,000, $978,000 and $826,000, respectively, as a component of property and equipment.

        The Company has, in the normal course of business, entered into agreements with vendors for the purchase of restaurant equipment, furniture, fixtures, buildings, and improvements for restaurants that have not yet opened. At December 28, 2003, such commitments totaled approximately $21.5 million.

(4)     ACCRUED EXPENSES

        Accrued expenses consist of the following at December 28, 2003 and December 29, 2002 (in thousands):

                                                                   2003                  2002
                                                                  ------                ------
                      Accrued self insurance reserves           $  5,300               $ 4,200
                      Accrued provision for asset impairments,
                        restaurant closings, and other charges       454                   536
                      Accrued rent                                 9,076                 7,362
                      Accrued compensation                        10,529                 8,071
                      Other taxes accrued                          5,909                 5,777
                      Accrued gift certificate liability          19,402                15,174
                      Other                                        4,548                 2,895
                                                                --------              --------
                                                                $ 55,218              $ 44,015
                                                                ========              ========

(5)      DEBT

        The Company has a variable interest rate revolving credit facility (the “Revolving Credit Facility”), which permits the Company to borrow up to $100.0 million through the termination date in November 2007. The Revolving Credit Facility is the result of amendments to and a restatement of the Company’s previous $100.0 million credit facility. The Revolving Credit Facility bears interest at the Company’s option of LIBOR plus a margin of 1.25% to 1.75% (the “applicable margin”) depending on the Company’s leverage ratio or the administrative agent’s prime rate of interest, and requires payment of a commitment fee on any unused portion at a rate of 0.3% to 0.4% per year (depending on the Company’s leverage ratio). At December 28, 2003 and December 29, 2002, the applicable margin was 1.25%. On December 28, 2003 and December 27, 2002, there were no amounts outstanding under the Company’s revolving credit facility. The commitment fee on the unused portion of the Revolving Credit Facility on December 28, 2003, and on December 29, 2002 was 0.3% per year. Amounts available under the Company’s revolving credit facility totaled $100.0 million on both December 28, 2003 and December 29, 2002, respectively.

        The Revolving Credit Facility restricts payment of dividends, without prior approval of the lender, and contains certain financial covenants, including debt to capitalization, leverage and interest coverage ratios, as well as minimum net worth and maximum capital expenditure covenants. The Revolving Credit Facility is secured by the common stock of entities that own substantially all of the Bugaboo Creek Steak House and The Capital Grille restaurants. At December 28, 2003, the Company was in compliance with the provisions of the Revolving Credit Facility.

(6)     INCOME TAXES

         Income tax (benefit) expense consists of (in thousands):

                                                                 CURRENT      DEFERRED       TOTAL
                                                                 -------      --------       -----
                      Year ended December 28, 2003:
                        U.S. Federal                           $  14,764      $   3,510     $  18,274
                        State and local                            1,688            401         2,089
                                                               ---------      ---------     ---------
                                                               $  16,452      $   3,911     $  20,363
                      Year ended December 29, 2002:            =========      =========     =========
                        U.S. Federal                           $   9,314      $   5,001     $  14,315
                        State and local                            1,064            572         1,636
                                                               ---------      ---------     ---------
                                                                 $10,378      $   5,573       $15,951
                                                               =========      =========     =========
                      Year ended December 30, 2001:
                        U.S. Federal                           $  12,049      $    (739)     $ 11,310
                        State and local                            1,377            (84)        1,293
                                                               ---------      ---------     ---------
                                                               $  13,426      $    (823)     $ 12,603
                                                               =========      =========     =========

        The differences between the statutory Federal income tax rate and the effective income tax rate reflected in the consolidated statements of operations are as follows:

                                                                    2003           2002          2001
                                                                   -----          -----         -----
               Federal statutory income tax rate                    35.0%          35.0%         35.0%
               State income taxes, net of federal benefit            2.6            2.6           2.6
               Meals and entertainment                               0.1            0.1           0.1
               FICA tip credit                                      (4.7)          (4.8)         (5.2)
               Other                                                (0.5)          (0.6)           --
                                                                   -----          -----         ------
                     Effective tax rates                            32.5%          32.3%         32.5%
                                                                   =====          =====         =====

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 28, 2003 and December 29, 2002 are presented below (in thousands):

                                                                                   2003         2002
                  Deferred tax assets (liabilities):                               ----         ----
                    Provisions for restaurant closings, and other charges       $ 1,667      $ 2,115
                    Accrued rent                                                  3,413        2,768
                    Accrued joint venture contract termination                       --          115
                    Pre-opening costs                                                57          138
                    Accrued insurance                                               362          403
                    Accrued workers' compensation                                   860          582
                    Property and equipment                                       (6,628)      (1,954)
                    Deferred Compensation Plan                                    1,689          911
                    Restricted stock                                              1,148          759
                    Smallwares                                                   (2,495)      (2,192)
                    Other                                                          (638)        (299)
                                                                                -------     --------
                       Net deferred tax asset (liability)                       $  (565)    $  3,346
                                                                                =======     ========

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

(7)      EMPLOYEE BENEFIT PLANS

        The Company provides employees who meet minimum service requirements with retirement benefits under a 401(k) plan (the “RARE Plan”). Under the RARE Plan, eligible employees may make contributions of between 1% and 20% of their annual compensation. Effective for 2000, contributions to the RARE Plan by officers and highly compensated employees were limited to 2% of their annual compensation and effective for 2001, officers and highly compensated employees do not participate in this plan. The Company makes quarterly matching contributions in an amount equal to 50% of the first 5% of employee compensation contributed, resulting in a maximum Company contribution of 2.5% of employee compensation. The Company’s expense under the RARE Plan was $592,000, $627,000 and $574,000 for 2003, 2002 and 2001, respectively.

        Effective January 1, 2000, the Company implemented the Supplemental Deferred Compensation Plan (the “Supplemental Plan”), a nonqualified plan which allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The maximum aggregate amount deferred under the Supplemental Plan and the RARE Plan could not exceed the lesser of 20% of annual compensation or $20,000. The Company makes quarterly matching contributions in an amount equal to 50% of employee contributions, not to exceed the lesser of 2.5% of the employee’s total annual compensation or $5,000. The Company’s expense under the Supplemental Plan was $414,000, $324,000 and $302,000 for 2003, 2002 and 2001, respectively. Company contributions to both the RARE Plan and the Supplemental Plan vest at the rate of 20% each year beginning after the employee’s first year of service.

        The Company entered into a rabbi trust agreement to protect the assets of the Supplemental Plan. Each participant’s account is comprised of their contribution, the Company’s matching contribution and each participant’s share of earnings or losses in the plan. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested,” the accounts of the rabbi trust are reported in the Company’s consolidated financial statements. The Company’s consolidated balance sheet includes the investments in other non-current assets and the offsetting obligation is included in other non-current liabilities. The deferred compensation plan investments are considered trading securities and are reported at fair value with the realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, are recorded in operating income.

(8)     LEASES AND RELATED COMMITMENTS

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

        Future minimum lease payments under capital lease obligations and noncancelable operating leases at December 28, 2003 are as follows (in thousands):

                              YEARS ENDING AT OR                         CAPITAL     OPERATING
                              ABOUT DECEMBER 31:                         -------     ----------
                                       2004                              $ 2,593      $ 17,228
                                       2005                                2,665        16,259
                                       2006                                2,738        14,517
                                       2007                                2,763        13,318
                                       2008                                2,869        10,540
                                       Thereafter                         49,575        47,101
                                                                          ------      --------
                              Total minimum lease payments                63,203      $118,963
                                                                                      ========
                              Less imputed interest (at 9%)               35,617
                                                                          ------
                              Present value of minimum lease payments     27,586
                              Less current maturities                        124
                              Obligations under capital leases,           ------
                                excluding current maturities           $  27,462
                                                                          ======

        Rental expense consisted of the following amounts (in thousands):
                                                             2003           2002          2001
                                                             ---            ----          ----
                      Minimum lease payments              $17,746        $15,961       $14,686
                      Contingent rentals                    2,219          1,721         1,651
                                                          -------        -------       -------
                      Total rental expense                $19,965        $17,682       $16,337
                                                          =======        =======       =======

(9)     SHAREHOLDERS' EQUITY

        In September 2001, the Company’s Board of Directors authorized the Company to use up to $15.0 million to purchase shares of its common stock through open market transactions, block purchases or in privately negotiated transactions through September 2002. In July 2002, the Company’s Board of Directors extended this share repurchase program through April 2003. During the third quarter of 2001, the Company purchased 15,000 shares of its common stock for a total purchase price of approximately $159,000 (average price of $10.60 per share). During the fourth quarter of 2002, the Company purchased 127,500 shares of its common stock for a total purchase price of approximately $2,205,000 (average price of $17.29 per share). During the first quarter of 2003, the Company purchased 150,000 shares of its common stock for a total purchase price of approximately $2,625,000 (average price of $17.50 per share). On July 23, 2003, the Company’s Board of Directors authorized the Company to purchase up to an additional $25.0 million of its common stock from time-to-time through May 2005.

        In February 2001, the Company completed a public offering for 3.45 million shares of its common stock. Net proceeds to the Company from this offering were approximately $57.6 million.

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

(10)     STOCK OPTIONS

        The Company’s Amended and Restated 2002 Long-Term Incentive Plan (the “2002 Plan”), provides for the granting of incentive stock options, nonqualified stock options, and restricted stock to employees, officers, directors, consultants, and advisors. All stock options issued under the 2002 Plan were granted at prices which equate to or were higher than current market value on the date of the grant, are generally exercisable after three to five years, and must be exercised within ten years from the date of grant. The aggregate number of shares authorized to be awarded under the 2002 Plan is 2,250,000. Not more than 300,000 of such aggregate number of shares may be granted as awards of restricted stock.

        The Company’s 1997 Long-Term Incentive Plan, as amended (the “1997 Plan”), provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock, dividend equivalents and other stock based awards to employees, officers, directors, consultants, and advisors. All stock options issued under the 1997 Plan were granted at prices which equate to or were higher than current market value on the date of the grant, are generally exercisable after three to five years, and must be exercised within ten years from the date of grant. The 1997 Plan authorized the granting of options to purchase 2,981,250 shares of common stock.

        The Company’s Amended and Restated 1996 Stock Plan for Outside Directors (the “1996 Stock Option Plan”) provides for the automatic granting of non-qualified stock options to outside directors. The 1996 Stock Option Plan authorizes the granting of options to purchase up to an aggregate of 225,000 shares of common stock. All stock options issued under the 1996 Stock Option Plan are granted at prices which are equal to the current market value on the date of the grant, become exercisable six months and one day after the date of grant, and must be exercised within ten years from the date of grant.

        As of December 28, 2003 and December 29, 2002, options to purchase 2,019,575 and 2,242,701 shares of common stock, respectively, were exercisable at weighted average exercise prices of $10.04 and $7.89 per share, respectively. Option activity under the Company’s stock option plans is as follows:

                                                                                WEIGHTED
                                                                 SHARES      AVERAGE PRICE
                                                                 ------      -------------
                      Outstanding at December 31, 2000         3,850,652      $    7.12

                      Granted in 2001                          1,113,375          14.65
                      Exercised in 2001                         (635,672)          6.93
                      Canceled in 2001                          (222,463)         10.69
                                                               ---------
                      Outstanding at December 30, 2001         4,105,892           9.01

                      Granted in 2002                            651,642          16.54
                      Exercised in 2002                         (744,545)          7.17
                      Canceled in 2002                           (73,812)         12.11
                                                               ---------
                      Outstanding at December 29, 2002         3,939,177          10.57
                                                               ---------
                      Granted in 2003                            732,003          20.01
                      Exercised in 2003                         (907,252)          7.85
                      Canceled in 2003                           (31,753)         16.17
                                                               ---------
                      Outstanding at December 28, 2003         3,732,175          12.99
                                                               =========

        The following table summarizes information concerning options outstanding and exercisable as of December 28, 2003:

                                                    OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                       ------------------------------------------    ------------------------
                                                           WEIGHTED      WEIGHTED                    WEIGHTED
                                                           AVERAGE       AVERAGE                     AVERAGE
                                          NUMBER          REMAINING      EXERCISE       NUMBER       EXERCISE
    RANGE OF EXERCISE PRICES            OUTSTANDING         LIFE          PRICE      EXERCISABLE      PRICE
    ------------------------           ------------       ---------    ----------    -----------    ---------

     $0.01 to  $5.00                       59,475           3.7         $  4.34         59,475       $  4.34
     $5.01 to $10.00                    1,477,907           5.1            7.62      1,282,157          7.50
    $10.01 to $15.00                      798,878           7.0           14.41        389,636         14.26
    $15.01 to $20.00                    1,136,728           8.6           17.33        288,307         16.80
    $20.01 to $25.00                      250,187           9.6           22.04             --            --
    $25.01 or greater                       9,000           9.8           25.60             --            --

(11)     COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

        The Company has entered into purchasing agreements with certain meat suppliers requiring the Company to purchase contracted quantities of meat at established prices through their expiration on varying dates in 2004 and 2005. The quantities contracted for are based on usage projections management believes to be conservative estimates of actual requirements during the contract terms. The Company does not anticipate any material adverse effect on its financial condition or results of operations from these contracts.

OTHER

        Under the Company’s insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company’s preference to self-insure a significant portion of certain expected losses related primarily to workers’ compensation, employee medical, employment practices and general liability costs. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims incurred.

        The Company has deposits totaling $4.6 million at December 28, 2003 that are being maintained as security under the Company’s workers’ compensation policies.

        The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company’s financial condition or results of operations.

(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 28, 2003 and December 29, 2002 (in thousands, except per share data):

                                          First        Second         Third         Fourth       Total
                                         Quarter       Quarter       Quarter        Quarter      Year
    2003:                                -------       -------       -------        -------      ----
      Revenues                        $ 164,149      $ 168,620     $ 166,247     $ 181,816    $ 680,832
      Operating income                   17,698         16,359        11,862        18,036       63,955
      Earnings before income taxes       17,334         16,064        11,525        17,717       62,640
      Net earnings                       11,701         10,840         7,779        11,957       42,277
      Net earnings per share*:
        Basic                              0.36           0.33          0.23          0.36         1.27
        Diluted                            0.34           0.31          0.22          0.34         1.21

    2002:
      Revenues                        $ 145,298      $ 145,386     $ 139,942     $ 153,878    $ 584,504
      Operating income                   15,159         13,977        10,121        13,839       53,096
      Earnings before income taxes       14,530         13,436         9,506        11,918       49,390
      Net earnings                        9,735          9,141         6,416         8,147       33,439
      Net earnings per share*:
        Basic                              0.30           0.28          0.20          0.25         1.03
        Diluted                            0.29           0.26          0.19          0.24         0.98

         *     Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

        In accordance with the Securities Exchange Act Rule 13a-15, the Company’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures were effective. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of such evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information about directors and nominees for director and executive officers of the Registrant is incorporated herein by reference from the sections of the Registrant’s definitive Proxy Statement to be delivered to shareholders of the Registrant in connection with the annual meeting of shareholders to be held May 10, 2004 (the “Proxy Statement”) entitled “Certain Information Concerning Nominees and Directors”, and “Meetings of the Board of Directors and Committees”, “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

        Information regarding executive compensation is incorporated herein by reference from the section of the Proxy Statement entitled “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Benefits to Named Executive Officers and Others.” In no event shall the information contained in the Proxy Statement under the sections entitled “Shareholder Return Analysis,” or “Compensation Committee Report on Executive Compensation” be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this item is incorporated herein by reference from the section of the Proxy Statement entitled “Beneficial Owners of More Than Five Percent of the Company’s Common Stock; Shares Held by Directors and Executive Officers.” Information required by this Item is incorporated herein by reference from Item 5, “Equity Compensation Plan Information” in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding Certain Relationships and Related Transactions is incorporated herein by reference from the section of the Proxy Statement entitled “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information regarding principal accounting fees and services is incorporated herein by reference from the section of the Proxy Statement entitled “Ratification of Selection of Auditors.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) LISTING OF FINANCIAL STATEMENTS

The following financial statements of the Registrant are set forth herein in Part II, Item 8:

         Consolidated Balance Sheets as of December 28, 2003 and December 29, 2002

         Consolidated Statements of Operations - For Each of the Years in the Three-Year Period Ended December 28, 2003

         Consolidated Statements of Shareholders' Equity and Comprehensive Income - For Each of the Years in the Three-Year Period         Ended December 28, 2003

         Consolidated Statements of Cash Flows - For Each of the Years in the Three-Year Period Ended December 28, 2003

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
  10(a)        -- Second Amended and Restated Credit Agreement dated November 21, 2002, by and among the Registrant and Wachovia Bank, National Association as Administrative Agent and
                  Fleet National Bank as Syndication Agent, SunTrust Bank as Documentation Agent and
                  South Trust Bank as Co-Agent (incorporated herein by reference from Exhibit 10(a) of the Registrant's annual report on Form 10-K for the fiscal year ended December 29,
                  2002).
  10(b)        -- LongHorn Steaks, Inc. Amended and Restated 1992 Incentive Plan, as amended
                  (incorporated herein by reference from Exhibit 10(b) of the Registrant's annual report on Form 10-K for the fiscal year ended December 29, 2002).
  10(c)        -- RARE Hospitality International, Inc. 1996 Stock Plan for Outside Directors, as
                  amended (incorporated herein by reference from Exhibit 10(c) of the Registrant's annual report on Form 10-K for the fiscal year ended December 29, 2002).
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
  10(h)        -- Form of stock option agreement under which options were granted to non-executive officer employees on the same terms as the RARE Hospitality International, Inc. 1997
                  Long-Term Incentive Plan, but not under that plan.
  10(i)        -- RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term
                  Incentive Plan (incorporated herein by reference from Appendix A of the Registrant's
                  Definitive Proxy Statement as filed with the Commission on April 11, 2003).
  10(j)        -- Employment Agreement dated April 28, 2003 between the Registrant and Philip J.
                  Hickey, Jr. (incorporated herein by reference from Exhibit 10.1 of the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003).
  10(k)        -- Employment Agreement dated April 28, 2003 between the Registrant and Eugene I. Lee,
                  Jr.(incorporated herein by reference from Exhibit 10.2 of the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003).
  10(l)        -- Employment Agreement dated April 28, 2003 between the Registrant and W. Douglas Benn
                  (incorporated herein by reference from Exhibit 10.3 of the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003).
  10(m)        -- Employment Agreement dated April 28, 2003 between the Registrant and Joia M. Johnson
                  (incorporated herein by reference from Exhibit 10.4 of the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003).
  10(n)        -- Employment Agreement dated April 28, 2003 between the Registrant and Thomas W.
                  Gathers (incorporated herein by reference from Exhibit 10.5 of the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003).
  10(o)        -- Employment Agreement dated October 15, 2001 between the Registrant and David C.
                  George (incorporated herein by reference from Exhibit 10.6 of the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003).
  10(p)        -- Employment Agreement dated October 1, 2002 between the Registrant and Dennis
                  Pedra (incorporated herein by reference from Exhibit 10.7 of the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003).
  21(a)        -- Subsidiaries of the Company.
  23(a)        -- Consent of KPMG LLP.
  31(a)        -- Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
  31(b)        -- Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
  32(a)        -- Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1).
  32(b)        -- Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1).
  99(a)        -- Safe Harbor Compliance Statement.

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

                                                   RARE Hospitality International, Inc.

                                                   By: /s/Philip J. Hickey, Jr.
                                                       -------------------------
                                                       Philip J. Hickey, Jr.
                                                       Chairman of the Board and
                                                       Chief Executive Officer

    Date: March  12, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                   Date

    By  /s/ Philip J. Hickey, Jr.                  March 12, 2004
       -----------------------------
        Philip J. Hickey, Jr.
        Chairman of the Board and
        Chief Executive Officer
        (Principal Executive Officer)

    By  /s/ W. Douglas Benn                        March 12, 2004
       ---------------------------
        W. Douglas Benn
        Executive Vice President, Finance and
        Chief Financial Officer
        (Principal Financial and Accounting Officer)

    By  /s/ Roger L. Boeve                         March 12, 2004
        -------------------------
        Roger L. Boeve
        Director

    By  /s/ Carolyn H. Byrd                        March 12, 2004
        -------------------------
        Carolyn H. Byrd
        Director

    By  /s/ Don L. Chapman                         March 12, 2004
        -------------------------
        Don L. Chapman
        Director

    By                                             March     , 2004
        -------------------------
        James D. Dixon
        Director

    By  /s/ Dick R. Holbrook                       March 12, 2004
        -------------------------
        Dick R. Holbrook
        Director

    By  /s/ Lewis H. Jordan                        March 12, 2004
        -----------------------
        Lewis H. Jordan
        Director

    By  /s/ Eugene I. Lee, Jr.                     March 12, 2004
        ---------------------------
        Eugene I. Lee, Jr.
        President, Chief Operating Officer
        and Director

    By  /s/ George W. McKerrow, Sr.                March 12, 2004
        ------------------------------------
        George W. McKerrow, Sr.
        Director

    By  /s/ Ronald W. San Martin                   March 12, 2004
        -------------------------------
        Ronald W. San Martin
        Director