Form 10-Q
period 2004-03-28
RARE HOSPITALITY INTERNATIONAL INC
filed 2004-05-06
CIK 883976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended March 28, 2004

Commission file number 0-19924

RARE Hospitality International, Inc.

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1498312 (I. R. S. Employer Identification No.)

8215 Roswell Rd; Bldg. 600; Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

(770) 399-9595
(Registrant’s telephone number, including area code)

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

[XX]  Yes     [   ]  No

As of May 29, 2004, there were 33,982,988 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 28,	December 28,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$14,830	$20,508
Short-term investments	33,138	24,036
Accounts receivable	8,819	8,730
Inventories	17,039	16,558
Prepaid expenses	4,524	5,039
Refundable income taxes	736	2,162
Deferred income taxes	5,847	4,887

Total current assets	84,933	81,920
Property & equipment, less accumulated depreciation	382,720	354,448
Goodwill, net	19,187	19,187
Other	10,557	8,987

Total assets	$497,397	$464,542

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,152	$18,729
Accrued expenses	52,086	55,218
Current installments of obligations under capital leases	176	124

Total current liabilities	71,414	74,071
Obligations under capital leases, net of current installments	39,053	27,462
Deferred income taxes	9,963	5,452
Other	4,910	4,131

Total liabilities	125,340	111,116
Minority interest	1,391	1,371
Shareholders’ equity:
Preferred stock	—	—
Common stock	207,497	203,624
Unearned compensation-restricted stock	(1,392)	(1,303)
Retained earnings	169,550	154,723
Treasury stock at cost; 293 shares in 2004 and 2003	(4,989)	(4,989)

Total shareholders’ equity	370,666	352,055

Total liabilities and shareholders’equity	$497,397	$464,542

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	13 Weeks Ended
	March 28,	March 30,
	2004	2003
Revenues:
Restaurant sales:
LongHorn Steakhouse	$145,159	$118,659
The Capital Grille	29,837	23,455
Bugaboo Creek Steak House	24,286	20,235
Specialty concepts	1,736	1,709

Total restaurant sales	201,018	164,058
Franchise revenues	99	91

Total revenues	201,117	164,149

Costs and expenses:
Cost of restaurant sales	72,574	58,640
Operating expenses - restaurants	85,673	70,626
Depreciation and amortization - restaurants	7,179	6,257
Pre-opening expense - restaurants	1,594	1,057
General and administrative expenses	11,660	9,871

Total costs and expenses	178,680	146,451

Operating income	22,437	17,698
Interest expense, net	116	246
Minority interest	109	118

Earnings before income taxes	22,212	17,334
Income tax expense	7,385	5,633

Net earnings	$14,827	$11,701

Weighted average common shares outstanding:
Basic	33,592	32,869

Diluted	35,576	34,609

Basic earnings per common share	$0.44	$0.36

Diluted earnings per common share	$0.42	$0.34

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity
and Comprehensive Income
For the quarter ended March 28, 2004
(In thousands, unaudited)

	Common Stock					Accumulated Other	Total
			Restricted	Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Stock	Earnings	Stock	Income (Loss)	Equity
Balance, December 28, 2003	34,042	$203,624	$(1,303)	$154,723	$(4,989)	$—	$352,055
Net earnings and other comprehensive income	—	—	—	14,827	—	—	14,827
Amortization of restricted stock	—	—	258	—	—	—	258
Issuance of shares pursuant to restricted stock award	14	347	(347)	—	—	—	—
Issuance of shares pursuant to exercise of stock options	209	2,235	—	—	—	—	2,235
Tax benefit of stock options exercised	—	1,291	—	—	—	—	1,291

Balance, March 28, 2004	34,265	$207,497	$(1,392)	$169,550	$(4,989)	$—	$370,666

     See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	13 Weeks Ended
	March 28,	March 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$14,827	$11,701
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,798	6,637
Changes in working capital accounts	(7,866)	(8,254)
Minority interest	109	118
Deferred tax expense	3,551	2,765
Purchase of short-term investments	(9,102)	(5,066)

Net cash provided by operating activities	9,317	7,901

Cash flows from investing activities:
Purchase of property and equipment	(24,133)	(15,041)

Net cash used by investing activities	(24,133)	(15,041)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,235	2,791
Distributions to minority partners	(89)	(85)
Purchase of common stock for treasury	—	(2,625)
Increase in checks outstanding included in accounts payable and accrued liabilities	7,017	5,422
Principal payments on capital leases	(25)	(15)

Net cash provided by financing activities	9,138	5,488

Net decrease in cash and cash equivalents	(5,678)	(1,652)
Cash and cash equivalents, beginning of period	20,508	13,732

Cash and cash equivalents, end of period	$14,830	$12,080

Supplemental disclosure of cash flow information Cash paid for income taxes	$1,118	$184

Cash paid for interest net of amounts capitalized	$227	$240

Supplemental disclosure of non-cash financing and investing activities:
Assets acquired under capital lease	$11,668	$—

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of March 28, 2004 and December 28, 2003 and for the quarters ended March 28, 2004 and March 30, 2003 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

The Company records revenues for normal recurring sales upon the performance of services. Revenues from the sales of franchises are recognized as income when substantially all of the Company’s material obligations under the franchise agreement have been performed. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The fiscal quarters ended March 28, 2004 and March 30, 2003 each contained 13 weeks and are referred to hereafter as the first quarter of 2004 and the first quarter of 2003, respectively.

2.	New Accounting Pronouncements

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

The Company has adopted FIN 46 and the Revised Interpretations, neither of which had an impact on the Company’s consolidated financial statements.

3.	Shareholders’ Equity and Stock Based Compensation

The Company has stock option plans that provide for the granting of incentive and non-qualified stock options to employees, officers, directors, consultants, and advisors. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans as permitted under SFAS 123 and SFAS 148. Accordingly, no compensation cost has been recognized for the Company’s stock option plans. Had the compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value methodology of SFAS 123, the Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

	13 Weeks Ended
	March 28,	March 30,
	2004	2003
Net earnings, as reported	$14,827	$11,701
Stock-based compensation expense determined under fair value method for all awards, net of tax	989	835

Proforma net earnings	$13,838	$10,866

Earnings per share:
Basic – as reported	$0.44	$0.36

Basic – proforma	$0.41	$0.33

Diluted – as reported	$0.42	$0.34

Diluted – proforma	$0.39	$0.32

4.	Long-Term Debt

At March 28, 2004, no borrowings were outstanding under the Company’s $100.0 million revolving credit agreement, and the Company was in compliance with all of its compliance provisions. Interest expense is reported net of $119,000 and $91,000 of interest income in the first quarter of 2004 and 2003, respectively. Interest capitalized in the first quarter of 2004 and 2003 was $417,000 and $230,000, respectively.

5.	Income Taxes

Income tax expense for the first quarter of 2004 has been provided for based on an estimated 33.25% effective tax rate expected to be applicable for the full 2004 fiscal year. The effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits and work opportunity tax credits (both are a reduction in income tax expense) partially offset by state income taxes.

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

	13 Weeks Ended
	March 28,	March 30,
	2004	2003
Net earnings	$14,827	$11,701

Basic weighted average shares outstanding	33,592	32,869
Dilutive effect of stock options	1,781	1,581
Dilutive effect of restricted stock	203	159

Diluted weighted average shares outstanding	35,576	34,609

Basic earnings per common share	$0.44	$0.36

Diluted earnings per common share	$0.42	$0.34

7.	Comprehensive Income

For the quarters ended March 28, 2004 and March 30, 2003, there was no difference between the Company’s net earnings and comprehensive income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First quarter 2004 compared to first quarter 2003

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 22.5% to approximately $201.1 million for the first quarter of 2004 compared to approximately $164.1 million for the first quarter of 2003. Same store sales comparisons for each of the Company’s restaurant concepts for the first quarter of 2004, consist of sales at restaurants opened prior to July 1, 2002.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants increased 22.3% to approximately $145.2 million for the first quarter of 2004 compared to approximately $118.7 million for the first quarter of 2003. The increase reflects a 11.0% increase in restaurant operating weeks in the first quarter of 2004 as compared to the same period of the prior year, resulting from an increase in the restaurant base from 174 LongHorn Steakhouse restaurants at the end of the first quarter of 2003 to 194 at the end of the first quarter of 2004. Average weekly sales for all LongHorn Steakhouse restaurants in the first quarter of 2004 were $58,602, a 10.2% increase as compared to $53,163 for the first quarter of 2003. Same store sales for the comparable LongHorn Steakhouse restaurants increased 8.1% in the first quarter of 2004, as compared to the same period in 2003, due to an increase in guest counts and average check. Average weekly sales increased at a greater rate than same store sales due to the strong performance of newer LongHorn Steakhouse restaurants not currently in the same store sales base.

The Capital Grille:

Sales in The Capital Grille restaurants increased 27.2% to approximately $29.8 million for the first quarter of 2004, compared to approximately $23.5 million for the same period in 2003. The increase reflects a 13.3% increase in restaurant operating weeks in the first quarter of 2004 as compared to the same period of the prior year, resulting from an increase in the restaurant base from 15 The Capital Grille restaurants at the end of the first quarter of 2003 to 17 at the end of the first quarter of 2004. Average weekly sales for all The Capital Grille restaurants in the first quarter of 2004 were $135,008, a 12.2% increase, as compared to $120,279 for the comparable period in 2003. Same store sales for the comparable The Capital Grille restaurants increased 13.9% in the first quarter of 2004 as compared to the same period in 2003 primarily due to an increase in guest counts and, to a lesser extent, an increase in average check.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants increased 20.0% to approximately $24.3 million for the first quarter of 2004, compared to approximately $20.2 million for the same period in 2003. The increase reflects a 16.8% increase in restaurant operating weeks in the first quarter of 2004 as compared to the prior year, resulting from the increase in the restaurant base from 22 Bugaboo Creek Steak House restaurants at the end of the first quarter of 2003 to 26 at the end of the first quarter of 2004. The increase also reflects a 2.8% increase in average weekly sales for all Bugaboo Creek Steak House restaurants in the first quarter of 2004 to $72,713, from average weekly sales of $70,753 for the comparable period of 2003. Same store sales for the comparable Bugaboo Creek Steak House restaurants in the first quarter of 2004 increased 5.4% as compared to the same period in 2003 due to an increase in average check partially offset by a slight decrease in customer counts.

Franchise Revenue:

Franchise revenues increased to $99,000 for the first quarter of 2004, from $91,000 for the same period in 2003 reflecting increased sales at the Company’s three franchised restaurants.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales increased to 36.1% for the first quarter of 2004 from 35.7% for the same period of 2003. Increased contract pricing on commodities in 2004, particularly higher pricing with respect to new beef contracts, was partially offset by a 2% – 3% increase in menu prices. The Company is currently under fixed price contracts with respect to approximately 85-90% of its protein products for the remainder of 2004 and into early 2005. The Company expects its cost of restaurant sales as a percentage of restaurant sales in 2004 to be higher than the comparable quarter of 2003 by 0.7% to 0.8% for the last three quarters of 2004. Many of the food products, other than protein products, purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors, which are outside the control of the Company.

Restaurant operating expense as a percentage of restaurant sales decreased to 42.6% for the first quarter of 2004 as compared to 43.0% for the same period of 2003. This decrease as a percentage of restaurant sales was due to greater leverage of fixed and semi-fixed expenses resulting from increased sales at existing restaurants in 2004, which were partially offset by increased bonus compensation earned at the restaurant level. Restaurant depreciation decreased to approximately 3.6% of restaurant sales in the first quarter of 2004 from approximately 3.8% of restaurant sales in the corresponding period of the prior year due to the favorable leveraging effect of higher average weekly sales.

Pre-opening expense for the first quarter of 2004 increased to $1,594,000, from $1,057,000 in the same period of the prior year. The amounts charged to pre-opening expense in any period are dependent upon the number of restaurants opened and the restaurant concept.

General and administrative expenses as a percentage of total revenues decreased to 5.8% for the first quarter of 2004 as compared to 6.0% for the corresponding period of the prior year. This decrease is primarily due to greater leverage of fixed and semi-fixed expenses resulting from increased sales at existing restaurants.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income increased to approximately $22.4 million for the first quarter of 2004 from approximately $17.7 million for the corresponding period of the prior year.

Interest expense, net decreased to $116,000 in the first quarter of 2004 from $246,000 in the same period of the prior year. The decrease in interest expense, net is primarily due to an increase in the dollar amount of interest capitalized. The amount of interest capitalized follows the relative pace of new restaurant construction.

Minority interest expense decreased to $109,000 for the first quarter of 2004 from $118,000 for the same period of the prior year.

Income tax expense for the first quarter of 2004 was 33.25% of earnings before income taxes, based on the effective tax rate expected to be applicable for the full 2004 fiscal year. This compares to 32.5% of earnings before income taxes for the first quarter of 2003. The increased effective income tax rate reflects the impact of state tax law changes and the adjustment of all previous deferred tax liabilities to the new higher rates. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits and work opportunity tax credits partially offset by state income taxes.

Net earnings increased to $14.8 million for the first quarter of 2004 from net earnings of $11.7 million for the first quarter of 2003, reflecting the net effect of the items discussed above.

Outlook for Future Operating Results
The Company expects 2004 diluted earnings per common share in a range of $1.39 to $1.41. This level of earnings per common share assumes same store sales increases in a range of 3% — 4% for each of the Company’s growth concepts for the last three quarters of 2004, as well as the projected restaurant openings discussed below.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, the remodeling of existing restaurants and selected acquisitions. During the first quarter of 2004 the Company’s principal sources of working capital were cash provided by operating activities ($9.3 million), an increase in checks outstanding ($7.0 million) and proceeds from the exercise of employee stock options ($2.2 million). For the first quarter of 2004, the principal use of working capital was capital expenditures ($24.1 million) for new and improved facilities.

The Company intends to open 23 to 24 LongHorn Steakhouse restaurants, two or three The Capital Grille restaurants and four Bugaboo Creek Steak House restaurants in fiscal year 2004. The Company estimates that its capital expenditures for fiscal year 2004 will be approximately $83 - 88 million. During the first quarter of 2004, the Company opened seven LongHorn Steakhouse restaurants and one Bugaboo Creek Steak House restaurant. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100.0 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through the year 2006.

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

Forward-Looking Statements

Statements contained in this report concerning liquidity and capital resources and future operating results contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-Q, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: failure of facts to conform to necessary management estimates and assumptions regarding financial and operating matters; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large restaurant base; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; unusual weather patterns or events; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; legislation affecting the restaurant industry; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks identified from time to time in the Company’s SEC reports, including the Company’s Annual Report on Form 10-K for 2003, registration statements and public announcements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company may be exposed to market risk from changes in interest rates on debt.

As of March 28, 2004, the Company had no borrowings outstanding under its $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 1.75% (the “applicable margin” depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest at the Company’s option. Accordingly, the Company may be exposed to the impact of interest rate movements. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps.

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At March 28, 2004, the Company had $11.6 million in high-grade overnight repurchase agreements, and $33.1 million in short-term investments in the form of federal, state, and municipal bonds. As of March 28, 2004, the Company has classified all short-term investments as trading securities. The market risk on such investments is minimal due to their short-term nature.

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, the Company’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of such evaluation.

Part II - Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits Filed.

31(a) — Certification of Principal Executive Officer pursuant to Rule
13a-14(a) of the Exchange Act.

31(b) — Certification of Principal Financial Officer pursuant to Rule
13a-14(a) of the Exchange Act.

32(a) — Certification of Principal Executive Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. (1).

32(b) — Certification of Principal Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. (1).

(1)	These exhibits are deemed to accompany this report and are not “filed” as part of the report.

(b)	Reports filed on Form 8-K. None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2004	/s/ W. Douglas Benn
W. Douglas Benn
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)