Form 10-Q
period 2004-06-27
RARE HOSPITALITY INTERNATIONAL INC
filed 2004-08-05
CIK 883976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended June 27, 2004

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

XX Yes           No

As of July 30, 2004, there were 33,881,221 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

Index

Part I - Financial Information                                           Page
                                                                         ----

     Item 1. Consolidated Financial Statements:

                 Consolidated Balance Sheets as of
                 June 27, 2004 and December 28, 2003                       1

                 Consolidated Statements of Earnings
                 for the quarters and six months ended
                 June 27, 2004  and June 29, 2003                          2

                 Consolidated Statement of Shareholders' Equity
                 and Comprehensive Income for the six months
                 ended June 27, 2004                                       3

                 Condensed Consolidated Statements of Cash Flows
                 for the six months ended June 27, 2004 and
                 June 29, 2003                                             4

                 Notes to the Consolidated Financial Statements           5-9

     Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            9-12

     Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                             12-13

     Item 4. Controls and Procedures                                      13

Part II - Other Information

     Item 1. Legal Proceedings                                            13

     Item 2. Changes in Securities and Use of Proceeds                    13

     Item 3. Defaults Upon Senior Securities                              13

     Item 4. Submission of Matters to a Vote of Securities
                 Holders                                                 13-14

     Item 5. Other Information                                            14

     Item 6. Exhibits and Reports on Form 8-K                             14

     Signatures                                                           15

Part I. Financial Information
Item 1. Financial Statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

                                                  June 27,                 December 28,
Assets                                              2004                        2003
------                                              ----                        ----

Current assets:
    Cash and cash equivalents                       $  8,265                 $ 20,508
    Short-term investments                            26,251                   24,036
    Accounts receivable                                8,803                    8,730
    Inventories                                       17,545                   16,558
    Prepaid expenses                                   4,617                    5,039
    Refundable income taxes                            3,420                    2,162
    Deferred income taxes                              6,901                    4,887
                                                    --------                 --------
        Total current assets                          75,802                   81,920

Property & equipment, less accumulated
  depreciation                                       397,418                  354,448
Goodwill, net                                         19,187                   19,187
Other                                                 11,107                    8,987
                                                    --------                 --------
        Total assets                                $503,514                 $464,542
                                                    ========                 ========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                $ 16,155                 $ 18,729
    Accrued expenses                                  52,878                   55,218
    Current installments of obligations under
        capital leases                                   205                      124
                                                    --------                 --------
        Total current liabilities                     69,238                   74,071

Obligations under capital leases, net
  of current installments                             38,995                   27,462
Deferred income taxes                                 11,101                    5,452
Other                                                  5,439                    4,131
                                                    --------                 --------
        Total liabilities                            124,773                  111,116

Minority interest                                      1,363                    1,371

Shareholders' equity:
    Preferred stock                                       --                       --
    Common stock                                     209,182                  203,624
    Unearned compensation-restricted stock            (1,454)                 (1,303)
    Retained earnings                                182,827                  154,723
    Treasury stock at cost; 593,000 shares
     in 2004 and 293,000 shares in 2003             (13,177)                  (4,989)
                                                    --------                 --------

        Total shareholders' equity                   377,378                  352,055
                                                    --------                 --------
        Total liabilities and shareholders'
         equity                                     $503,514                 $464,542
                                                    ========                 ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

                                                  Quarter Ended                Six months Ended
                                                  -------------                ----------------
Revenues:                                    June 27,       June 29,        June 27,       June 29,
                                               2004           2003            2004           2003
                                               ----           ----            ----           ----
   Restaurant sales:
     LongHorn Steakhouse                      $147,183      $121,661         $292,342       $240,320
     The Capital Grille                         31,113        24,653           60,950         48,107
     Bugaboo Creek Steak House                  23,615        20,249           47,901         40,484
     Specialty concepts                          2,052         1,959            3,788          3,669
                                              --------      --------         --------       --------
        Total restaurant sales                 203,963       168,522          404,981        332,580
  Franchise revenues                               101            98              200            189
                                              --------      --------         --------       --------
        Total revenues                         204,064       168,620          405,181        332,769
                                              --------      --------         --------       --------
Costs and expenses:
   Cost of restaurant sales                     75,152        60,518          147,726        119,158
   Operating expenses - restaurants             87,911        73,591          173,584        144,217
   Depreciation and amortization
     - restaurants                               7,457         6,460           14,636         12,717
   Pre-opening expense                           1,612         1,668            3,206          2,725
   General and administrative expenses          11,746        10,024           23,406         19,895
                                              --------      --------         --------       --------
        Total costs and expenses               183,878       152,261          362,558        298,712
                                              --------      --------         --------       --------
     Operating income                           20,186        16,359           42,623         34,057
Interest expense, net                              207           213              323            459
Minority interest                                   92            82              201            200
                                              --------      --------         --------       --------
   Earnings before income taxes                 19,887        16,064           42,099         33,398
Income tax expense                               6,610         5,224           13,995         10,857
                                              --------      --------         --------       --------
        Net earnings                          $ 13,277      $ 10,840         $ 28,104       $ 22,541
                                              ========      ========         ========       ========

Basic earnings per common share               $   0.39      $   0.33         $   0.84       $   0.68
                                              ========      ========         ========       ========
Diluted earnings per common share             $   0.37      $   0.31         $   0.79       $   0.65
                                              ========      ========         ========       ========

Weighted average common shares outstanding:
   Basic                                        33,646        33,092           33,618         32,981
                                              ========      ========         ========       ========
   Diluted                                      35,585        34,763           35,551         34,700
                                              ========      ========         ========       ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statement of Shareholders' Equity
And Comprehensive Income
For the six months ended June 27, 2004
(In thousands, unaudited)

                                     Common Stock
                                     ------------                                             Total
                                                      Restricted    Retained     Treasury  Shareholders'
                                Shares       Amount      Stock      Earnings       Stock      Equity
                                ------       ------      -----      --------       -----      ------

Balance, December 28, 2003      34,042      $203,624    $(1,303)    $154,723     $  (4,989)   $352,055

Net earnings and comprehensive
  income                            --            --         --       28,104            --      28,104
Amortization of restricted
  stock                             --            --        509           --            --         509
Purchase of common stock
  for treasury                      --            --         --           --        (8,188)     (8,188)
Issuance of shares pursuant
  to restricted stock award         26           660       (660)          --            --          --
Issuance of shares pursuant
  to exercise of stock
  options                          297         3,031         --           --            --       3,031
Tax benefit of stock options
  exercised                         --         1,867         --           --            --       1,867
                                ------      --------     ------      -------      --------    --------

Balance, June 27, 2004          34,365      $209,182    $(1,454)    $182,827      $(13,177)   $377,378
                                ======      ========    ========    ========      =========   ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

                                                                 Six Months Ended
                                                                 ----------------

                                                              June 27,       June 29,
                                                                2004           2003
                                                                ----           ----
Cash Flows from operating activities:
  Net earnings                                               $  28,104       $  22,541
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                             15,856          13,494
      Changes in working capital accounts                       (8,727)         (5,580)
      Minority interest                                            201             200
      Deferred tax expense                                       3,635           3,428

  Purchase of short-term investments                            (2,215)        (5,228)
                                                             ----------      ---------

  Net cash provided by operating activities                     36,854          34,083
                                                             ---------       ---------

Cash flows from investing activities:
  Purchase of property and equipment                           (46,635)        (35,241)
                                                             ----------      ----------

  Net cash used by investing activities                        (46,635)        (35,241)
                                                             ----------      ----------

Cash flows from financing activities:
  Distributions to minority partners                              (209)           (192)
  Increase in bank overdraft included in
    accounts payable                                             2,958           1,665
  Principal payments on capital leases                             (54)            (37)
  Purchase of common stock for treasury                         (8,188)        (2,625)
  Proceeds from exercise of stock options                        3,031           3,816
                                                             ---------       ---------

  Net cash (used in) provided by financing activities          (2,462)           2,627
                                                             ---------       ---------

Net (decrease) in cash and cash equivalents                    (12,243)        (3,759)
Cash and cash equivalents, beginning of period                  20,508          13,732
                                                             ---------       ---------

Cash and cash equivalents, end of period                      $  8,265        $  9,973
                                                             =========       =========

Supplemental disclosure of cash flow information
  Cash paid for income taxes                                  $  9,745        $  6,285
                                                             =========       =========

  Cash paid for interest                                      $  1,284        $  1,007
                                                             =========       =========

Supplemental disclosure of non-cash financing and
  investing activities:
Assets acquired under capital lease                           $ 11,668        $     --
                                                             =========       =========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of June 27, 2004 and December 28, 2003 and for the quarters and six months ended June 27, 2004 and June 29, 2003 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Certain amounts for the prior year have been reclassified to conform with the current year’s presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

The Company records revenues for normal recurring sales upon the performance of services. Revenues from the sales of franchises are recognized as income when substantially all of the Company’s material obligations under the franchise agreement have been performed. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in each calendar year. Each of the four fiscal quarters is typically made up of 13 weeks. The fiscal quarters and year-to-date periods ended June 27, 2004, and June 29, 2003 each contained 13 weeks and 26 weeks, respectively.

2. New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB issued modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Non-Special Purpose Entities created prior to February 1, 2003, should be accounted for under the revised interpretation’s provisions no later than the first quarter of fiscal 2004. As of the beginning of 2004, the Company adopted FIN 46 and the Revised Interpretations, neither of which had an impact on the Company’s consolidated financial statements.

3. Shareholders' Equity and Stock Based Compensation

During the second quarter of 2004, the Company purchased 300,000 shares of its common stock for a total purchase price of approximately $8,188,000 (average price of $27.29 per share). As of June 27, 2004, approximately $16,812,000 remained available under the Company’s $25.0 million share repurchase authorization.

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

                                               Quarter Ended             Six Months Ended
                                               -------------             ----------------
                                           June 27,      June 29,       June 27,     June 29,
                                             2004          2003           2004         2003
                                             ----          ----           ----         ----

Net earnings, as reported                  $ 13,277       $ 10,840      $ 28,104     $ 22,541
Stock-based compensation expense
  determined under fair value
  method for all awards, net of tax           1,098            958         2,087        1,793
                                           --------       --------      --------     --------
Proforma net earnings                      $ 12,179       $  9,882      $ 26,017     $ 20,748
                                           ========       ========      ========     ========
Earnings per share:

Basic - as reported                        $   0.39       $   0.33      $   0.84     $   0.68
                                           ========       ========      ========     ========
Basic - proforma                           $   0.36       $   0.30      $   0.77     $   0.63
                                           ========       ========      ========     ========
Diluted - as reported                      $   0.37       $   0.31      $   0.79     $   0.65
                                           ========       ========      ========     ========
Diluted - proforma                         $   0.35       $   0.29      $   0.74     $   0.61
                                           ========       ========      ========     ========

4. Long-Term Debt

At June 27, 2004, no borrowings were outstanding under the Company’s $100 million revolving credit agreement, and the Company was in compliance with all of its compliance provisions. Interest expense is reported net of interest income, which equated to $67,000 and $96,000 for the second quarter of 2004 and 2003, respectively and to $187,000 for the first six months of both 2004 and 2003. Interest capitalized in the second quarter of 2004 and 2003 was $413,000 and $274,000, respectively, and was $829,000 and $504,000, for the first six months of 2004 and 2003, respectively.

5. Income Taxes

Income tax expense for the second quarter and first six months of 2004 has been provided for based on an estimated 33.25% effective tax rate expected to be applicable for the full 2004 fiscal year. The effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) and work opportunity tax credits partially offset by state income taxes.

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

                                                     Quarter Ended             Six months Ended
                                                     -------------             ----------------
                                                 June 27,      June 29,       June 27,     June 29,
                                                   2004          2003           2004         2003
                                                   ----          ----           ----         ----

Basic weighted average shares outstanding          33,646         33,092        33,618       32,981

Dilutive effect of stock options                    1,727          1,500         1,722        1,551
Dilutive effect of restricted stock                   212            171           211          168
                                                 --------       --------      --------     --------
Diluted weighted average shares outstanding        35,585         34,763        35,551       34,700
                                                 ========       ========      ========     ========
Net earnings                                     $ 13,277       $ 10,840      $ 28,104     $ 22,541
                                                 ========       ========      ========     ========
Basic earnings per common share                  $   0.39       $   0.33      $   0.84     $   0.68
                                                 ========       ========      ========     ========
Diluted earnings per common share                $   0.37       $   0.31      $   0.79     $   0.65
                                                 ========       ========      ========     ========

7. Comprehensive Income

For the quarter and six months ended June 27, 2004, there was no difference between the Company’s net earnings and comprehensive income.

Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 21.0% and 21.8% for the quarter and six months ended June 27, 2004, respectively, as compared to the same periods of the prior fiscal year.

Same store sales comparisons for each of the Company’s restaurant concepts for the quarter ended June 27, 2004, consist of sales at restaurants opened prior to September 30, 2002.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the quarter and six months ended June 27, 2004 increased 21.0% and 21.6%, respectively, as compared to the same periods of the prior year. The increase reflects (i) a 13.5% and 12.3% increase in restaurant operating weeks in the quarter and six months ended June 27, 2004, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 177 LongHorn Steakhouse restaurants at the end of the second quarter of 2003 to 201 at the end of the second quarter of 2004 and (ii) an increase in average weekly sales. Average weekly sales for all LongHorn Steakhouse restaurants in the second quarter of 2004 were $57,045, a 6.6% increase over the comparable period in 2003. Same store sales for the comparable LongHorn Steakhouse restaurants increased 6.0% in the second quarter of 2004 as compared to the same period in 2003, due primarily to an increase in average check.

The Capital Grille:

Sales in The Capital Grille restaurants for the quarter and six months ended June 27, 2004, increased 26.2% and 26.7%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects (i) a 12.8% and 13.1% increase in restaurant operating weeks for the quarter and six months ended June 27, 2004, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 16 The Capital Grille restaurants at the end of the second quarter 2003 to 18 restaurants at the end of the second quarter of 2004 and (ii) an increase in average weekly sales. Average weekly sales for all The Capital Grille restaurants in the second quarter of 2004 were $135,863, an 11.9% increase from the comparable period in 2003. Same store sales for the comparable The Capital Grille restaurants increased 13.2% in the second quarter of 2004, due to approximately equal increases in customer counts and average check.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants increased for the quarter and six months ended June 27, 2004, by 16.6% and 18.3%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects (i) a 16.2% and 16.5% increase in restaurant weeks in the quarter and six months ended June 27, 2004, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 23 Bugaboo Creek Steak House restaurants at the end of the second quarter of 2003 to 26 restaurants at the end of the second quarter of 2004 and (ii) an increase in average weekly sales. Average weekly sales for all Bugaboo Creek Steak House restaurants in the second quarter of 2004 were $69,866, a 0.4% increase from the comparable period for 2003. Same store sales for the comparable Bugaboo Creek Steak House restaurants in the second quarter of 2004 increased 2.5% as compared to the same period in 2003, due to an increase in average check partially offset by a decrease in customer counts.

Franchise Revenue:

Franchise revenues increased to $101,000 for the second quarter of 2004, from $98,000 for the same period in 2003 due to sales increases at the three franchised LongHorn Steakhouse restaurants in Puerto Rico.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales increased to 36.8% for the second quarter of 2004, from 35.9% for the second quarter of 2003, and increased to 36.5% for the first six months of 2004 as compared to 35.8% during the same period of 2003. This increase resulted primarily from higher contract pricing on commodities in 2004, particularly pricing with respect to new beef contracts, and was partially offset by a 2% - 3% increase in menu prices. The Company is currently under fixed price contracts with respect to its anticipated beef needs and these contracts are in effect for the remainder of 2004. The Company expects its cost of restaurant sales as a percentage of restaurant sales in the third quarter of 2004 to be higher than the comparable quarter of 2003 by 0.8% to 0.9%. Many of the food products, other than protein products, purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors, which are outside the control of the Company.

Restaurant operating expense as a percentage of restaurant sales decreased to 43.1% for the second quarter of 2004 from 43.7% for the second quarter of 2003 and decreased slightly to 42.9% for the first six months of 2004, as compared to 43.1% for the same period of 2003. These decreases in restaurant operating expenses as a percentage of restaurant sales for the 2004 periods as compared to the prior year are primarily due to the favorable leveraging effect on labor, utilities and other fixed and semi-fixed expenses of increases in average weekly sales.

Restaurant depreciation as a percentage of restaurant sales decreased to 3.7% for the second quarter and 3.6% for the first six months of 2004, as compared to 3.8% for the same periods of the prior fiscal year due to the favorable leveraging effect of higher average weekly sales.

Pre-opening expense for the second quarter of 2004 was $1,612,000, a decrease of $56,000 from the same period of the prior year. Pre-opening expense for the first six months of 2004 was $3.2 million as compared to $2.7 million during the same period of the prior year. The increase in pre-opening expense for the first six months of 2004, as compared to the same period of the prior year, was primarily due to accelerated expenditures in the first quarter of 2004, resulting from a greater number of planned new restaurant openings in 2004, as compared to 2003.

General and administrative expenses, as a percentage of total revenues, decreased to 5.8% for the second quarter of 2004 from 5.9% for the same period in 2003, and decreased to 5.8% for the first six months of 2004 from 6.0% for the same period of 2003. These decreases were principally due to greater leverage of fixed and semi-fixed general and administrative expenses resulting from higher average weekly sales volumes.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income increased to $20.2 million for the second quarter of 2004 and increased to $42.6 million for the first six months of 2004 as compared to $16.4 million and $34.1 million, respectively, for the same periods of the prior year.

Interest expense, net decreased to $207,000 in the second quarter of 2004, and $323,000 for the first six months of 2004, from $213,000 and $459,000 during the same periods of the prior year, primarily due to an increase in the level of capitalized interest associated with the Company’s new restaurant construction program. The Company had no amounts outstanding under the revolving credit facility during 2004 or 2003.

Minority interest expense increased to $92,000 for the second quarter and $201,000 for the first six months of 2003, from $82,000 and $200,000 for the same periods of the prior year, which reflects the joint venture partner’s share of the increased profitability of the Company’s three joint venture restaurants.

Income tax expense for the second quarter and first six months of 2004 was 33.25% of earnings before income taxes, which reflects the effective tax rate expected to be applicable for the full 2004 fiscal year. These rates in 2004 compared to a rate of 32.5% for the second quarter and first six months of 2003, which reflected the effective income tax rate for the full 2003 fiscal year. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits and work opportunity tax credits partially offset by state income taxes.

Net earnings increased to $13.3 million for the second quarter of 2004 from net earnings of $10.8 million for the second quarter of 2003 and increased to $28.1 million for the six months ended June 27, 2004 from $22.5 million for the six months ended June 29, 2003, reflecting the net effect of the items discussed above.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first six months of 2004 the Company’s principal sources of working capital were cash provided by operating activities ($36.8 million) and proceeds from the exercise of employee stock options ($3.0 million). For the first six months of 2004, the principal uses of working capital were capital expenditures ($46.6 million) for new and improved facilities, the purchase of short-term investments ($2.2 million) and the purchase of common stock for treasury ($8.2 million). As of June 27, 2004, the Company had no borrowings outstanding under its $100 million revolving credit facility.

The Company intends to open an aggregate 23 to 24 Company-owned LongHorn Steakhouse restaurants, three Bugaboo Creek Steak House restaurants and three The Capital Grille restaurants in fiscal year 2004. The Company estimates that its capital expenditures for fiscal year 2004 will be approximately $83-$88 million. During the first six months of 2004, the Company opened 14 LongHorn Steakhouse restaurants, one The Capital Grille restaurant and one Bugaboo Creek Steak House restaurant. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through the year 2005.

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

As of June 27, 2004, the Company had no borrowings outstanding under its $100 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest plus a margin of 0% to 0.75% (depending on the Company’s leverage ratio) at the Company’s option. Accordingly, the Company may be exposed to the impact of interest rate fluctuations. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps.

Cash Equivalents and Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At June 27, 2004, the Company had $6.2 million invested in high-grade overnight repurchase agreement cash equivalents, and $26.3 million in short-term investments in the form of Federal, state and municipal bonds. As of June 27, 2004, the Company has classified all short-term investments as trading securities. The market risk on such investments is minimal due to their short-term nature.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

The 2004 Annual Meeting of Shareholders of the Company was held on May 10, 2004 at which the following proposals were voted upon by the shareholders: (i) election of three Class III directors to serve until the 2007 Annual Meeting of Shareholders and the election of one Class I director to serve until the 2005 Annual Meeting of Shareholders; (ii) approval of amendments to the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan; and (iii) ratification of the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 26, 2004. Holders of 33,964,193 shares of the Company’s common stock were entitled to vote at that meeting. The shareholders elected three Class III directors with a term expiring at the 2007 Annual Meeting and one Class I director with a term expiring at the 2005 Annual Shareholder Meeting. As to each of the following named individuals, the holders of the indicated number of shares of the Company’s common stock voted for his election, and the holders of the indicated number of shares withheld authority to vote for election. There were no broker non-votes.

                                             Shares                          Shares Withholding
Class III                                  Voting For:                            Authority:
James D. Dixon                             30,709,728                               893,295
Eugene I. Lee, Jr.                         28,809,735                             2,793,288
Ronald W. San Martin                       16,076,522                            15,526,501

Class I
Roger L. Boeve                             30,611,785                               991,238

Carolyn H. Byrd, Philip J. Hickey, Jr., Dick R. Holbrook, Don L. Chapman, Lewis H. Jordan and George W. McKerrow, Sr. continued their terms as directors. Amendments to the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan were approved as follows: 22,100,880 shares voted in favor of approval; 7,749,874 shares voted against approval; 10,242 shares abstained; and there were 1,742,027 broker non-votes. The selection of KPMG LLP as independent auditors for the Company for the fiscal year ending December 26, 2004 was ratified as follows: 29,132,565 shares voted in favor of ratification; 2,448,323 shares voted against the ratification; 22,134 shares abstained; and there was 1 broker non-vote.

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
               (Principal Financial and
               Accounting Officer)

Date: August 5, 2004

Exhibit 31(a)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

  a)      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)      Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this Quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Quarterly report based on such evaluation; and

  c)      Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)      All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

               /s/ Philip J. Hickey, Jr.
               Philip J. Hickey, Jr.
               Chairman of the Board and
               Chief Executive Officer

               August 5, 2004

Exhibit 31(b)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

  a)      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)      Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this Quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Quarterly report based on such evaluation; and

  c)      Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)      All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

               /s/ W. Douglas Benn
               W. Douglas Benn
               Executive Vice President, Finance and
               Chief Financial Officer

               August 5, 2004

Exhibit 32(a)

CERTIFICATION PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of RARE Hospitality International, Inc. (the “Company”) on Form 10-Q for the period ended June 27, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip J. Hickey, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Philip J. Hickey, Jr.
Philip J. Hickey, Jr.
Chief Executive Officer
August 5, 2004

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to RARE Hospitality International, Inc. and will be retained by RARE Hospitality International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32(b)

CERTIFICATION PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of RARE Hospitality International, Inc. (the “Company”) on Form 10-Q for the period ended June 27, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, W. Douglas Benn, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ W. Douglas Benn
W. Douglas Benn
Chief Financial Officer
August 5, 2004

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to RARE Hospitality International, Inc. and will be retained by RARE Hospitality International, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.