Form 10-Q
period 2004-09-26
RARE HOSPITALITY INTERNATIONAL INC
filed 2004-11-02
CIK 883976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended September 26, 2004

Commission file number 0-19924

RARE Hospitality International, Inc.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization) 8215 Roswell Rd; Bldg. 600; Atlanta, GA (Address of principal executive offices)	58-1498312 (I. R. S. Employer Identification No.) 30350 (Zip Code)

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

  XX   Yes         No

As of October 29, 2004, there were 34,036,479 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

Part I. Financial InformationItem
1. Financial Statements

RARE Hospitality
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

Assets	September 26, 2004	December 28, 2003
Current assets:
Cash and cash equivalents	$7,528	$20,508
Short-term investments	24,576	24,036
Accounts receivable	8,982	8,730
Inventories	19,253	16,558
Prepaid expenses	5,730	5,039
Refundable income taxes	6,899	2,162
Deferred income taxes	5,670	4,887

Total current assets	78,638	81,920
Property & equipment, less accumulated depreciation	406,987	354,448
Goodwill, net	19,187	19,187
Other	13,462	8,987

Total assets	$518,274	$464,542

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$21,376	$18,729
Accrued expenses	52,768	55,218
Current installments of obligations under capital leases	177	124

Total current liabilities	74,321	74,071
Obligations under capital leases, net of current installments	35,289	27,462
Deferred income taxes	11,480	5,452
Other	5,868	4,131

Total liabilities	126,958	111,116
Minority interest	1,285	1,371
Shareholders' equity:
Common stock	213,391	203,624
Unearned compensation-restricted stock	(1,491)	(1,303)
Retained earnings	191,308	154,723
Treasury stock at cost; 593,000 shares
in 2004 and 293,000 shares in 2003	(13,177)	(4,989)

Total shareholders' equity	390,031	352,055

Total liabilities and shareholders' equity	$518,274	$464,542

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statements of Earnings
(In thousands, except per share data) (Unaudited)

	Quarter Ended		Nine months Ended
Revenues:	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Restaurant sales:
LongHorn Steakhouse	$138,857	$119,590	$431,199	$359,910
The Capital Grille	30,108	23,591	91,058	71,698
Bugaboo Creek Steak House	23,481	20,913	71,382	61,397
Specialty concepts	2,028	2,062	5,816	5,731

Total restaurant sales	194,474	166,156	599,455	498,736
Franchise revenues	94	91	294	280

Total revenues	194,568	166,247	599,749	499,016

Costs and expenses:
Cost of restaurant sales	72,222	60,289	219,948	179,447
Operating expenses - restaurants	88,094	75,669	261,678	219,886
Depreciation and amortization
- restaurants	7,770	6,728	22,406	19,445
Pre-opening expense	2,106	1,514	5,312	4,239
General and administrative expenses	11,174	10,185	34,580	30,080

Total costs and expenses	181,366	154,385	543,924	453,097

Operating income	13,202	11,862	55,825	45,919
Interest expense, net	459	283	782	742
Minority interest	37	54	238	254

Earnings before income taxes	12,706	11,525	54,805	44,923
Income tax expense	4,225	3,746	18,220	14,603

Net earnings	$8,481	$7,779	$36,585	$30,320

Basic earnings per common share	$0.25	$0.23	$1.09	$0.92

Diluted earnings per common share	$0.24	$0.22	$1.03	$0.87

Weighted average common shares outstanding:
Basic	33,639	33,271	33,617	33,078

Diluted	35,421	35,277	35,387	34,753

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
And Comprehensive Income
For the nine months ended September 26, 2004
(In thousands, unaudited)

	Common Stock
	Shares	Amount	Restricted Stock	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance, December 28, 2003	34,042	$203,624	$(1,303)	$154,723	$(4,989)	$352,055
Net earnings and comprehensive income	--	--	--	36,585	--	36,585
Amortization of restricted stock	--	--	802	--	--	802
Purchase of common stock for treasury	--	--	--	--	(8,188)	(8,188)
Issuance of shares pursuant to
restricted stock award	39	990	(990)	--	--	--
Issuance of shares pursuant to
exercise of stock options	518	5,558	--	--	--	5,558
Tax benefit of stock options exercised	--	3,219	--	--	--	3,219

Balance, September 26, 2004	34,599	$213,391	$(1,491)	$191,308	$(13,177)	$390,031

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003
Cash Flows from operating activities:
Net earnings	$36,585	$30,320
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	24,262	20,647
Changes in working capital accounts	(17,160)	(10,152)
Minority interest	238	254
Deferred tax expense	5,245	4,093
Purchase of short-term investments	(540)	(3,285)

Net cash provided by operating activities	48,630	41,877

Cash flows from investing activities:
Purchase of property and equipment	(68,014)	(53,446)

Net cash used by investing activities	(68,014)	(53,446)

Cash flows from financing activities:
Distributions to minority partners	(324)	(277)
Increase in bank overdraft included in
accounts payable	9,444	6,148
Principal payments on capital leases	(86)	(67)
Purchase of common stock for treasury	(8,188)	(2,625)
Proceeds from exercise of stock options	5,558	5,735

Net cash provided by financing activities	6,404	8,914

Net (decrease) in cash and cash equivalents	(12,980)	(2,655)
Cash and cash equivalents, beginning of period	20,508	13,732

Cash and cash equivalents, end of period	$7,528	$11,077

Supplemental disclosure of cash flow information
Cash paid for income taxes	$14,423	$8,719

Cash paid for interest	$2,063	$1,557

Supplemental disclosure of non-cash financing and
investing activities:
Assets acquired under capital lease	$7,966	$2,434

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of September 26, 2004 and December 28, 2003 and for the quarters and nine months ended September 26, 2004 and September 28, 2003 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Certain amounts for the prior year have been reclassified to conform with the current year’s presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

The Company records revenues for normal recurring sales upon the performance of services. Revenues from the sales of franchises are recognized as income when substantially all of the Company’s material obligations under the franchise agreement have been performed. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned.

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday in each calendar year. Each of the four fiscal quarters is typically made up of 13 weeks. The fiscal quarters and year-to-date periods ended September 26, 2004, and September 28, 2003 each contained 13 weeks and 39 weeks, respectively.

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

3. Shareholders’ Equity and Stock Based Compensation

During the second quarter of 2004, the Company purchased 300,000 shares of its common stock for a total purchase price of approximately $8,188,000 (average price of $27.29 per share). As of September 26, 2004, approximately $16,812,000 remained available under the Company’s $25.0 million share repurchase authorization.

The Company has stock option plans that provide for the granting of incentive and non-qualified stock options to employees, officers, directors, consultants, and advisors. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans as permitted under SFAS 123 and SFAS 148. Accordingly, no compensation cost has been recognized for the Company’s stock option plans. Had the compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value methodology of SFAS 123, the Company’s net earnings and earnings per share would have been as follows (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Net earnings, as reported	$8,481	$7,779	$36,585	$30,320
Stock-based compensation expense determined under
fair value method for all awards, net of tax	1,297	1,134	3,384	2,928

Proforma net earnings	$7,184	$6,645	$33,201	$27,392

Earnings per share:
Basic - as reported	$0.25	$0.23	$1.09	$0.92

Basic - proforma	$0.21	$0.20	$0.99	$0.83

Diluted - as reported	$0.24	$0.22	$1.03	$0.87

Diluted - proforma	$0.21	$0.19	$0.95	$0.79

4. Long-Term Debt

At September 26, 2004, no borrowings were outstanding under the Company’s $100 million revolving credit agreement, and the Company was in compliance with all of its compliance provisions. Interest expense is reported net of interest income, which equated to $64,000 and $70,000 for the third quarter of 2004 and 2003, respectively and to $251,000 and $257,000 for the first nine months of 2004 and 2003, respectively. Interest capitalized in the third quarter of 2004 and 2003 was $264,000 and $238,000, respectively, and was $1,094,000 and $741,000, for the first nine months of 2004 and 2003, respectively.

5. Income Taxes

Income tax expense for the third quarter and first nine months of 2004 has been provided for based on an estimated 33.25% effective tax rate expected to be applicable for the full 2004 fiscal year. The effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) and work opportunity tax credits partially offset by state income taxes.

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

	Quarter Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Basic weighted average shares outstanding	33,639	33,271	33,617	33,078
Dilutive effect of stock options	1,561	1,812	1,550	1,493
Dilutive effect of restricted stock	221	194	220	182

Diluted weighted average shares outstanding	35,421	35,277	35,387	34,753

Net earnings	$8,481	$7,779	$36,585	$30,320

Basic earnings per common share	$0.25	$0.23	$1.09	$0.92

Diluted earnings per common share	$0.24	$0.22	$1.03	$0.87

7. Comprehensive Income

For the quarter and nine months ended September 26, 2004, there was no difference between the Company’s net earnings and comprehensive income.

Item 2. Management’s Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 17.0% and 20.2% for the quarter and nine months ended September 26, 2004, respectively, as compared to the same periods of the prior fiscal year.

Same store sales comparisons for each of the Company’s restaurant concepts for the quarter ended September 26, 2004, consist of sales at restaurants opened prior to December 30, 2002.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the quarter and nine months ended September 26, 2004 increased 16.1% and 19.8%, respectively, as compared to the same periods of the prior year. The increase reflects (i) a 12.6% and 12.4% increase in restaurant operating weeks in the quarter and nine months ended September 26, 2004, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 183 LongHorn Steakhouse restaurants at the end of the third quarter of 2003 to 206 at the end of the third quarter of 2004 and (ii) an increase in average weekly sales. Average weekly sales for all LongHorn Steakhouse restaurants in the third quarter of 2004 were $52,498, a 3.1% increase over the comparable period in 2003. Same store sales for the comparable LongHorn Steakhouse restaurants increased 3.0% in the third quarter of 2004 as compared to the same period in 2003, due to an increase in average check partially offset by a decrease in customer counts.

The Capital Grille:

Sales in The Capital Grille restaurants for the quarter and nine months ended September 26, 2004, increased 27.6% and 27.0%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects (i) a 15.4% and 13.9% increase in restaurant operating weeks for the quarter and nine months ended September 26, 2004, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 16 The Capital Grille restaurants at the end of the third quarter 2003 to 19 restaurants at the end of the third quarter of 2004 and (ii) an increase in average weekly sales. Average weekly sales for all The Capital Grille restaurants in the third quarter of 2004 were $125,449, a 10.6% increase from the comparable period in 2003. Same store sales for the comparable The Capital Grille restaurants increased 11.0% in the third quarter of 2004, due to approximately equal increases in customer counts and average check.

Bugaboo Creek:

Sales in the Bugaboo Creek Steak House restaurants increased for the quarter and nine months ended September 26, 2004, by 12.3% and 16.3%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects (i) an 11.9% and 14.9% increase in restaurant weeks in the quarter and nine months ended September 26, 2004, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 24 Bugaboo Creek Steak House restaurants at the end of the third quarter of 2003 to 26 restaurants at the end of the third quarter of 2004 and (ii) an increase in average weekly sales. Average weekly sales for all Bugaboo Creek Steak House restaurants in the third quarter of 2004 were $69,471, a 0.3% increase from the comparable period for 2003. Same store sales for the comparable Bugaboo Creek Steak House restaurants in the third quarter of 2004 increased 2.3% as compared to the same period in 2003, due to an increase in average check partially offset by a decrease in customer counts.

Franchise Revenue:

Franchise revenues increased to $94,000 for the third quarter of 2004, from $91,000 for the same period in 2003 due to sales increases at the three franchised LongHorn Steakhouse restaurants in Puerto Rico.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales increased to 37.1% for the third quarter of 2004, from 36.3% for the third quarter of 2003, and increased to 36.7% for the first nine months of 2004 as compared to 36.0% during the same period of 2003. This increase resulted primarily from higher contract pricing on commodities in 2004, particularly pricing with respect to beef contracts, and was partially offset by a 2% — 3% increase in menu prices. The Company is currently under fixed price contracts with respect to its anticipated beef needs and these contracts are in effect for the remainder of 2004. The Company expects its cost of restaurant sales as a percentage of restaurant sales in the fourth quarter of 2004 to be higher than the comparable quarter of 2003 by 90 to 100 basis points. Many of the food products, other than protein products, purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors, which are outside the control of the Company.

Restaurant operating expense as a percentage of restaurant sales decreased to 45.3% for the third quarter of 2004 from 45.5% for the third quarter of 2003 and decreased to 43.7% for the first nine months of 2004, as compared to 44.1% for the same period of 2003. These decreases in restaurant operating expenses as a percentage of restaurant sales for the 2004 periods as compared to the prior year are primarily due to the favorable leveraging effect on labor, utilities and other fixed and semi-fixed expenses of increases in average weekly sales.

Restaurant depreciation as a percentage of restaurant sales remained flat at 4.0% for the third quarter of 2004 and 2003 and decreased slightly for the first nine months of 2004, as compared to the same periods of the prior fiscal year due to the favorable leveraging effect of higher average weekly sales.

Pre-opening expense for the third quarter of 2004 was approximately $2.1 million, an increase of approximately $0.6 million from the same period of the prior year. Pre-opening expense for the first nine months of 2004 was $5.3 million as compared to $4.2 million during the same period of the prior year. The increase in pre-opening expense for the first nine months of 2004, as compared to the same period of the prior year, was primarily due to increased expenditures in the first quarter of 2004, resulting from a greater number of planned new restaurant openings in 2004, as compared to 2003.

General and administrative expenses, as a percentage of total revenues, decreased to 5.7% for the third quarter of 2004 from 6.1% for the same period in 2003, and decreased to 5.8% for the first nine months of 2004 from 6.0% for the same period of 2003. These decreases were principally due to greater leverage of fixed and semi-fixed general and administrative expenses resulting from higher average weekly sales volumes.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income increased to $13.2 million for the third quarter of 2004 and increased to $55.8 million for the first nine months of 2004 as compared to $11.9 million and $45.9 million, respectively, for the same periods of the prior year.

Interest expense, net increased to $459,000 in the third quarter of 2004, and $782,000 for the first nine months of 2004, from $283,000 and $742,000 during the same periods of the prior year, due to the interest expense associated with new capital lease obligations partially offset by an increase in the level of capitalized interest associated with the Company’s new restaurant construction program. The Company had no amounts outstanding under the revolving credit facility during 2004 or 2003.

Minority interest expense decreased to $37,000 for the third quarter and $238,000 for the first nine months of 2004, from $54,000 and $254,000 for the same periods of the prior year, which reflects the joint venture partner’s share of the decreased profitability of the Company’s three joint venture restaurants located in Florida. This decrease in profitability was primarily due to the impact of the hurricanes during the third quarter of 2004.

Income tax expense for the third quarter and first nine months of 2004 was 33.25% of earnings before income taxes, which reflects the effective tax rate expected to be applicable for the full 2004 fiscal year. These rates in 2004 compared to a rate of 32.5% for the third quarter and first nine months of 2003, which reflected the effective income tax rate for the full 2003 fiscal year. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits and work opportunity tax credits partially offset by state income taxes.  The American Jobs Creation Act of 2004 was signed into law on October 22, 2004.  No significant changes to the Company's deferred tax asset and liability account balances or effective tax rate are anticipated as a result of this Act.

Net earnings increased to $8.5 million for the third quarter of 2004 from net earnings of $7.8 million for the third quarter of 2003 and increased to $36.6 million for the nine months ended September 26, 2004 from $30.3 million for the nine months ended September 28, 2003, reflecting the net effect of the items discussed above.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the remodeling of existing restaurants. During the first nine months of 2004 the Company’s principal sources of working capital were cash provided by operating activities ($48.6 million) and proceeds from the exercise of employee stock options ($5.6 million). For the first nine months of 2004, the principal uses of working capital were capital expenditures ($68.0 million) for new and improved facilities and the purchase of common stock for treasury ($8.2 million). As of September 26, 2004, the Company had no borrowings outstanding under its $100 million revolving credit facility.

The Company intends to open 24 Company-owned LongHorn Steakhouse restaurants, three Bugaboo Creek Steak House restaurants and three The Capital Grille restaurants in fiscal year 2004. The Company estimates that its capital expenditures for fiscal year 2004 will be approximately $85-$88 million. During the first nine months of 2004, the Company opened 20 LongHorn Steakhouse restaurants, two The Capital Grille restaurants and one Bugaboo Creek Steak House restaurant. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through the year 2006.

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

Forward-Looking Statements

Statements contained in this report concerning liquidity and capital resources and future operating results contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-Q, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: failure of facts to conform to necessary management estimates and assumptions regarding financial and operating matters; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large restaurant base; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; unusual weather patterns or events; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef; unforeseen increases in commodity pricing; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; legislation affecting the restaurant industry; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks identified from time to time in the Company’s SEC reports, including the Company’s Annual Report on Form 10-K for 2003, registration statements and public announcements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company may be exposed to market risk from changes in interest rates on debt.

As of September 26, 2004, the Company had no borrowings outstanding under its $100 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 2.0% (depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest plus a margin of 0% to 0.75% (depending on the Company’s leverage ratio) at the Company’s option. Accordingly, the Company may be exposed to the impact of interest rate fluctuations. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps.

Cash Equivalents and Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At September 26, 2004, the Company had $5.6 million invested in high-grade overnight repurchase agreement cash equivalents, and $24.6 million in short-term investments in the form of Federal, state and municipal bonds. As of September 26, 2004, the Company has classified all short-term investments as trading securities. The market risk on such investments is minimal due to their short-term nature.

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

Part II — Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

As described in its most recent definitive proxy statement, RARE Hospitality International, Inc. (the “Company”) and each of its named executive officers are parties to an employment agreement dated April 28, 2003, with a term that was to end on April 27, 2005, unless renewed on or before October 27, 2004. On October 27, 2004 the Company and each of the named executive officers amended their respective employment agreement to provide for a term ending April 27, 2006, unless renewed on or before October 27, 2005. The material terms of the employment agreements are described below. In addition, on October 27, 2004, the Company and three other executive officers entered into employment agreements, the material terms of which are described below.

The Company and Philip J. Hickey, Jr. (“Mr. Hickey, Jr.”), Chairman of the Board of Directors and Chief Executive Officer of the Company, are parties to an employment agreement (the “Hickey, Jr. Employment Agreement”) dated April 28, 2003. The Hickey, Jr. Employment Agreement was amended on October 27, 2004 to provide for a term ending April 27, 2006, unless renewed on or before October 27, 2005. Mr. Hickey, Jr. currently receives an annual salary of $600,000. During the term of the Hickey, Jr. Employment Agreement, as amended, Mr. Hickey, Jr. is eligible for a bonus of not less than 100% of his salary. He currently receives an annual bonus of up to 150% of his annual salary as determined and paid in accordance with a bonus program for the executive officers of the Company. The Hickey, Jr. Employment Agreement, as amended, requires that Mr. Hickey, Jr. be eligible to receive stock options of the Company. It also provides certain death and disability benefits as well as certain additional payments in the event that the Company terminates Mr. Hickey, Jr.‘s employment without Cause (as defined in the agreement) or in the event of a Change in Control (as defined in the agreement).

The Company and Eugene I. Lee, Jr. (“Mr. Lee Jr.”), President and Chief Operating Officer of the Company, are parties to an employment agreement (the “Lee, Jr. Employment Agreement”) dated April 28, 2003. The Lee, Jr. Employment Agreement was amended on October 27, 2004 to provide for a term ending April 27, 2006, unless renewed on or before October 27, 2005. Mr. Lee, Jr. currently receives an annual salary of $400,000. During the term of the Lee, Jr. Employment Agreement, as amended, Mr. Lee, Jr. is eligible for a bonus of not less than 100% of his salary. He currently receives an annual bonus of up to 150% of his annual salary as determined and paid in accordance with a bonus program for the executive officers of the Company. The Lee, Jr. Employment Agreement, as amended, requires that Mr. Lee, Jr. be eligible to receive stock options of the Company. It also provides certain death and disability benefits as well as certain additional payments in the event that the Company terminates Mr. Lee, Jr.‘s employment without Cause (as defined in the agreement) or in the event of a Change in Control (as defined in the agreement).

The Company and W. Douglas Benn (“Mr. Benn”), Executive Vice President, Finance and Chief Financial Officer of the Company, are parties to an employment agreement (the “Benn Employment Agreement”) dated April 28, 2003. The Benn Employment Agreement was amended on October 27, 2004 to provide for a term ending April 27, 2006, unless renewed on or before October 27, 2005. Mr. Benn currently receives an annual salary of $300,000. During the term of the Benn Employment Agreement, as amended, Mr. Benn is eligible for a bonus of not less than 80% of his salary. He currently receives an annual bonus of up to 120% of his annual salary as determined and paid in accordance with a bonus program for the executive officers of the Company. The Benn Employment Agreement, as amended, requires that Mr. Benn be eligible to receive stock options of the Company. It also provides certain death and disability benefits as well as certain additional payments in the event that the Company terminates Mr. Benn’s employment without Cause (as defined in the agreement) or in the event of a Change in Control (as defined in the agreement).

The Company and Joia M. Johnson (“Ms. Johnson”), Executive Vice President, General Counsel and Secretary of the Company, are parties to an employment agreement (the “Johnson Employment Agreement”) dated April 28, 2003. The Johnson Employment Agreement was amended on October 27, 2004 to provide for a term ending April 27, 2006, unless renewed on or before October 27, 2005. Ms. Johnson currently receives an annual salary of $280,000. During the term of the Johnson Employment Agreement, as amended, Ms. Johnson is eligible for a bonus of not less than 50% of her salary. She currently receives an annual bonus of up to 75% of her annual salary as determined and paid in accordance with a bonus program for the executive officers of the Company. The Johnson Employment Agreement, as amended, requires that Ms. Johnson be eligible to receive stock options of the Company. It also provides certain death and disability benefits as well as certain additional payments in the event that the Company terminates Ms. Johnson’s employment without Cause (as defined in the agreement) or in the event of a Change in Control (as defined in the agreement).

The Company and Thomas W. Gathers (“Mr. Gathers”), Executive Vice President of Human Resources of the Company, are parties to an employment agreement (the “Gathers Employment Agreement”) dated April 28, 2003. The Gathers Employment Agreement was amended on October 27, 2004, to provide for a term ending April 27, 2006, unless renewed on or before October 27, 2005. Mr. Gathers currently receives an annual salary of $240,000. During the term of the Gathers Employment Agreement, as amended, Mr. Gathers is eligible for a bonus of not less than 40% of his salary. He currently receives an annual bonus of up to 60% of his annual salary as determined and paid in accordance with a bonus program for the executive officers of the Company. The Gathers Employment Agreement, as amended, requires that Mr. Gathers be eligible to receive stock options of the Company. It also provides certain death and disability benefits as well as certain additional payments in the event that the Company terminates Mr. Gathers’ employment without Cause (as defined in the agreement) or in the event of a Change in Control (as defined in the agreement).

The Company and Mr. David C. George (“Mr. George”), Vice President and President—LongHorn Steakhouse, entered into an employment agreement (the “George Employment Agreement”) dated October 27, 2004. The George Employment Agreement provides for termination at the will of the Company or Mr. George. Mr. George currently receives an annual salary of $265,000 and a monthly car allowance of $1,000. Under the George Employment Agreement, Mr. George is eligible for a bonus determined and paid in accordance with the bonus program for employees of the Company, as approved by the Company from time to time. The George Employment Agreement provides for certain death and disability benefits as well as certain additional payments in the event that the Company terminates Mr. George’s employment without Cause (as defined in the agreement) or in the event of a Change in Control (as defined in the agreement).

The Company and Mr. M. John Martin (“Mr. Martin”), Vice President and President—The Capital Grille, entered into an employment agreement (the “Martin Employment Agreement”) dated October 27, 2004. The Martin Employment Agreement provides for termination at the will of the Company or Mr. Martin. Mr. Martin currently receives an annual salary of $235,000 and a monthly car allowance of $1,000. Under the Martin Employment Agreement, Mr. Martin is eligible for a bonus determined and paid in accordance with the bonus program for employees of the Company, as approved by the Company from time to time. The Martin Employment Agreement provides for certain death and disability benefits as well as certain additional payments in the event that the Company terminates Mr. Martin’s employment without Cause (as defined in the agreement) or in the event of a Change in Control (as defined in the agreement).

The Company and Ms. Kristin R. Nyhof (“Ms. Nyhof”), Vice President and President—Bugaboo Creek, entered into an employment agreement (the “Nyhof Employment Agreement”) dated October 27, 2004. The Nyhof Employment Agreement provides for termination at the will of the Company or Ms. Nyhof. Ms. Nyhof currently receives an annual salary of $200,000 and a monthly car allowance of $1,000. Under the Nyhof Employment Agreement, Ms. Nyhof is eligible for a bonus determined and paid in accordance with the bonus program for employees of the Company, as approved by the Company from time to time. The Nyhof Employment Agreement provides for certain death and disability benefits as well as certain additional payments in the event that the Company terminates Ms. Nyhof’s employment without Cause (as defined in the agreement) or in the event of a Change in Control (as defined in the agreement).

Each of the Hickey, Jr. Employment Agreement, Lee, Jr. Employment Agreement, Benn Employment Agreement, Johnson Employment Agreement, Gathers Employment Agreement, George Employment Agreement, Martin Employment Agreement and Nyhof Employment Agreement contains certain provisions relating to unauthorized disclosure of confidential information, recognition of proprietary rights, non-competition and non-solicitation. Without consent of the Company, Messrs. Hickey, Jr. and Lee, Jr. may not compete with the Company during their employment and for a period of eighteen (18) months thereafter. Without consent of the Company, Messrs. Benn, Gathers, George and Martin, Ms. Johnson and Ms. Nyhof may not compete with the Company during their employment and for a period of twelve (12) months thereafter.

The Hickey, Jr. Employment Agreement, Lee, Jr. Employment Agreement, Benn Employment Agreement, Johnson Employment Agreement, Gathers Employment Agreement, George Employment Agreement, Martin Employment Agreement and Nyhof Employment Agreement are filed as exhibits to this Form 10-Q and are incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits Filed.
    10.1 First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and Philip J. Hickey, Jr.
    10.2 First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and Eugene I. Lee, Jr.
    10.3 First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and W. Douglas Benn.
    10.4 First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and Joia M. Johnson.
    10.5 First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and Thomas W. Gathers.
    10.6 Employment Agreement dated October 27, 2004 between the Registrant and David C. George
    10.7 Employment Agreement dated October 27, 2004 between the Registrant and M. John Martin
    10.8 Employment Agreement dated October 27, 2004 between the Registrant and Kristin R. Nyhof
    31(a) -- Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
    31(b) -- Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
    32(a)-- Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
    Section 906 of the Sarbanes-Oxley Act of 2002. (1).
    32(b)-- Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
    Section 906 of the Sarbanes-Oxley Act of 2002. (1).

    (1) These exhibits are deemed to accompany this report and are not "filed" as part of the report.

(b)	Reports filed on Form 8-K. None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          W. Douglas Benn
          Executive Vice President, Finance
          and Chief Financial Officer
          (Principal Financial and
          Accounting Officer)

Date:    ____________________

Exhibit 31(a)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Philip J. Hickey, Jr., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of RARE Hospitality International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this Quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Quarterly report based on such evaluation; and

c)	Disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date	Philip J. Hickey, Jr. Chairman of the Board and Chief Executive Officer

Exhibit 31(b)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

          I, W. Douglas Benn, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of RARE Hospitality International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this Quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Quarterly report based on such evaluation; and

c)	Disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date	W. Douglas Benn Executive Vice President, Finance and Chief Financial Officer

Exhibit 32(a)

CERTIFICATION PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of RARE Hospitality International, Inc. (the “Company”) on Form 10-Q for the period ended September 26, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip J. Hickey, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Philip J. Hickey, Jr.
Chief Executive Officer

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

Exhibit 32(a)

CERTIFICATION PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of RARE Hospitality International, Inc. (the “Company”) on Form 10-Q for the period ended September 26, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, W. Douglas Benn, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

W. Douglas Benn
Chief Financial Officer

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