Form 10-K
period 2004-12-26
RARE HOSPITALITY INTERNATIONAL INC
filed 2005-03-10
CIK 883976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 26, 2004
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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No[ ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are “affiliates” of the Registrant) of the Registrant was approximately $860.6 million based upon the last reported sale price in the Nasdaq National Market of $25.66 as of the last business day of the Registrant’s most recently completed second fiscal quarter.

As of February 28, 2005, the number of shares outstanding of the Registrant’s Common Stock, no par value, was 34,353,594 (excluding 592,500 shares held in the Company’s treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 9, 2005 are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

        Certain   of the matters discussed in the following pages, particularly regarding estimates of the number and locations of new restaurants that RARE Hospitality International, Inc. and its subsidiaries (the “Company”) intend to open during fiscal 2005 and statements included in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “OUTLOOK FOR FUTURE OPERATING RESULTS,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-K are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-K, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: failure of facts to conform to necessary management estimates and assumptions regarding financial and operating matters; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large restaurant base; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; unusual weather patterns or events; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef; unforeseen increases in commodity pricing; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; legislation affecting the restaurant industry; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks set forth in Exhibit 99(a) to this Form 10-K which are hereby incorporated by reference and other risks identified from time to time in the Company’s SEC reports, registration statements and public announcements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

RARE Hospitality International, Inc. and Subsidiaries

PART I

ITEM 1.    BUSINESS

GENERAL

        RARE Hospitality International, Inc. and subsidiaries (the “Company”) operates and franchises 269 restaurants as of February 21, 2005, including 219 LongHorn Steakhouse restaurants, 20 The Capital Grille restaurants and 28 Bugaboo Creek Steak House restaurants, as well as two additional restaurants (the “specialty restaurants”), Hemenway’s Seafood Grille & Oyster Bar (“Hemenway’s”) and The Old Grist Mill Tavern. The Company was incorporated in Georgia in December 1982.

CONCEPTS

        LongHorn Steakhouse restaurants are casual dining, full-service establishments serving both lunch and dinner amidst an attractive and inviting atmosphere. With locations spread throughout 23 states in the Eastern half of the United States, LongHorn Steakhouse restaurants feature a variety of top quality menu items including signature steaks, as well as salmon, shrimp, chicken, ribs, pork chops, burgers and prime rib. Designed with an inviting décor reminiscent of the classic American West, LongHorn Steakhouse restaurants appeal to all ages with a unique combination of hospitable, attentive service, moderate prices, high quality dishes and a comfortable atmosphere.

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

RESTAURANT LOCATIONS

        The following tables set forth the location of each existing restaurant and restaurants under construction by concept at February 21, 2005 and the number of restaurants in each area.

LONGHORN STEAKHOUSE RESTAURANTS

EXISTING COMPANY-OWNED/JOINT VENTURE RESTAURANTS

ALABAMA
Auburn	1
Birmingham	1
Dothan	1
Huntsville	1
Mobile	2
Montgomery	2
FLORIDA
Daytona Beach	1
Destin	1
Ft. Myers	2
Jacksonville	8
Miami/Ft. Lauderdale	7
Ocala	1
Orlando	7
St. Augustine	1
Tallahassee	1
Tampa/ St. Petersburg	10
West Palm Beach	4
GEORGIA
Albany	1
Athens	1
Atlanta	29
Augusta	1
Cartersville	1
Columbus	1
Dalton	1
Macon	1
Rome	1
Savannah	1
Statesboro	1
Tifton	1
Valdosta	1
Warner Robbins	1
ILLINOIS
Fairview Heights	1
INDIANA
Evansville	1
Indianapolis	4
KANSAS
Kansas City	3
Topeka	1
KENTUCKY
Bowling Green	1
Cold Springs	1
Florence	1
Frankfort	1
Lexington	1
Louisville	1
MAINE
Augusta	1
Portland	1
MARYLAND
Baltimore	3
Frederick	1
Hagerstown	1
Waldorf	1
MASSACHUSETTS
Boston	8
Springfield	1
MICHIGAN
Detroit	2
MISSOURI
Jefferson City	2
Kansas City	4
St. Louis	7
NEW HAMPSHIRE
Concord	2
Nashua	1
Portsmouth	1
NEW JERSEY
Edison	3
Flanders	1
Howell	1
Parsippany	1
Rochelle Park	1
NORTH CAROLINA
Burlington	1
Charlotte	7
Greensboro	1
Greenville	1
Hickory	1
High Point	1
Wilmington	1
Winston-Salem	1
OHIO
Cincinnati	5
Cleveland	10
Columbus	5
Dayton	1
Toledo	1
PENNSYLVANIA
Erie	1
Philadelphia	5
RHODE ISLAND
Warwick	1
SOUTH CAROLINA
Anderson	1
Charleston	2
Columbia	3
Greenville	1
Spartanburg	1
Hilton Head	1
Rock Hill	1
TENNESSEE
Chattanooga	1
Jackson	1
Nashville	5
VERMONT
Montpelier	1
VIRGINIA
McLean	2
WEST VIRGINIA
Charleston	1
Total Existing Company-Owned/Joint Venture Restaurants	216

EXISTING FRANCHISEE-OWNED RESTAURANTS

PUERTO RICO
Bayamon	1
Carolina	1
San Patricio	1
Total Existing Franchisee-Owned Restaurants	3
Total LongHorn Steakhouse Restaurants	219

BUGABOO CREEK STEAK HOUSE RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

CONNECTICUT
Manchester	1
DELAWARE
Newark	1
DISTRICT OF COLUMBIA
Washington	1
GEORGIA
Atlanta	6
MAINE
Bangor	1
Portland	1
MARYLAND
Gaithersburg	1
MASSACHUSETTS
Boston	8
Seekonk	1
Shrewsbury	1
NEW HAMPSHIRE
Newington	1
NEW YORK
Albany	1
Poughkeepsie	1
Rochester	1
PENNSYLVANIA
Philadelphia	1
RHODE ISLAND
Warwick	1
Total Bugaboo Creek Steak House Restaurants	28

THE CAPITAL GRILLE RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

ARIZONA
Phoenix	1
COLORADO
Denver	1
DISTRICT OF COLUMBIA
Washington	1
FLORIDA
Miami	1
Ft. Lauderdale	1
GEORGIA
Atlanta	1
ILLINOIS
Chicago	1
MASSACHUSETTS
Boston	2
MICHIGAN
Troy	1
MINNESOTA
Minneapolis	1
MISSOURI
Kansas City	1
NEVADA
Las Vegas	1
NEW YORK
New York	1
NORTH CAROLINA
Charlotte	1
PENNSYLVANIA
Philadelphia	1
RHODE ISLAND
Providence	1
TEXAS
Dallas	1
Houston	1
VIRGINIA
McLean	1
Total The Capital Grille Restaurants	20

SPECIALTY RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

MASSACHUSETTS
The Old Grist Mill Tavern, Seekonk	1
RHODE ISLAND
Hemenway's Seafood Grille & Oyster Bar, Providence	1
Total Specialty Restaurants	2

RESTAURANTS UNDER CONSTRUCTION

FLORIDA
LongHorn Steakhouse, Tampa
The Capital Grille, Tampa
LongHorn Steakhouse, Viera
GEORGIA
LongHorn Steakhouse, Atlanta
LongHorn Steakhouse, Covington
ILLINOIS
LongHorn Steakhouse, Springfield
INDIANA
LongHorn Steakhouse, Indianapolis
MARYLAND
The Capital Grille, Baltimore
MASSACHUSETTS
Bugaboo Creek Steakhouse, Brockton
Bugaboo Creek Steakhouse, Plymouth
MICHIGAN
LongHorn Steakhouse, Westland
NEW HAMPSHIRE
Bugaboo Creek Steakhouse, Nashua
NORTH CAROLINA
LongHorn Steakhouse, Asheville
OHIO
LongHorn Steakhouse, Gahanna
LongHorn Steakhouse, Grove City
PENNSYLVANIA
LongHorn Steakhouse, Lancaster
LongHorn Steakhouse, Waterfront
SOUTH CAROLINA
LongHorn Steakhouse, Myrtle Beach
Total Restaurants Under Construction	18

UNIT ECONOMICS

LongHorn Steakhouse

        The Company’s prototypical LongHorn Steakhouse has an average seating capacity of approximately 188 seats in approximately 5,600 square feet of space. The prototype has been modified over the years with the objective of increasing the Company’s return on investment on new LongHorn Steakhouse restaurants by increasing the sales capacity and reducing capital expenditures as a percentage of revenue. The Company purchases land in those circumstances it believes are cost-effective; however, most commonly, the owners of proposed restaurant locations have a strong desire to lease rather than sell. Accordingly, the Company currently leases the sites for all but 57 of its LongHorn Steakhouse restaurants in operation. The Company also owns four sites for restaurants under construction and owns the site for one restaurant with construction scheduled to begin later in 2005. Seven of the 24 LongHorn Steakhouse restaurants opened in 2004 were located on property purchased at an average cost of approximately $878,000 per location. The average cash investment to construct a LongHorn Steakhouse restaurant in 2004 was approximately $1,818,000 excluding real estate costs and excluding pre-opening expenses of approximately $196,000.

The Capital Grille

        The Capital Grille restaurant development strategy includes the use of sites that are historic or unique in nature. Accordingly, the Company utilizes methods to balance control of the construction costs with the retention of the unique ambiance of each location. The Company currently leases all of its The Capital Grille sites, but intends to purchase land in those circumstances it believes are cost-effective. Three The Capital Grille restaurants were opened in 2004. The average cash investment to construct a The Capital Grille restaurant in 2004 was approximately $5,078,000, excluding pre-opening expenses of approximately $472,000.

Bugaboo Creek Steak House

        The Company has continued to develop and refine the Bugaboo Creek Steak House restaurant design with the objective of reducing the capital expenditure required for new restaurant construction and reducing ongoing operating costs at new restaurants opened in 2004. This modified design is smaller than earlier designs and utilizes approximately 6,400 square feet with a capacity of approximately 230 seats. The Company continues to refine this prototype for restaurants to be opened in the future.

        Three Bugaboo Creek Steak House restaurants were opened in 2004. The average cash investment to construct a Bugaboo Creek Steak House in 2004 was approximately $2,208,000, excluding real estate costs and excluding pre-opening expenses of approximately $247,000. Two of the three Bugaboo Creek Steak House restaurants opened in 2004 were located on leased property. The Company paid approximately $799,000 for the one property purchased for a Bugaboo Creek Steak House site in 2004.

        The Company purchases land in those circumstances it believes are cost-effective; however, most commonly, the owners of proposed restaurant locations have a strong desire to lease rather than sell. Accordingly, the Company currently leases the sites for all but four of its Bugaboo Creek Steak House restaurants in operation.

EXPANSION STRATEGY

LongHorn Steakhouse and Bugaboo Creek Steak House restaurants:

        The Company plans to expand through the development of additional Company-owned LongHorn Steakhouse and Bugaboo Creek Steak House restaurants in existing markets and in selected new markets in the Eastern half of the United States. The Company believes that clustering in existing and new markets enhances its ability to supervise operations, market the Company’s concepts and distribute supplies. The Company, however, also intends to open single restaurants in smaller markets in sufficiently close proximity to the Company’s other markets to enable the Company to efficiently supervise operations and distribute supplies. LongHorn Steakhouse restaurants are currently located in the Eastern half of the United States and Bugaboo Creek Steak House restaurants are located primarily in states on the Eastern seaboard.

The Capital Grille:

        The Company plans to expand through the development of additional Company-owned The Capital Grille restaurants in selected metropolitan markets nationwide.

Overall:

        The Company’s restaurant development objective is to increase earnings by expanding market share in existing markets and by developing restaurants in new markets. The Company currently plans to open a total of 31 to 33 Company-owned restaurants in 2005; 26 or 27 LongHorn Steakhouse restaurants; three Bugaboo Creek Steak House restaurants and two or three The Capital Grille restaurants. Of the restaurants proposed for 2005, the Company has opened six LongHorn Steakhouse restaurants and has 18 restaurants under construction in Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Michigan, New Hampshire, North Carolina, Ohio, Pennsylvania and South Carolina, and has signed leases, purchased land or signed agreements to purchase land for 13 additional restaurants as of February 21, 2005. The Company expects that all of the restaurants to be opened in 2005 will be Company-owned.

        The Company will continue to evaluate suitable acquisitions in the restaurant industry as they are identified. The Company will continue to evaluate franchising of either LongHorn Steakhouse restaurants or Bugaboo Creek Steak House restaurants in markets in which the Company would not otherwise expand.

SITE SELECTION AND RESTAURANT LAYOUT

        The Company considers the location of a restaurant to be a critical factor to the unit’s long-term success, and the Company devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, the success or failure of relevant competitive restaurants operating in the area, population growth rates, as well as specific site characteristics such as visibility, accessibility and traffic volumes. Senior management inspects and approves each restaurant site. It typically takes approximately 120 to 140 days to construct and open a new LongHorn Steakhouse restaurant, approximately 140 to 160 days to construct and open a new Bugaboo Creek Steak House restaurant and approximately 170 to 185 days to construct and open a new The Capital Grille restaurant. Currently the Company owns 67 of its restaurant sites (including one specialty restaurant site and four Company owned sites for restaurants currently under construction and one Company owned site for a restaurant with construction scheduled to begin later in 2005).

        The Company has modified its LongHorn Steakhouse prototype restaurant design over the years to an average of approximately 188 seats in approximately 5,600 square feet of space for prototypical LongHorn Steakhouse restaurants opened in 2004. An expanded kitchen design incorporating equipment needed for a broader menu is also part of the prototype. The Company believes its kitchen design simplifies training, lowers costs and improves the consistency and quality of the food. The prototype restaurant design also includes cosmetic changes that provide a total restaurant concept intended to be inviting and comfortable while maintaining the ambiance of a Western-style steakhouse.

        The Company has renovated and remodeled some of the older LongHorn Steakhouse restaurants to include cosmetic improvements such as repainting and refinishing, new booths, new lighting and various decor adjustments. Exterior improvements encompassed repainting and additional lighting designed to convey a more inviting image.

        The Company developed a Bugaboo Creek Steak House restaurant design, which served as the prototype for the three Bugaboo Creek Steak House restaurants constructed in 2004. This modified design is smaller than earlier designs and utilizes approximately 6,400 square feet with a capacity of approximately 230 seats. The Company continues to refine this prototype, with the objective of reducing the capital expenditure required for new restaurant construction and reducing ongoing operating costs at new restaurants to be opened in the future.

RESTAURANT OPERATIONS

        Management and Employees. The management staff of a typical Company restaurant consists of one general manager or managing partner, one to four assistant managers and one or two kitchen managers. In addition, a typical LongHorn Steakhouse restaurant employs approximately 40 to 80 staff members, a typical Bugaboo Creek Steak House restaurant employs approximately 50 to 85 staff members, and a typical The Capital Grille restaurant employs approximately 60 to 80 staff members. The general manager or managing partner of each restaurant has primary responsibility for the day-to-day operation of the restaurant and is responsible for maintaining Company-established operating standards. The Company employs LongHorn Steakhouse regional managers, who each have responsibility for the operating performance of three to eight Company-owned LongHorn Steakhouse restaurants or joint venture restaurants and report directly to one of the six Regional Vice Presidents for the LongHorn Steakhouse concept. The Regional Vice Presidents report to the Vice President of Operations of the LongHorn Steakhouse division. The Vice President of Operations of the LongHorn Steakhouse division reports to the President of the LongHorn Steakhouse division. The Company employs Bugaboo Creek Steak House regional managers, who have responsibility for the operating performance of five to six Bugaboo Creek Steak House restaurants. All of these regional managers report directly to the Senior Director of Operations for the Bugaboo Creek Steak House concept. The Senior Director of Operations for the Bugaboo Creek Steak House concept reports to the President of the Bugaboo Creek Steak House division. The Company also employs regional directors who have responsibility for four to five The Capital Grille restaurants, The Old Grist Mill Tavern and Hemenway’s Seafood Grille & Oyster Bar, all reporting directly to the Vice President of Operations for The Capital Grille. The Vice President of Operations for The Capital Grille reports to the President of The Capital Grille.

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

        The Company maintains performance measurement and incentive compensation programs for its management-level employees. The performance programs reward restaurant management teams with cash bonuses for meeting sales and profitability targets. The Company has also implemented a managing partner program in which qualifying general managers receive cash compensation and restricted stock awards based upon individual performance. During 2004, restricted stock awards were made to 131 restaurant-level managing partners in compliance with their respective managing partner agreements.

        Management Information Systems. The Company utilizes a Windows-based accounting software package and a network that enables electronic communication throughout the Company. In addition, all of the Company’s restaurants utilize touch screen point-of-sales (POS) and electronic gift card systems, and the LongHorn Steakhouse and Bugaboo Creek Steak House restaurants employ a theoretical food costing program. The Company utilizes its management information systems to develop pricing strategies, identify food cost issues, monitor new product reception and evaluate restaurant-level productivity. The Company expects to continue to develop its management information systems in each concept to assist restaurant management in analyzing their business and to improve efficiency.

        Purchasing.   The Company establishes product quality standards for beef and other protein products, then negotiates directly with suppliers to obtain the lowest possible prices for the required quality. The Company also utilizes longer-term contracts on certain items to avoid short-term cost fluctuations. For the LongHorn Steakhouse and Bugaboo Creek Steak House restaurants, beef is aged at the facility of the Company’s supplier or distributor, who delivers the beef to the LongHorn Steakhouse and Bugaboo Creek Steak House restaurants when the age reaches specified guidelines. This arrangement is closely monitored by Company personnel, and management believes it provides for efficient and cost-effective meat processing and distribution, while maintaining the Company’s control and supervision of purchasing and aging. The Company purchases a majority of its protein products under fixed price contracts with its primary suppliers. The failure of any of these suppliers to honor the prices under these contracts would have an adverse effect on the Company’s results of operations to the extent that the then current market prices exceed the prices under the contracts. The Company’s management negotiates directly with suppliers for most other food and beverage products to ensure uniform quality and adequate supplies and to obtain competitive prices. The Company purchases these other products, and supplies from a sufficient number of approved suppliers such that the loss of any one supplier would not have a material adverse effect on the Company’s results of operations or financial condition.

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

         Seasonality. Although individual restaurants have seasonal patterns of performance that depend on local factors, aggregate sales by the Company’s restaurants have not displayed pronounced seasonality other than lower sales during the Company’s third fiscal quarter. Extreme weather, especially during the winter months, may adversely affect sales.

OWNERSHIP STRUCTURES

        The Company’s interests in its restaurants are divided into three categories: (1) Company-owned restaurants, (2) joint venture restaurants and (3) franchised restaurants.

        Company-owned restaurants. As of February 21, 2005, 213 LongHorn Steakhouse restaurants, all Bugaboo Creek Steak House restaurants, all The Capital Grille restaurants, Hemenway’s Seafood Grille & Oyster Bar and The Old Grist Mill Tavern are owned and operated by the Company. The general manager or managing partner of each of these restaurants is employed and compensated by the Company. See “Restaurant Operations — Management and Employees” above.

        Joint Venture Restaurants. The Company is a partner in joint ventures that, as of February 21, 2005, in the aggregate, operate three LongHorn Steakhouse restaurants. These restaurants are located in Central Florida and owned by joint ventures managed by the Company. The joint venture pays management fees to the Company at the rate of 4% of monthly restaurant sales, and the Company controls the joint ventures’ use of the Company’s service marks.

        Franchised Restaurants. The Company has one unaffiliated franchisee with an area development agreement with the right to operate franchised LongHorn Steakhouse restaurants in Puerto Rico. As of February 21, 2005, this franchisee operated three LongHorn Steakhouse restaurants in Puerto Rico.

        The franchise agreements are granted with respect to individual restaurants and are either for a term of ten years with a right of the franchisee to acquire a successor franchise for an additional ten-year period if specified conditions are met or for a period of twenty years. The franchise agreements provide for a franchise fee of $60,000, which amount is reduced for subsequent franchises acquired by the same franchisee. The franchise fees are payable in full upon execution. The franchise agreements provide for royalties to the Company, with respect to each restaurant, of 4% of gross sales and require the franchisee to expend on local advertising during each calendar month an amount equal to at least 1.5% of gross sales and, if the Company establishes an advertising fund, to contribute an additional amount of 0.5% of gross sales to such fund or up to 4.5% of the restaurant’s gross sales during the conduct of a market, regional or national advertising campaign.

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

        During 2004, approximately 14.3% of the Company’s restaurant sales were attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company’s restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The Company has not experienced and does not presently anticipate experiencing any significant delays or other problems in obtaining or renewing licenses or permits to sell alcoholic beverages; however, the failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations.

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

EMPLOYEES

        As of February 21, 2005, the Company employed approximately 16,000 persons, 236 of whom were corporate personnel, 1,318 of whom were restaurant management personnel and the remainder of whom were hourly personnel. Of the 236 corporate employees, 183 are in management positions and 53 are administrative or office employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

AVAILABLE INFORMATION

        The Company’s primary website can be found at www.rarehospitality.com. The Company makes available, free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934. These reports are made available on the website as soon as reasonably practical after their filing with, or furnishing to, the Securities and Exchange Commission. Furthermore, the Company also makes available on its website, and in print to any shareholder who requests it, the Company’s Corporate Governance Policy, the Committee Charters for the Audit, Compensation, and Governance/Nominating Committees of the Company’s Board of Directors, as well as the Code of Conduct that applies to all directors, officers, employees and those that do business with the Company. Amendments to these documents or waivers related to the Code of Conduct with respect to the Company’s principal executive officer, principal financial officer and principal accounting officer will be made available on the Company’s website as soon as reasonably practicable after their execution.

ITEM 2.     PROPERTIES

        As of February 21, 2005, 204 of the Company’s restaurants were located in leased space (in addition, the Company has leased the space for 14 restaurants under construction and 9 sites for restaurants with construction scheduled to begin later in 2005). Initial lease expirations typically range from ten to fifteen years, with the majority of these leases providing for an option to renew for at least one additional term of three to 15 years. All of the Company’s leases provide for a minimum annual rent, and approximately half of the leases call for additional rent based on sales volume (generally 2.0% to 8.0%) at the particular location over specified minimum levels. Generally the leases are net leases, which require the Company to pay the costs of insurance, taxes and a portion of lessors’ operating costs.

        The leases on the existing Company-owned restaurants will expire over the period from 2005 through 2044 (assuming exercise of all renewal options). The locations of the Company’s existing restaurants and restaurants under construction are set forth under Item 1. Business.

        The Company owns five office buildings in Atlanta, Georgia aggregating 50,000 square feet in which its corporate offices and central training facility are located.

ITEM 3.      LEGAL PROCEEDINGS

        The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted for a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company’s common stock trades on the NASDAQ National Market under the symbol “RARE.” The table below sets forth the high and low sales prices of the Company’s common stock, as reported on the Nasdaq National Market, during the periods indicated, as adjusted for the three-for-two stock split paid in the form of a 50% stock dividend on September 2, 2003:

FISCAL YEAR ENDED DECEMBER 26, 2004	HIGH	LOW
First Quarter	$29.46	$24.25
Second Quarter	29.25	24.25
Third Quarter	28.96	23.56
Fourth Quarter	31.43	26.26
FISCAL YEAR ENDED DECEMBER 28, 2003	HIGH	LOW
First Quarter	$20.61	$16.89
Second Quarter	21.86	17.81
Third Quarter	27.24	21.49
Fourth Quarter	27.95	21.68

        The closing price of a share of the Company’s common stock on February 28, 2005, was $29.26. As of February 28, 2005, there were approximately 557 holders of record of the Company’s common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information about the common stock that may be issued under all of the Company’s existing equity compensation plans as of December 26, 2004. Details of the plans are discussed in Note 10 to the Company’s Consolidated Financial Statements. The table does not include information with respect to shares subject to outstanding options granted under the Bugaboo Creek Steak House, Inc. 1994 Stock Option Plan, which is described in note 7 to this table.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity Compensation	1,530,862	(1)	$22.52	2,569,074	(6)
Plans Approved by	1,035,412	(2)	$12.78	539
Stockholders	171,562	(3)	$16.58	11,251
	717,792	(4)	$8.20	--
Equity Compensation Plans
not Approved by Stockholders	114,587	(5)	$8.28	--

Total	3,570,215	(7)	$16.07	2,580,864

  RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan.
  RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan.
  Amended and Restated RARE Hospitality International, Inc. 1996 Stock Plan for Outside Directors.
  LongHorn Steaks, Inc. Amended and Restated 1992 Incentive Plan. No further options may be granted under the terms of this plan.
  These options were granted on the same terms as those under the Company’s 1997 Long-Term Incentive Plan and were granted at prices which equated to current market value on the date of grant, are exercisable after three to five years, and must be exercised within ten years from the date of grant.
  Includes up to 2,320,000 shares that may be granted as awards of restricted stock.
  In connection with its acquisition of Bugaboo Creek Steak House, Inc. in September 1996, the Company assumed stock options under the Bugaboo Creek Steak House, Inc. 1994 Stock Option Plan. As of December 26, 2004, options were exercisable for 126 shares of Company common stock under this plan at a weighted average exercise price of $9.48. No further awards will be made under this plan.

ITEM 6.     SELECTED FINANCIAL DATA

        Following is selected consolidated financial data as of and for each of the fiscal years in the five-year period ended December 26, 2004. The Consolidated Financial Statements as of December 26, 2004 and December 28, 2003 and for each of the fiscal years in the three-year period ended December 26, 2004 and the independent registered public accounting firm’s report thereon are included in this Form 10-K. All share and per share amounts have been restated to give retroactive effect to the Company’s 50% stock dividend in 2003 (see Note 1 to consolidated financial statements). The data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” also included in this Form 10-K.

	FISCAL YEARS ENDED
	DEC 26, 2004	DEC 28, 2003	DEC 29, 2002	DEC 30, 2001	DEC 31, 2000
STATEMENT OF OPERATIONS DATA:	(in thousands, except per share data)
Revenues:
Restaurant sales	$812,160	$680,458	$584,159	$519,998	$453,284
Franchise revenues	403	374	345	328	380

Total revenues	812,563	680,832	584,504	520,326	453,664
Costs and expenses:
Cost of restaurant sales	299,448	245,094	211,006	189,869	166,421
Operating expenses-- restaurants	354,679	298,978	257,252	228,340	194,874
Provision for asset impairments,
restaurant closings, and other charges	2,700	--	495	2,802	--
Depreciation and amortization--restaurants	30,793	26,508	23,920	21,248	17,022
Pre-opening expense	6,865	5,782	3,802	3,764	3,318
General and administrative expenses	45,244	40,515	34,933	31,675	30,723

Total costs and expenses	739,729	616,877	531,408	477,698	412,358

Operating income	72,834	63,955	53,096	42,628	41,306
Interest expense, net	1,328	1,015	1,718	2,128	4,159
Early termination of interest rate swap
agreement	--	--	1,540	1,100	--
Provision for litigation settlement	--	--	--	--	1,000
Minority interest	300	300	448	639	1,407

Earnings before income taxes	71,206	62,640	49,390	38,761	34,740
Income tax expense	23,676	20,363	15,951	12,603	11,480

Net earnings	$47,530	$42,277	$33,439	$26,158	$23,260

Basic earnings per common share	$1.41	$1.27	$1.03	$0.83	$0.85

Diluted earnings per common share	$1.34	$1.21	$0.98	$0.79	$0.80

outstanding (basic)	33,811	33,162	32,586	31,503	27,407

outstanding (diluted)	35,374	34,843	34,268	33,216	29,124

	FISCAL YEARS ENDED
	DEC 26, 2004	DEC 28, 2003	DEC 29, 2002	DEC 30, 2001	DEC 31, 2000
	(in thousands)
BALANCE SHEET DATA:
Working capital (deficit)	$(7,542)	$3,606	$(3,326)	$(10,458)	$(27,868)
Total assets	560,894	467,037	389,309	352,456	295,381
Debt, net of current installments	--	--	--	10,000	51,000
Obligations under capital leases, net of
current installments	37,136	27,462	22,406	20,867	20,925
Minority interest	1,309	1,371	1,411	1,329	1,469
Total shareholders' equity	404,634	352,055	300,132	256,530	167,257

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company’s revenues are derived primarily from restaurant sales from Company-owned LongHorn Steakhouse, The Capital Grille, and Bugaboo Creek Steak House restaurants. The Company also derives a small percentage of its total revenue from two Company-owned specialty restaurants and franchise revenues from three franchised LongHorn Steakhouse restaurants. Cost of restaurant sales consists of food and beverage costs for all restaurants other than the three franchised LongHorn Steakhouse restaurants. Operating expenses – restaurants consist of other costs incurred by the Company to operate its restaurants, including the cost of labor, advertising, operating supplies, rent, and utilities. Depreciation and amortization — restaurants includes the depreciation attributable to restaurant-level capital expenditures. The depreciation and amortization relating to non-restaurant level capital expenditures is included in general and administrative expenses.

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

        The following table sets forth the percentage relationship to total revenues of the listed items included in the Company’s consolidated statements of operations, except as indicated:

	FISCAL YEARS ENDED
	DECEMBER 26, 2004	DECEMBER 28, 2003	DECEMBER 29, 2002
Revenues:
Restaurant sales:
LongHorn Steakhouse	71.2%	71.6%	71.3%
The Capital Grille	16.1	15.0	15.2
Bugaboo Creek Steak House	11.7	12.2	12.2
Other restaurants	0.9	1.1	1.2

Total restaurant sales	100.0	99.9	99.9
Franchise revenues	0.0	0.1	0.1

Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of restaurant sales(1)	36.9	36.0	36.1
Operating expenses--restaurants(1)	43.7	43.9	44.0
Provision for asset impairments,
restaurant closings, and other charges	0.3	--	0.1
Depreciation and amortization--restaurants(1)	3.8	3.9	4.1
Pre-opening expense - restaurants(1)	0.8	0.8	0.7
General and administrative expenses	5.6	6.0	6.0

Total costs and expenses	91.0	90.6	90.9

Operating income	9.0	9.4	9.1
Interest expense, net	0.2	0.1	0.3
Early termination of interest rate swap agreement	--	--	0.3
Minority interest	--	--	0.1

Earnings before income taxes	8.8	9.2	8.5
Income tax expense	2.9	3.0	2.7

Net earnings	5.8%	6.2%	5.7%

        (1)     Cost of restaurant sales, restaurant operating expenses, depreciation and amortization and pre-opening expense are expressed as a percentage of total restaurant sales.

RESULTS OF OPERATIONS

Year Ended December 26, 2004 Compared to Year Ended December 28, 2003

REVENUES

        Total revenues increased 19.3% to $812.6 million for 2004, compared to $680.8 million for 2003.

LongHorn Steakhouse:

        Sales in the LongHorn Steakhouse restaurants increased 18.7% to $578.3 million for 2004, compared to $487.2 million for 2003. The increase reflects a 12.4% increase in restaurant operating weeks in 2004 as compared to 2003, resulting from an increase in the restaurant base from 187 Company-owned and joint venture LongHorn Steakhouse restaurants at the end of 2003 to 210 restaurants at the end of 2004. Average weekly sales for Company-owned and joint venture LongHorn Steakhouse restaurants in 2004 were $55,504, a 5.6% increase over 2003. Same store sales for LongHorn Steakhouse restaurants increased 5.0% in 2004 as compared to 2003. The increase in same store sales for 2004 at LongHorn Steakhouse was attributable to an increase in guest counts of approximately 1.1% and the remainder was due to an increase in average check. Management believes a number of factors have contributed to the increased guest counts including improved restaurant-level execution; menu evolution with more appealing menu offerings; and effective use of media advertising; all of which work together to provide a better overall customer experience.

The Capital Grille:

        Sales in The Capital Grille restaurants increased 28.1% to $131.2 million for 2004, compared to $102.4 million for 2003. The increase reflects a 15.5 % increase in restaurant operating weeks in 2004 as compared to 2003, resulting from the three new The Capital Grille restaurants opened during 2004, bringing the total The Capital Grille restaurants in operation to 20. Average weekly sales for The Capital Grille restaurants in 2004 were $138,405, an 11.0% increase from 2003. Same store sales for The Capital Grille restaurants increased 11.7% in 2004, as compared to 2003. The increase in comparable restaurant sales at The Capital Grille restaurants was primarily attributable to an increase in guest counts of approximately 6.6% and the remainder was due to an increase in average check.

        During 2004, average weekly sales increased at a rate slightly less than the increase in same store sales. The Capital Grille restaurants have historically opened at lower sales volumes and not experienced the drop off in sales after an initial honeymoon period commonly characteristic in the restaurant industry.

Bugaboo Creek Steak House:

        Sales in the Bugaboo Creek Steak House restaurants increased 14.1% to $95.1 million for 2004, compared to $83.3 million for 2003. The increase reflects a 14.1% increase in restaurant weeks in 2004 as compared to 2003, resulting from an increase in the restaurant base from 25 Bugaboo Creek Steak House restaurants at the end of 2003 to 28 restaurants at the end of 2004. Average weekly sales for the Bugaboo Creek Steak House restaurants in 2004 were $69,562, which was approximately flat with the average weekly sales rate for 2003. Same store sales for the Bugaboo Creek Steak House restaurants increased 2.2% in 2004, as compared to 2003. The increase in same store sales at Bugaboo Creek Steak House restaurants is attributable to an increase in average check offset by a 2.9% decrease in guest counts. During 2004, average weekly sales increased at a rate less than the increase in same store sales due to lower average weekly sales at restaurants opened in new competitive markets.

Franchise Revenue:

        The Company has a franchisee that operates three LongHorn Steakhouse restaurants in Puerto Rico. The Company earned $403,000 and $374,000 in franchise revenue in 2004 and 2003, respectively. Franchise revenue is computed based on a fixed percentage of the franchisee’s sales; therefore, the increase in 2004 franchise revenue over the prior year was due to the 7.8% increase in sales for the Company’s franchised restaurants.

COSTS AND EXPENSES

        Cost of restaurant sales, as a percentage of restaurant sales, increased to 36.9% in 2004 from 36.0% in 2003. This increase resulted primarily from higher contract pricing on commodities in 2004, particularly pricing with respect to beef contracts, and was partially offset by a 2% — 3% increase in menu prices.

        Restaurant operating expenses decreased as a percentage of total restaurant sales in 2004 to 43.7%, from 43.9% in 2003. The increased average weekly sales rate in 2004 leveraged fixed and semi-variable expenses as a percentage of total restaurant sales. The leveraging of these fixed and semi-variable expenses was partially offset by slight increases in unemployment taxes, management labor, advertising spending and credit card fees as a percentage of restaurant sales. Increased credit card usage by customers caused credit card processing fees to increase by 0.10% as a percentage of sales.

        Depreciation and amortization — restaurants increased to $30.8 million in 2004, from $26.5 million in 2003, due to the Company’s new restaurant construction and depreciation of capital expenditures associated with the Company’s remodeling of older restaurants. Depreciation as a percentage of total restaurant sales decreased slightly due to the leveraging effect of increased average weekly sales in 2004. The amount of depreciation expense per operating week was approximately the same in 2004 as it was in 2003

        Pre-opening expense increased to $6.9 million or 0.8% of total restaurant sales in 2004 from $5.8 million or 0.8% of total restaurant sales in 2003. This dollar increase was the result of the Company opening a total of 30 new restaurants in 2004 as compared to opening 26 restaurants in 2003. The amount of pre-opening expense per new restaurant in 2004 was approximately equal to preopening expense per new restaurant in 2003.

        The provision for asset impairments, restaurant closings and other charges of approximately $2.7 million in 2004 consisted of the write down of asset values related to two LongHorn Steakhouse restaurants and one Bugaboo Creek Steak House, located in three separate markets. The impairment charge represents the sum of the differences between the estimated fair value, using discounted estimated future cash flows, and the carrying value of each of these restaurants.

        General and administrative expenses increased to $45.2 million in 2004, from $40.5 million in 2003. As a percentage of total revenues, general and administrative expenses decreased to 5.6% in 2004 from 6.0% in 2003. This decrease was primarily associated with lower management bonuses and the greater leverage of fixed and semi-fixed general and administrative expenses resulting from higher average weekly sales volumes in 2004.

        Interest expense, net increased to $1.3 million in 2004, from $1.0 million in 2003. The increase in interest expense, net was due to the interest expense associated with new capital lease obligations partially offset by an increase in the level of capitalized interest associated with the Company’s new restaurant construction program. The Company had no amounts outstanding under the revolving credit facility during 2004 or 2003.

        Minority interest was $300,000 in both 2004 and 2003. This expense reflects the joint venture partner’s interest in the Company’s three joint venture LongHorn Steakhouse restaurants.

        Income tax expense in 2004 was 33.25% of earnings before income taxes. The Company’s effective income tax rate differs from applying the statutory Federal income tax rate of 35% to earnings before income taxes primarily due to employee FICA tip tax credits partially offset by state income taxes.

        Net income of $47.5 million in 2004, as compared to net income of $42.3 million in 2003, reflects the net effect of the items discussed above.

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

Franchise Revenue:

        The Company has a franchisee that operates three LongHorn Steakhouse restaurants in Puerto Rico. The Company earned $374,000 and $345,000 in franchise revenue in 2003 and 2002, respectively. Franchise revenue is computed based on a fixed percentage of the franchisee’s sales; therefore, the increase in 2003 franchise revenue over the prior year was due to the 8.7% increase in sales for the Company’s franchised restaurants.

COSTS AND EXPENSES

        Cost of restaurant sales, as a percentage of total restaurant sales, decreased to 36.0 % in 2003 from 36.1% in 2002. Contract pricing on certain protein and other products during 2003 was favorable as compared to the prior year. However, cost of sales increased in the second half of 2003 as compared to the prior year due to increases in the beef costs for certain contracts as they were renewed and higher prices on beef purchases made when sales growth exceeded contracted quantities.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company requires capital primarily for the development of new restaurants, selected acquisitions and the refurbishment of existing restaurants. The Company’s principal sources of funds in 2004 were cash flow from operations ($86.3 million), and proceeds from the exercise of employee stock options ($7.7 million). The primary uses of funds consisted of costs associated with expansion, principally leasehold improvements, equipment, land and buildings associated with the construction of new restaurants ($97.2 million), the purchase of short-term investments ($10.9 million) and the purchase of common stock for treasury ($8.2 million).

        Since substantially all sales in the Company’s restaurants are for cash or credit card receipts, which are generally settled in three days, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

        The increases in accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses are principally due to the new restaurants which were opened during 2004 and the result of generally higher average unit volumes experienced during 2004. Further increases in current asset and liability accounts are expected as the Company continues its restaurant development program.

        Due to the relatively short time period (less than 30 days) between the ordering of inventories, preparation for sale, collection of payment and subsequent payment for inventories, there are no material changes in the underlying drivers of cash flows that are not clearly identifiable in the Company’s consolidated statement of cash flows.

        The Company has a revolving credit facility, which allows the Company to borrow up to $100.0 million through its maturity in November 2007. The terms of the revolving credit facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 1.25% to 1.75% (depending on the Company’s leverage ratio) or the administrative agent’s prime rate of interest, at the Company’s option, and pay a commitment fee of 0.3% to 0.4% (depending on the Company’s leverage ratio) per year on any unused portion of the facility. No amounts were outstanding, and $100.0 million was available, under the Company’s revolving credit agreement on December 26, 2004. As of December 26, 2004, terms of the revolving credit facility provide for interest to be accrued at LIBOR plus 1.25% or the prime rate and payment of the commitment fee at a rate of 0.30% per year on any unused portion of the facility.

        The revolving credit facility contains various covenants and restrictions which, among other things, require the maintenance of stipulated leverage and fixed charge coverage ratios and minimum consolidated net worth, as defined, and also limit additional indebtedness in excess of specified amounts. The Company is currently in compliance with such covenants.

        The Company currently plans to open 26 or 27 LongHorn Steakhouse restaurants, three Bugaboo Creek Steak House restaurants and two or three The Capital Grille restaurants in 2005. The Company estimates that its capital expenditures will be approximately $95 to $105 million in 2005. The capital expenditure estimate for 2005 includes the estimated cost of developing 31 to 33 new restaurants, ongoing refurbishment in existing restaurants, costs associated with obtaining real estate for year 2006 planned openings and continued investment in improved management information systems.

        In September 2001, the Company’s Board of Directors authorized the Company to use up to $15.0 million to purchase shares of its common stock through open market transactions, block purchases or in privately negotiated transactions. In July 2002, the Board of Directors extended this program through April 2003. During the first quarter of 2003, the Company purchased 150,000 shares of its common stock under this program for a total purchase price of $2.625 million (average price of $17.50 per share). In July 2003, the Company’s Board of Directors authorized the Company to use up to $25.0 million to purchase shares of its common stock from time to time through May 2005. During the second quarter of 2004, the Company purchased 300,000 shares of its common stock under this program for a total purchase price of $8.188 million (average price of $27.29 per share). As of December 26, 2004, approximately $16,812,000 remained available under the Company’s $25.0 million share repurchase authorization.

        The Company expects that available borrowings under the Company’s revolving credit facility, together with cash on hand and cash provided by operating activities, will provide sufficient funds to finance its expansion and share repurchase plans through the year 2007.

OUTLOOK FOR FUTURE OPERATING RESULTS

         Revenues. The Company plans to grow revenues by opening additional restaurants and by increasing average unit volumes at both existing and new restaurants. The Company’s new restaurant development plans for 2005 are summarized in the section entitled “LIQUIDITY AND CAPITAL RESOURCES.” Based upon current economic conditions and the Company’s business trends, the Company is targeting same store sales increases for 2005 of 3% to 4% for LongHorn Steakhouse, 4% to 5% for The Capital Grille and 1% to 2% for Bugaboo Creek Steak House. The Company anticipates that the same store sales increases for LongHorn Steakhouse, The Capital Grille and Bugaboo Creek Steak House will include guest count increases of approximately 1.0%, 1.5% and 0.5%, respectively. The remainder of the targeted same store sales increase for all three concepts is expected to come from increases in average check. New restaurant development and the targeted same store sales growth are expected to result in an increase in total revenue of approximately 17% to 18%.

        Cost of restaurant sales. The Company is anticipating increased commodity prices in 2005 based primarily on higher protein pricing particularly with respect to beef. The Company is under fixed price contracts with its primary suppliers for the majority of its anticipated usage of protein products in 2005; however, the Company pays market prices for other products such as produce and fresh seafood and for any protein purchases in excess of contracted amounts. Based on the fixed prices negotiated for its protein products partially offset by current and anticipated menu price increases, the Company expects its costs of goods sold as a percentage of total restaurant sales to increase by 0.3% to 0.4% in 2005 as compared with 2004.

        Operating expenses – restaurants. For the last several years, the Company has experienced cost pressure related to a number of operating expense line items including management and hourly labor. Additionally, several states in which the Company operates restaurants have either recently enacted or are considering enacting an increase in the minimum wage rate, which would result in an increase in hourly labor costs. Based upon labor market conditions that exist today, the Company expects these trends to continue in 2005. In addition, the Company expects increases in (i) the cost of insurance coverages, (ii) unemployment tax expense, and (iii) credit card processing fees due to the greater percentage of credit card usage. The Company’s targeted growth in same store sales, if achieved, will create favorable leverage and mostly offset these cost pressures, resulting in a slight increase in operating expenses as a percentage of total restaurant sales.

         Pre-opening expense. Pre-opening costs are expensed as incurred and are expected to approximate $190,000 for each LongHorn Steakhouse restaurant, $230,000 for each Bugaboo Creek Steak House restaurant, and $375,000 for each The Capital Grille restaurant. Restaurant pre-opening expenses may vary materially from period to period depending on when restaurants open. As a result of the planned opening of more new restaurants in 2005, as compared to 2004, the Company anticipates that pre-opening expenses will be higher in 2005 by approximately $400,000 to $600,000.

         Depreciation and amortization – restaurants. The Company expects depreciation and amortization to increase as it invests in the development of new restaurants and the ongoing refurbishment in existing restaurants. Due to an increase in the average cost to construct new restaurants offset by leverage of this fixed expense resulting from expected average weekly sales increases in 2005, the Company expects depreciation and amortization to remain flat as a percentage of restaurant sales.

         General and administrative expenses. To support the Company’s expected increase in the number of new restaurants in 2005, the Company plans to increase general and administrative expenses by approximately 17% to 18%, compared with 2004, not including the impact of the Company’s adoption of the stock-based expense provisions of SFAS 123R, which will result in an additional increase in general and administrative expenses, primarily in the third and fourth quarters of the year.

         Interest expense, net. The Company does not plan to have any amounts outstanding under its revolving credit facility during 2005. However, due to the addition of capital leases during 2004 and expected in 2005, the Company expects net interest expense to increase in 2005 compared with 2004 by approximately $300,000 to $400,000.

        Income tax expense. The Company expects its effective income tax rate for 2005 to be approximately 33.25% of earnings before income taxes.

         Earnings per share. Based upon the net effect of the items discussed above, the Company expects 2005 diluted earnings per common share in a range of $1.47 to $1.51, which includes the anticipated impact of the Company’s adoption of SFAS 123R.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

        The table below summarizes the Company’s significant contractual obligations, by maturity, as of December 26, 2004 (in thousands):

	TOTAL	LESS THAN 1 YEAR	1 - 3 YEARS	4 - 5 YEARS	AFTER 5 YEARS
Bank revolving credit facility	$--	$--	$--	$--	$--
Capital lease obligations (1)	83,353	3,432	7,239	7,558	65,124
Operating lease obligations	149,105	19,689	36,554	29,969	62,893
Purchase obligations	25,532	25,532	--	--	--

Total contractual cash obligations	$257,990	$48,653	$43,793	$37,527	$128,017

        (1)        Amounts reflected include imputed interest of $46,010.

EFFECT OF INFLATION

        Management believes that inflation has not had a material effect on earnings during the past several years. Inflationary increases in the cost of labor, food and other operating costs could adversely affect the Company’s restaurant operating margins. In the past, however, the Company generally has been able to modify its operations and increase menu prices to offset inflationary increases in its operating costs.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment,”(“SFAS 123R”), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for the Company’s third quarter of fiscal 2005. The Company will adopt the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. As disclosed in Note 1 had the Company recognized compensation expense in accordance with the fair-value-based provisions of SFAS 123 for equity instruments, earnings would have been reduced by approximately $0.11, $0.09 and $0.09 per diluted share for the years ended December 26, 2004, December 28, 2003 and December 29, 2002, respectively. Compensation cost for stock options for which the requisite future service has not yet taken place will be disclosed as a pro forma expense by applying the provisions of SFAS 123 during the first half of 2005, which is estimated to have a pro-forma dilutive effect of approximately $0.06 or $0.07 per diluted share. Compensation cost for stock options vesting in periods beginning in the third quarter of fiscal 2005, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R, which is expected to have a dilutive effect of approximately $0.07 per diluted share for the second half of 2005.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

        The Company’s accounting policies regarding property and equipment include judgments by management regarding the estimated useful lives of these assets, the residual values to which the assets are depreciated, the expected lease term for assets related to leased properties and the determination as to what constitutes enhancing the value of or increasing the life of existing assets. These judgments and estimates may produce materially different amounts of depreciation and amortization expense than would be reported if different assumptions were used. As discussed further below, these judgments may also impact the Company’s need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

LEASE ACCOUNTING

        The Company is obligated under various lease agreements for certain restaurant facilities. For operating leases, the Company recognizes rent expense on a straight-line basis over the expected lease term. Capital leases are recorded as an asset and an obligation at an amount equal to the present value of the minimum lease payments during the lease term.

        Under the provisions of certain of the Company’s leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that the Company will exercise such option periods due the fact that the Company would incur an economic penalty for not doing so. The lease term commences on the date when the Company becomes legally obligated for the rent payments. The leasehold improvements and property held under capital leases for each restaurant facility are amortized on the straight-line method over the shorter of the estimated life of the asset or the same expected lease term used for lease accounting purposes. For each restaurant facility, the consolidated financial statements reflect the same lease term for amortizing leasehold improvements as the Company uses to determine capital versus operating lease classifications and in calculating straight-line rent expense. Percentage rent expense is generally based upon sales levels and is accrued at the point in time the Company determines that it is probable that such sales levels will be achieved. Leasehold improvements paid for by the lessor are recorded as leasehold improvements and deferred rent.

        Judgments made by the Company related to the probable term for each restaurant facility lease affect i) the classification and accounting for a lease as capital or operating, ii) the rent holidays and/or escalations in payments that are taken into consideration when calculating straight-line rent and iii) the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

IMPAIRMENT OF LONG-LIVED ASSETS

        Long-lived assets, including restaurant sites, leasehold improvements, fixed assets, intangibles and goodwill are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Expected cash flows associated with an asset is a key factor in determining the recoverability of the asset. Identifiable cash flows are generally measured at the restaurant level. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

        Judgments made by the Company related to the expected useful lives of long-lived assets and the Company’s ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause the Company to realize a material impairment charge. In 2004, the Company recognized a $2.7 million charge for the writedown of asset values related to two LongHorn Steakhouse restaurants and one Bugaboo Creek Steak House restaurant and in 2002, the Company recognized a $495,000 charge for the writedown of asset values related to one LongHorn Steakhouse restaurant based on an evaluation of expected cash flows.

SELF-INSURANCE ACCRUALS

        The Company self-insures for a significant portion of expected losses under its workers’compensation, employee medical, employment practices and general liability programs. Accrued liabilities have been recorded based on estimates of the ultimate costs to settle incurred, but unpaid, claims.

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

        As of December 26, 2004, the Company had no borrowings outstanding under its $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 1.75% (the “applicable margin” depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest at the Company’s option. Accordingly, the Company is exposed to the impact of interest rate movements. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps.

INVESTMENT PORTFOLIO

        The Company invests portions of its excess cash, if any, in highly liquid investments. At December 26, 2004, the Company had $14.4 million in high-grade overnight repurchase agreements, and $34.9 million in short-term investments in the form of federal, state, and municipal bonds. As of December 26, 2004, the Company has classified all short-term investments as trading securities. The market risk on such investments is minimal due to their short-term nature.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002

WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Management's Report on Internal Control
over Financial Reporting	32
Reports of Independent Registered Public
Accounting Firm	33
Consolidated Balance Sheets	35
Consolidated Statements of Operations	36
Consolidated Statements of Shareholders' Equity and
Comprehensive Income	37
Consolidated Statements of Cash Flows	38
Notes to Consolidated Financial Statements	39

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of December 26, 2004, the Company’s internal control over financial reporting is effective based on these criteria.

        The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and StockholdersRARE
Hospitality International, Inc.

        We have audited management’s assessment, included in the accompanying Report on Internal Control Over Financial Reporting, that RARE Hospitality International, Inc. maintained effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RARE Hospitality International, Inc.‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management’s assessment that RARE Hospitality International, Inc maintained effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, RARE Hospitality International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RARE Hospitality International, Inc and subsidiaries as of December 26, 2004 and December 28, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 26, 2004, and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements.

        (signed)        KPMG LLP
        Atlanta, Georgia
        March 9, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and StockholdersRARE
Hospitality International, Inc.:

        We have audited the accompanying consolidated balance sheets of RARE Hospitality International, Inc and subsidiaries as of December 26, 2004 and December 28, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 26, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RARE Hospitality International, Inc. and subsidiaries as of December 26, 2004 and December 28, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2004, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RARE Hospitality International, Inc.‘s internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

         (signed)     KPMG LLP
        Atlanta, Georgia
        March 9, 2005

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 26, 2004 AND DECEMBER 28, 2003
(in thousands)

ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$17,088	$20,508
Short-term investments	34,895	24,036
Accounts receivable	9,212	8,730
Inventories	12,564	9,820
Prepaid expenses	6,898	5,039
Refundable income taxes	3,327	2,162
Deferred income taxes	9,272	7,382

Total current assets	93,256	77,677
Property and equipment, less accumulated
depreciation and amortization	438,479	361,186
Goodwill	19,187	19,187
Other	14,739	8,987

Total assets	$565,661	$467,037

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,654	$18,729
Accrued expenses	69,937	55,218
Current installments of obligations under
capital leases	207	124

Total current liabilities	100,798	74,071
Deferred income taxes	14,964	7,947
Obligations under capital leases, net of current
installments	37,136	27,462
Other	6,820	4,131

Total liabilities	159,718	113,611
Minority interest	1,309	1,371
Shareholders' equity:
Preferred stock, no par value. Authorized
10,000 shares, none issued	--	--
Common stock, no par value. Authorized 60,000
shares; issued 34,802 shares and 34,042
shares at December 26, 2004 and
December 28, 2003, respectively	217,146	203,624
Unearned compensation - restricted stock	(1,588)	(1,303)
Retained earnings	202,253	154,723
Treasury shares at cost; 593 shares and 293 shares
at December 26, 2004 and December 28, 2003,
respectively	(13,177)	(4,989)

Total shareholders' equity	404,634	352,055

Total liabilities and shareholders' equity	$565,661	$467,037

        See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(in thousands, except per share data)

	2004	2003	2002
Revenues:
Restaurant sales:
LongHorn Steakhouse	$578,297	$487,221	$416,917
The Capital Grille	131,208	102,414	88,637
Bugaboo Creek Steak House	95,091	83,325	71,216
Other restaurants	7,564	7,498	7,389

Total restaurant sales	812,160	680,458	584,159
Franchise revenues	403	374	345

Total revenues	812,563	680,832	584,504

Costs and expenses:
Cost of restaurant sales	299,448	245,094	211,006
Operating expenses-- restaurants	354,679	298,978	257,252
Provision for asset impairments, restaurant
closings, and other charges	2,700	--	495
Depreciation and amortization-- restaurants	30,793	26,508	23,920
Pre-opening expense	6,865	5,782	3,802
General and administrative expenses	45,244	40,515	34,933

Total costs and expenses	739,729	616,877	531,408

Operating income	72,834	63,955	53,096
Interest expense, net	1,328	1,015	1,718
Early termination of interest rate swap agreement		--	1,540
Minority interest	300	300	448

Earnings before income taxes	71,206	62,640	49,390
Income tax expense	23,676	20,363	15,951

Net earnings	$47,530	$42,277	$33,439

Basic earnings per common share	$1.41	$1.27	$1.03

Diluted earnings per common share	$1.34	$1.21	$0.98

Weighted average common shares
outstanding (basic)	33,811	33,162	32,586

Weighted average common shares
outstanding (diluted)	35,374	34,843	34,268

        See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(in thousands)

	COMMON SHARES	STOCK DOLLARS	RESTRICTED STOCK	RETAINED EARNINGS	OTHER TREASURY STOCK	ACCUMULATED TOTAL COMPREHENSIVE INCOME (LOSS)	SHAREHOLDERS' EQUITY
BALANCE, DECEMBER 30, 2001	32,283	$178,787	$(522)	$79,007	$(159)	$(583)	$256,530
Net earnings	--	--	--	33,439	--	--	33,439
Other comprehensive income, change in unrealized
loss from interest rate swaps	--	--	--	--	--	583	583
Total comprehensive income							34,022
Purchase of common stock for treasury	--	--	--	--	(2,205)	--	(2,205)
Issuance of shares to retirement plans	16	219	--	--	--	--	219
Issuance of shares pursuant to restricted stock awards	66	1,038	(1,038)	--	--	--	--
Amortization of restricted stock	--	--	436	--	--	--	436
Issuance of shares pursuant to exercise of stock options	734	5,262	--	--	--	--	5,262
Tax benefit of stock options exercised	--	5,868	--	--	--	--	5,868

BALANCE, DECEMBER 29, 2002	33,099	191,174	(1,124)	112,446	(2,364)	--	300,132
Net earnings and total comprehensive income	--	--	--	42,277	--	--	42,277
Purchase of common stock for treasury	--	--	--	--	(2,625)	--	(2,625)
Issuance of shares pursuant to restricted stock awards	47	969	(969)	--	--	--	--
Amortization of restricted stock	--	--	790	--	--	--	790
Forfeiture of restricted stock	(11)	(263)	--	--	--	--	(263)
Issuance of shares pursuant to exercise of stock options	907	7,120	--	--	--	--	7,120
Tax benefit of stock options exercised	--	4,624	--	--	--	--	4,624

BALANCE, DECEMBER 28, 2003	34,042	203,624	(1,303)	154,723	(4,989)	--	352,055
Net earnings and total comprehensive income	--	--	--	47,530	--	--	47,530
Purchase of common stock for treasury	--	--	--	--	(8,188)	--	(8,188)
Issuance of shares pursuant to restricted stock awards	61	1,565	(1,565)	--	--	--	--
Forfeiture of restricted stock	(9)	(139)	--	--	--	--	(139)
Amortization of restricted stock	--	--	1,280	--	--	--	1,280
Issuance of shares pursuant to exercise of stock options	708	7,706	--	--	--	--	7,706
Tax benefit of stock options exercised	--	4,390	--	--	--	--	4,390

BALANCE, DECEMBER 26, 2004	34,802	$217,146	$(1,588)	$202,253	$(13,177)	$--	$404,634

        See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002
(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$47,530	$42,277	$33,439
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	33,362	27,992	25,597
Provision for asset impairments,
restaurant closings and other charges	2,700	--	495
Minority interest	300	300	448
Deferred tax expense	5,127	3,911	5,573
Issuance of common stock to employee retirement plans	--	--	219
Purchase of short-term investments, net	(10,859)	(6,301)	(17,735)
Changes in assets and liabilities:
Accounts receivable	(482)	(2,154)	(807)
Inventories	(2,744)	(1,454)	(456)
Prepaid expenses	(1,859)	(1,562)	(408)
Other assets	(3,087)	(1,390)	(731)
Refundable income taxes	3,225	6,586	5,646
Accounts payable	3,585	229	(5,943)
Accrued expenses	9,514	10,782	8,190

Net cash provided by operating activities	86,312	79,216	53,527

Cash flows from investing activities:
Purchase of property and equipment	(97,246)	(77,710)	(54,813)

Net cash used in investing activities	(97,246)	(77,710)	(54,813)

Cash flows from financing activities:
Repayments of debt, net	--	--	(10,000)
Principal payments on capital leases	(128)	(79)	(58)
Proceeds from minority partner contributions	--	--	156
Distributions to minority partners	(362)	(340)	(522)
Increase (decrease) in bank overdraft included
in accounts payable and accrued expenses	8,486	1,194	(3,594)
Purchase of common stock for treasury	(8,188)	(2,625)	(2,205)
Proceeds from exercise of stock options	7,706	7,120	5,262

Net cash provided by (used in) financing activities	7,514	5,270	(10,961)

Net increase (decrease) in cash and cash equivalents	(3,420)	6,776	(12,247)
Cash and cash equivalents at beginning of year	20,508	13,732	25,979

Cash and cash equivalents at end of year	$17,088	$20,508	$13,732

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$15,085	$9,737	$6,243

Cash paid for interest net of amounts capitalized	$1,589	$1,078	$1,934

Supplemental disclosure of non-cash financing and investing activities:
Assets acquired under capital lease	$9,885	$5,181	$1,617

        See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002

(1)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

        RARE Hospitality International, Inc., including its wholly owned subsidiaries (the “Company”), is a multi-concept restaurant company operating in 28 states and the District of Columbia, operating 260 restaurants, which are located primarily in the Eastern half of the United States. At December 26, 2004, the Company operated the following restaurants:

CONCEPT	NUMBER IN OPERATION
LongHorn Steakhouse	210
Bugaboo Creek Steak House	28
The Capital Grille	20
Other specialty concepts	2

         The Company is a 50 percent partner in joint ventures that operate three LongHorn Steakhouse restaurants, which are managed by the Company. Due to the rights and duties assigned by the attendant joint venture and management agreements, the Company is deemed to have control over these joint ventures.

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

CASH EQUIVALENTS

        The Company considers all highly liquid investments which have original maturities of three months or less to be cash equivalents. Cash equivalents are comprised of overnight repurchase agreements and totaled approximately $14.4 million at December 26, 2004, $16.0 million at December 28, 2003 and $9.8 million at December 29, 2002. The carrying amount of these instruments approximates their fair market values. All overdraft balances have been reclassified as current liabilities.

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

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost. Property under capital leases is stated at the present value of minimum lease payments. Leasehold improvements and property held under capital leases are amortized on the straight-line method over the shorter of the estimated life of the asset or the lease term, including renewal periods when the exercise of such renewal periods is deemed to be reasonably assured (generally 15 years for building operating leases and 25 years for land-only operating leases and real property acquired under capital leases). Depreciation on owned property and equipment is calculated on the straight-line method over the estimated useful lives of the related assets, which approximates 25 years for buildings and land improvements, seven years for restaurant equipment, and three years for computer hardware and software.

RENT EXPENSE

        The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty to the Company. Rent expense incurred during the construction period is capitalized to property and equipment. The lease term commences on the date when the Company becomes legally obligated for the rent payments. Percentage rent expense is generally based upon sales levels and is accrued at the point in time the Company determines that it is probable that such sale levels will be achieved. The Company records leasehold improvements funded by landlords under operating leases as leasehold improvements and deferred rent.

PRE-OPENING AND ORGANIZATION COSTS

        The Company accounts for pre-opening and organization costs in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities.” SOP 98-5 requires entities to expense as incurred all organization and pre-opening costs.

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

REVENUE RECOGNITION

        Revenue from restaurant sales is recognized when food and beverage products are sold. Accounts receivable is primarily comprised of amounts due from the Company’s credit card processor. The Company records a liability for gift certificates and gift cards at the time they are issued. Upon redemption, sales are recorded and the liability is reduced by the amount of certificates or card values redeemed. Revenues from the sales of franchises are recognized as income when substantially all of the Company’s material obligations under the franchise agreement have been performed. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned.

COST OF RESTAURANT SALES

        Cost of restaurant sales include food and beverage costs, warehousing, and related purchasing and distribution costs. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned. These allowances are recognized as earned in accordance with the underlying agreement with the vendor and completion of the earning process. Vendor agreements are generally for a period of one year or less and payments received are recorded as a current liability until earned.

GOODWILL

        The Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” effective as of the beginning of fiscal year 2002. SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. In the first quarter of fiscal 2002, the Company ceased amortization of goodwill and performed the required goodwill impairment testing. The fair value of each reporting unit was compared to its carrying value to determine whether there is an indication that impairment may exist. If an impairment of goodwill is determined to exist, it is measured as the excess of its carrying value over its fair value. Upon performing the initial and subsequent annual tests for impairment of the carrying value of the Company’s goodwill, it was concluded that there was no current indication of impairment to goodwill. Accordingly, no impairment losses have been recorded.

        As of the date of adoption of SFAS 142, the Company had unamortized goodwill in the amount of approximately $19.2 million. In accordance with SFAS 142, no goodwill amortization expense was recorded in the Company’s financial statements for fiscal 2004, 2003 or 2002.

OTHER ASSETS

        Other assets consist of debt issuance costs, trademarks, deposits, and purchased liquor licenses. The Company applies the provisions of SFAS 142 to purchased liquor licenses and trademarks. In the first quarter of fiscal 2002, the Company ceased amortizing purchased liquor licenses and trademarks and began testing for impairment annually. There has been no impairment of purchased liquor licenses or trademarks since the adoption of SFAS 142 in 2002. Purchased liquor licenses amounted to approximately $4.4 million and $3.5 million at December 26, 2004 and December 28, 2003, respectively. Purchased trademarks aggregated approximately $0.4 million at December 26, 2004. Debt issuance costs are amortized on a straight-line basis over the term of the debt.

RESTAURANT CLOSING COSTS

        Upon the decision to close or relocate a restaurant, estimated unrecoverable costs are charged to expense. Such costs include the write-down of buildings and/or leasehold improvements, equipment, and furniture and fixtures, to the estimated fair market value less costs of disposal, and a provision for future lease obligations, less estimated subrental income. The Company provided for the closure of one restaurant in fiscal year 2002.

RECOVERABILITY OF LONG-LIVED ASSETS

        The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires the Company to review its long-lived assets, which include property and equipment, related to each restaurant periodically or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be held and used are reported at the lower of the carrying amount or fair value, using discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Considerable management judgment is required to estimate cash flows and fair value less costs to sell. Accordingly, actual results could vary significantly from such estimates.

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

        Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by SFAS 123. The fair value of the options granted during 2004, 2003 and 2002 is estimated at approximately $6.1 million, $5.8 million and $4.9 million, respectively, on the date of grant, using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Dividend yield	0	0	0
Volatility	34.2%	44%	46%
Risk-free interest rate	3.625%	3.25%	4%
Average expected life	4 yrs	5 yrs	5 yrs

         In accordance with the provisions of APB 25, the Company did not recognize any compensation expense from the issuance of employee stock options. The following table represents the effect on net earnings and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123 (in thousands except per share amounts):

	2004	2003	2002
Net earnings, as reported	$ 47,530	$ 42,277	$ 33,439
Total stock-based employee compensation
expense determined under fair value method
for all awards, net of related tax effects	3,989	3,853	3,275

Pro forma net earnings	$ 43,541	$ 38,424	$ 30,164

Basic earnings per common share:
Net earnings, as reported	$ 1.41	$ 1.27	$ 1.03

Net earnings, pro forma	$ 1.29	$ 1.16	$ 0.93

Diluted earnings per common share:
Diluted earnings, as reported	$ 1.34	$ 1.21	$ 0.98

Diluted earnings, pro forma	$ 1.23	$ 1.12	$ 0.89

         In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment,” (“SFAS 123R”), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for the Company’s third quarter of fiscal 2005. The Company will adopt the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for unvested awards as of the effective date of SFAS 123R over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123.

        See Note 10 for further discussion of the Company’s stock option plans.

MANAGING PARTNER PROGRAM

        The Company maintains a compensation program (the “Managing Partner Program”) for its lead restaurant managers (“MPs”). Under the Managing Partner Program, the Company enters into a 5-year employment contract with the MP that provides for i) a fixed salary; ii) quarterly bonuses calculated as a percentage of restaurant profits and as a percentage of any year-over-year increase in sales; and iii) an award of restricted Company common stock, which is issued annually, in arrears, in an amount equal to 10% of the previous four quarters aggregate salary and bonus paid under the Managing Partner Program. All salary, bonuses and restricted stock to be awarded to an MP under the Managing Partner Program is expensed as earned and reflected in the Company’s consolidated statements of operations as compensation expense.

        The Company’s accounting for each annual award recognizes the expense associated with that specific award throughout the respective year based on management’s estimates of the individual’s annual salary and bonus for such period. Accordingly, the fair value of each annual award of restricted stock is expensed ratably over the year earned beginning in the first month of participation in the program. See Note 10 for further discussion of the Company’s restricted stock plan.

ADVERTISING EXPENSES

        The costs of programming, advertising and other promotions are expensed in the periods in which the costs are incurred. Production costs are charged to expense in the period the advertising is first aired. Total advertising expense included in operating expenses — restaurants was approximately $26.1 million, $21.2 million and $16.8 million for the years ended December 26, 2004, December 28, 2003 and December 29, 2002, respectively.

SELF-INSURANCE ACCRUALS

        The Company self-insures a significant portion of expected losses under its workers’compensation, employee medical and general liability programs. Accrued liabilities have been recorded based on estimates of the ultimate costs to settle incurred claims, both reported and unreported.

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

        The following table presents a reconciliation of weighted average shares and earnings per share amounts (amounts in thousands, except per share data):

	2004	2003	2002
Weighted average number of common shares used
in basic calculation	33,811	33,162	32,586
Dilutive effect of restricted stock awards	88	179	146
Dilutive effect of net shares issuable
pursuant to stock option plans	1,475	1,502	1,536

Weighted average number of common shares used
in diluted calculation	35,374	34,843	34,268

Net earnings	$47,530	$42,277	$33,439

Basic earnings per common share	$ 1.41	$ 1.27	$ 1.03

Diluted earnings per common share	$ 1.34	$ 1.21	$ 0.98

         Options to purchase 152,531 shares of common stock at December 26, 2004, were excluded from the computation of diluted earnings per common share because the related exercise prices were greater than the average market price for 2004 and would have been antidilutive.

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

        At December 26, 2004 the Company had no interest rate swap agreements.

USE OF ESTIMATES

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

        During 2004 and 2003, net earnings were the same as comprehensive income. For 2002, comprehensive income includes net earnings adjusted for net unrealized losses on interest rate swaps.

RECENTLY ADOPTED ACCOUNTING STANDARDS

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB issued modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Non-Special Purpose Entities created prior to February 1, 2003, should be accounted for under the Revised Interpretation’s provisions no later than the first quarter of fiscal 2004. The Company adopted FIN 46 in 2003 and the Revised Interpretations in the first quarter of 2004, neither of which had an impact on the Company’s consolidated financial statements.

RECLASSIFICATIONS

        Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform with the 2004 presentation.

(2)    PROVISION FOR ASSET IMPAIRMENTS, RESTAURANT CLOSINGS, AND OTHER CHARGES

        The provision for asset impairments, restaurant closings, and other charges of $2.7 million in the fourth quarter of fiscal 2004 consisted of the partial write down of asset values related to two LongHorn Steakhouse restaurants and one Bugaboo Creek Steak House restaurant. The provision for asset impairments, restaurant closings, and other charges of $495,000 in fiscal 2002 consisted of the write down of asset values related to one LongHorn Steakhouse restaurant. These charges were determined under SFAS 144 by comparing discounted estimated future cash flows to the carrying value of impaired assets.

(3)    PROPERTY AND EQUIPMENT

        Major classes of property and equipment at December 26, 2004 and December 28, 2003 are summarized as follows (in thousands):

	2004	2003
Land and improvements	$ 65,044	$ 53,083
Buildings	68,153	55,874
Leasehold improvements	257,650	209,934
Assets under capital lease	35,995	27,807
Restaurant equipment	105,638	93,970
Furniture and fixtures	45,996	40,443
Construction in progress	31,308	26,084

	609,784	507,195
Less accumulated depreciation and amortization	171,305	146,009

	$438,479	$361,186

        Depreciation and amortization – restaurants on the consolidated statement of operations excludes depreciation of assets in the Company’s corporate offices and training facility. Total depreciation and amortization of property and equipment during 2004, 2003 and 2002 was $32,197,000, $27,421,000 and $25,070,000, respectively.

        The Company has, in the normal course of business, entered into agreements with vendors for the purchase of restaurant equipment, furniture, fixtures, buildings, and improvements for restaurants that have not yet opened. At December 26, 2004, such commitments totaled approximately $25.5 million.

(4)     ACCRUED EXPENSES

        Accrued expenses consist of the following at December 26, 2004 and December 28, 2003 (in thousands):

	2004	2003
Accrued self insurance reserves	$ 4,807	$ 5,300
Accrued provision for restaurant closings
and other charges	330	454
Accrued rent	15,673	9,076
Accrued compensation	13,008	10,529
Other taxes accrued	7,017	5,909
Unearned revenue - gift cards and
gift certificates	25,925	19,402
Other	3,177	4,548

	$69,937	$55,218

(5)    DEBT

        The Company has a variable interest rate revolving credit facility (the “Revolving Credit Facility”), which permits the Company to borrow up to $100.0 million through the termination date in November 2007. The Revolving Credit Facility bears interest at the Company’s option of LIBOR plus a margin of 1.25% to 1.75% (the “applicable margin”) depending on the Company’s leverage ratio or the administrative agent’s prime rate of interest, and requires payment of a commitment fee on any unused portion at a rate of 0.3% to 0.4% per year (depending on the Company’s leverage ratio). At December 26, 2004 and December 28, 2003, the applicable margin was 1.25%. On December 26, 2004 and December 28, 2003, there were no amounts outstanding under the Company’s revolving credit facility. The commitment fee on the unused portion of the Revolving Credit Facility on December 26, 2004, and on December 28, 2003 was 0.3% per year. Amounts available under the Company’s revolving credit facility totaled $100.0 million on both December 26, 2004 and December 28, 2003, respectively.

        The Revolving Credit Facility restricts payment of dividends, without prior approval of the lender, and contains certain financial covenants, including debt to capitalization, leverage and interest coverage ratios, as well as minimum net worth and maximum capital expenditure covenants. The Revolving Credit Facility is secured by the common stock of entities that own substantially all of the Bugaboo Creek Steak House and The Capital Grille restaurants. At December 26, 2004, the Company was in compliance with the provisions of the Revolving Credit Facility.

        Interest expense, net consists of the following (in thousands):

	2004	2003	2002
Interest expense	$ 3,012	$ 2,377	$ 3,082
Capitalized interest	(1,312)	(1,067)	(978)
Interest income	(372)	(295)	(386)

Interest expense, net	$ 1,328	$ 1,015	$ 1,718

(6)    INCOME TAXES

        Income tax expense consists of (in thousands):

	CURRENT	DEFERRED	TOTAL
Year ended December 26, 2004:
U.S. Federal	$16,436	$ 4,543	$20,979
State and local	2,113	584	2,697

	$18,549	$ 5,127	$23,676
Year ended December 28, 2003:
U.S. Federal	$14,764	$ 3,510	$18,274
State and local	1,688	401	2,089

	$16,452	$ 3,911	$20,363

Year ended December 29, 2002:
U.S. Federal	$ 9,314	$ 5,001	$14,315
State and local	1,064	572	1,636

	$10,378	$ 5,573	$15,951

        The differences between the statutory Federal income tax rate and the effective income tax rate reflected in the consolidated statements of operations are as follows:

	2004	2003	2002
Federal statutory income tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	2.90	2.60	2.60
Meals and entertainment	0.10	0.10	0.10
FICA tip credit	(4.90)	(4.70)	(4.80)
Other	0.15	(0.50)	(0.60)

Effective tax rates	33.25%	32.50%	32.30%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 26, 2004 and December 28, 2003 are presented below (in thousands):

	2004	2003
Deferred tax assets (liabilities):	------	-----
Provisions for restaurant closings, and other charges	$2,289	$1,667
Accrued rent	4,136	3,413
Pre-opening costs	28	57
Accrued insurance	293	362
Accrued workers' compensation	833	860
Property and equipment	(13,555)	(6,628)
Deferred Compensation Plan	2,586	1,689
Restricted stock	1,498	1,148
Smallwares	(2,909)	(2,495)
Other	(891)	(638)

Net deferred tax asset (liability)	$(5,692)	$(565)

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

(7)     EMPLOYEE BENEFIT PLANS

        The Company provides employees who meet minimum service requirements with retirement benefits under a 401(k) plan (the “RARE Plan”). Under the RARE Plan, eligible employees may make contributions of between 1% and 20% of their annual compensation. Effective for 2001, officers and highly compensated employees do not participate in this plan. The Company makes quarterly matching contributions in an amount equal to 50% of the first 5% of employee compensation contributed, resulting in a maximum Company contribution of 2.5% of employee compensation. The Company’s expense under the RARE Plan was $613,000, $592,000, and $627,000 for 2004, 2003 and 2002, respectively.

        Effective January 1, 2000, the Company implemented the Supplemental Deferred Compensation Plan (the “Supplemental Plan”), a nonqualified plan which allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The maximum aggregate amount deferred under the Supplemental Plan and the RARE Plan can not exceed the lesser of 20% of annual compensation or $50,000. The Company makes quarterly matching contributions in an amount equal to 50% of employee contributions, not to exceed the lesser of 2.5% of the employee’s total annual compensation or $5,000. The Company’s expense under the Supplemental Plan was $467,000, $414,000, and $324,000 for 2004, 2003 and 2002, respectively. Company contributions to both the RARE Plan and the Supplemental Plan vest at the rate of 20% each year beginning after the employee’s first year of service and were made in the form of Company common stock in the first half of 2002 and cash in the second half of 2002 and all of 2003 and 2004.

        The Company entered into a rabbi trust agreement to protect the assets of the Supplemental Plan. Participant’s accounts are comprised of their contribution, the Company’s matching contribution and each participant’s share of earnings or losses in the plan. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested,” the accounts of the rabbi trust are reported in the Company’s consolidated financial statements. The Company’s consolidated balance sheet includes the investments in other non-current assets and the offsetting obligation is included in other non-current liabilities. Such amounts at December 26, 2004 and December 28, 2003 totaled $6,820,000 and $4,131,000, respectively. The deferred compensation plan investments are considered trading securities and are reported at fair value with the realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recorded in operating income.

(8)    LEASES AND RELATED COMMITMENTS

        The Company is obligated under various capital leases for certain restaurant facilities that expire at various dates during the next 30 years. Capital leases are recorded as an asset and an obligation at an amount equal to the present value of the minimum lease payments during the lease term. The Company also has noncancelable operating leases for certain restaurant facilities. Rental payments include minimum rentals, plus contingent rentals based on restaurant sales at the individual stores. These leases generally contain renewal options for periods ranging from three to 15 years and require the Company to pay all executory costs such as insurance and maintenance. Under the provisions of certain leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the anticipated life of the leases. The leasehold improvements for each restaurant facility are amortized over a term that includes renewal options that are reasonably assured. For each restaurant facility, the financial statements reflect the same lease term for amortizing leasehold improvements as used to determine capital versus operating lease classifications and in calculating straight-line rent expense.

        Future minimum lease payments under capital lease obligations and noncancelable operating leases at December 26, 2004 are as follows (in thousands):

YEARS ENDING AT OR ABOUT DECEMBER 31:	CAPITAL	OPERATING
2005	$3,432	$19,689
2006	3,595	18,799
2007	3,644	17,755
2008	3,726	15,645
2009	3,832	14,324
Thereafter	65,124	62,893

Total minimum lease payments	83,353	$149,105

Less imputed interest (at 9%)	46,010

Present value of minimum lease payments	37,343
Less current maturities	207

Obligations under capital leases,
net of current maturities	$37,136

         Rental expense consisted of the following amounts (in thousands):

	2004	2003	2002
Minimum lease payments	$19,914	$17,746	$15,961
Contingent rentals	2,816	2,219	1,721

Total rental expense	$22,730	$19,965	$17,682

(9)    SHAREHOLDERS’ EQUITY

        In September 2001, the Company’s Board of Directors authorized the Company to use up to $15.0 million to purchase shares of its common stock through open market transactions, block purchases or in privately negotiated transactions through September 2002. In July 2002, the Company’s Board of Directors extended this share repurchase program through April 2003. During the third quarter of 2001, the Company purchased 15,000 shares of its common stock for a total purchase price of approximately $159,000 (average price of $10.60 per share). During the fourth quarter of 2002, the Company purchased 127,500 shares of its common stock for a total purchase price of approximately $2,205,000 (average price of $17.29 per share). During the first quarter of 2003, the Company purchased 150,000 shares of its common stock for a total purchase price of approximately $2.625 million (average price of $17.50 per share). On July 23, 2003, the Company’s Board of Directors authorized the Company to purchase up to an additional $25.0 million of its common stock from time-to-time through May 2005. During the second quarter of 2004, the Company purchased 300,000 shares of its common stock for a total purchase price of approximately $8.188 million (average price of $27.29 per share).

        The Company’s Articles of Incorporation authorize 10,000,000 shares of preferred stock, no par value. The Board of Directors of the Company may determine the preferences, limitations, and relative rights of any class of shares of preferred stock prior to the issuance of such class of shares. In November 1997, in connection with the adoption of a Shareholders Rights Plan, the Board of Directors designated 500,000 shares of Series A Junior Participating Preferred Stock (the “Series A Stock”) and filed such designation as an amendment to the Company’s Articles of Incorporation. Holders of shares of Series A Stock are entitled to receive, when, as and if declared by the Board of Directors, (i) on each date that dividends or other distributions (other than dividends or distributions payable in common stock) are payable on the common stock comprising part of the Reference Package (as defined in the Articles of Incorporation), an amount per whole share of Series A Stock equal to the aggregate amount of dividends or other distributions that would be payable on such date to a holder of the Reference Package and (ii) on the last day of March, June, September and December in each year, an amount per whole share of Series A Stock equal to the excess of $1.00 over the aggregate dividends paid per whole share of Series A Stock during the three-month period ending on such last day. If any shares of Series A Stock are outstanding, no dividends (other than dividends payable in common stock or any other stock ranking junior to the Series A Stock as to dividends and upon liquidation) may be declared or paid unless the full cumulative dividends on all outstanding shares of Series A Stock have been or are contemporaneously paid. Upon the liquidation, dissolution or winding up of the affairs of the Company and before any distribution or payment to the holders of common stock, holders of shares of the Series A Stock are entitled to be paid in full an amount per whole share of Series A Stock equal to the greater of (i) $1.00 or (ii) the aggregate amount distributed or to be distributed prior to the date of such liquidation, dissolution or winding up to a holder of the Reference Package. After payment in full to each holder of shares of Series A Stock, the Series A Stock shall have no right or claim to any of the remaining assets of the Company. Each outstanding share of Series A Stock votes on all matters as a class with any other capital stock comprising part of the Reference Package and shall have the number of votes that a holder of the Reference Package would have.

        As of December 26, 2004, there were no shares of Series A Stock issued and outstanding and all of such shares are issuable in accordance with the Company’s Shareholders Rights Plan.

(10)    STOCK OPTIONS AND RESTRICED STOCK

        The Company’s Amended and Restated 2002 Long-Term Incentive Plan (the “2002 Plan”), provides for the granting of incentive stock options, nonqualified stock options, and restricted stock to employees, officers, directors, consultants, and advisors. All stock options issued under the 2002 Plan were granted at prices which equate to or were higher than current market value on the date of the grant, are generally exercisable after three to five years, and must be exercised within ten years from the date of grant. The aggregate number of shares authorized to be awarded under the 2002 Plan is 4,270,000. Not more than 2,320,000 of such aggregate number of shares may be granted as awards of restricted stock.

        Shares of Company common stock are issued as deferred compensation under the Company’s Managing Partner Program. Total shares issued under this program were approximately 61,000, 47,000 and 66,000 for 2004, 2003 and 2002, respectively. Total compensation expense recognized in association with these awards was approximately $1,280,000, $790,000 and $436,000 for 2004, 2003 and 2002, respectively.

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

        As of December 26, 2004 and December 28, 2003, options to purchase 1,958,755 and 2,019,575 shares of common stock, respectively, were exercisable at weighted average exercise prices of $12.39 and $10.04 per share, respectively. Option activity under the Company’s stock option plans is as follows:

	SHARES	WEIGHTED AVERAGE PRICE
Outstanding at December 30, 2001	4,105,892	$9.01
Granted in 2002	651,642	16.54
Exercised in 2002	(744,545)	7.17
Canceled in 2002	(73,812)	12.11

Outstanding at December 29, 2002	3,939,177	10.57

Granted in 2003	732,003	20.01
Exercised in 2003	(907,252)	7.85
Canceled in 2003	(31,753)	16.17

Outstanding at December 28, 2003	3,732,175	12.99

Granted in 2004	701,066	27.20
Exercised in 2004	(709,152)	10.87
Canceled in 2004	(153,748)	17.58

Outstanding at December 26, 2004	3,570,341	16.07

         The following table summarizes information concerning options outstanding and exercisable as of December 26, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING LIFE	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$0.01 to $5.00	52,500	3.1	$ 4.33	52,500	$ 4.33
$5.01 to $10.00	1,103,344	4.4	7.97	907,594	7.88
$10.01 to $15.00	599,686	6.1	14.58	425,535	14.50
$15.01 to $20.00	882,651	7.6	17.53	447,413	17.28
$20.01 to $25.00	246,155	8.6	22.20	88,959	22.51
$25.01 to $30.00	633,524	9.4	26.99	36,754	27.01
$30.01 or greater	52,481	9.8	30.21	--	--

(11)     COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

        The Company has entered into purchasing agreements with certain meat suppliers requiring the Company to purchase contracted quantities of meat at established prices through their expiration on varying dates in 2005 and 2006. The contracted quantities are based on usage projections management believes to be estimates of actual requirements during the contract terms. The Company does not anticipate any material adverse effect on its financial condition or results of operations from these contracts.

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

        The Company has deposits totaling $4.6 million at December 26, 2004 that are being maintained as security under the Company’s workers’ compensation policies.

        The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(12)    QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 26, 2004 and December 28, 2003 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2004:
Revenues	$201,117	$204,064	$194,568	$212,814	$812,563
Operating income	22,437	20,186	13,202	17,009	72,834
Earnings before income taxes	22,212	19,887	12,706	16,401	71,206
Net earnings	14,827	13,277	8,481	10,945	47,530
Net earnings per share*:
Basic	0.44	0.39	0.25	0.32	1.41
Diluted	0.42	0.37	0.24	0.31	1.34
2003:
Revenues	$164,149	$168,620	$166,247	$181,816	$680,832
Operating income	17,698	16,359	11,862	18,036	63,955
Earnings before income taxes	17,334	16,064	11,525	17,717	62,640
Net earnings	11,701	10,840	7,779	11,957	42,277
Net earnings per share*:
Basic	0.36	0.33	0.23	0.36	1.27
Diluted	0.34	0.31	0.22	0.34	1.21

        *Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        In accordance with the Securities Exchange Act Rule 13a-15, the Company’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC rules and instructions for Form 10-K. As a result of the evaluation, there were no changes in internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item is incorporated herein by reference from the sections of the Registrant’s definitive Proxy Statement to be delivered to shareholders of the Registrant in connection with the annual meeting of shareholders to be held May 9, 2005 (the “Proxy Statement”) entitled “Certain Information Concerning Nominees and Directors”, and “Meetings of the Board of Directors and Committees”, “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this item is incorporated herein by reference from the section of the Proxy Statement entitled “Beneficial Owners of More Than Five Percent of the Company’s Common Stock; Shares Held by Directors and Executive Officers.” Information required by this item is incorporated herein by reference from Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters — Equity Compensation Plan Information” in this report.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)     LISTING OF FINANCIAL STATEMENTS

The following financial statements of the Registrant are set forth herein in Part II, Item 8:

         Consolidated Balance Sheets as of December 26, 2004 and December 28, 2003

        Consolidated Statements of Operations — For Each of the Years in the Three-Year Period Ended December 26, 2004

        Consolidated Statements of Shareholders' Equity and Comprehensive Income - For Each of the Years in the Three-Year Period Ended December 26, 2004

        Consolidated Statements of Cash Flows - For Each of the Years in the Three-Year Period Ended December 26, 2004

        Notes to Consolidated Financial Statements

        Reports of Independent Registered Public Accounting Firm

(a)(2)        LISTING OF FINANCIAL STATEMENT SCHEDULES

        Not applicable.

(a)(3)       LISTING OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
    3(a)

    3(b)

    4(a)

    4(b)

    4(c)

   10(a)

   10(b)

   10(c)

   10(d)

   10(e)

   10(f)

   10(g)

   10(h)

  10 (i)

  10 (j)

  10 (k)

  10 (l)

   10(m)

  10 (o)

   10(p)

   10(q)

   10(r)

  10 (s)

  10 (t)

   10(u)

   10(v)

   10(w)

   10(x)

   21(a)
   23(a)
   31(a)
   31(b)
   32(a)

   32(b)

99(a)	-- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- --	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference from Exhibit 3.1 of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002)
Bylaws of the Registrant, as amended (incorporated herein by reference from Exhibit 3.2 of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002)
See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation and Bylaws of the
Registrant defining rights of holders of Common Stock of the Registrant
Specimen Stock Certificate for the Common Stock of the Registrant (incorporated herein by reference from Exhibit
4(b) of the Registrant’s annual report on Form 10-K for the year ended December 27, 1998).
Shareholder Protection Rights Agreement, dated as of November 4, 1997, between RARE Hospitality International,
Inc. and SunTrust Bank, Atlanta, as Rights Agent (which includes as Exhibit B thereto the Form of Right
Certificate) (incorporated herein by reference from Exhibit 99.1 of the Registrant's Form 8-K dated November 4,
1997).
Second Amended and Restated Credit Agreement dated November 21, 2002, by and among the Registrant and Wachovia
Bank, National Association as Administrative Agent and Fleet National Bank as Syndication Agent, SunTrust Bank as
Documentation Agent and South Trust Bank as Co-Agent (incorporated herein by reference from Exhibit 10(a) of the
Registrant’s annual report on Form 10-K for the fiscal year ended December 29, 2002).
LongHorn Steaks, Inc. Amended and Restated 1992 Incentive Plan, as amended (incorporated herein by reference from
Exhibit 10(b) of the Registrant’s annual report on Form 10-K for the fiscal year ended December 29, 2002).
RARE Hospitality International, Inc. 1996 Stock Plan for Outside Directors, as amended (incorporated herein by reference from Exhibit 10(c) of the Registrant’s annual report on Form 10-K for the fiscal year ended December
29, 2002).
Bugaboo Creek Steak House, Inc. 1994 Stock Option Plan (incorporated herein by reference from Exhibit 4(c) to
Registration Statement on Form S-8, Registration No. 333-11983).
RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan (incorporated herein by reference from Exhibit
10(i) of the Registrant’s annual report on Form 10-K for the fiscal year ended December 28, 1997).
Amendment No. 1 to RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan (incorporated herein by reference from Exhibit 10(j) of the Registrant’s annual report on Form 10-K for the fiscal year ended December
28, 1997).
Amendment No. 2 to RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan (incorporated herein by reference from Exhibit 10(i) of the Registrant’s annual report on Form 10-K for the year ended December 27, 1998).
Form of stock option agreement under which options were granted to non-executive officer employees on the same terms as the RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan, but not under that plan
(incorporated herein by reference from Exhibit 10(h) of the Registrant’s annual report on Form 10-K for the year ended December 28, 2003).
RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan (incorporated herein by reference from Appendix A of the Registrant’s Definitive Proxy Statement as filed with the Commission on April
11, 2003).
Employment Agreement dated April 28, 2003 between the Registrant and Philip J. Hickey, Jr. (incorporated herein by reference from Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended
June 29, 2003).
First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and Philip J. Hickey, Jr.
(incorporated herein by reference from Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004).
Employment Agreement dated April 28, 2003 between the Registrant and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June
29, 2003).
First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and Eugene I. Lee, Jr.
(incorporated herein by reference from Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004).
Employment Agreement dated April 28, 2003 between the Registrant and W. Douglas Benn (incorporated herein by reference from Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June
29, 2003).
First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and W. Douglas Benn
(incorporated herein by reference from Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004).
Employment Agreement dated April 28, 2003 between the Registrant and Joia M. Johnson (incorporated herein by reference from Exhibit 10.4 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June
29, 2003).
First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and Joia M. Johnson
(incorporated herein by reference from Exhibit 10.4 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004).
Employment Agreement dated April 28, 2003 between the Registrant and Thomas W. Gathers (incorporated herein by reference from Exhibit 10.5 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June
29, 2003).
First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and Thomas W. Gathers
(incorporated herein by reference from Exhibit 10.5 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004).
Employment Agreement dated October 27, 2004 between the Registrant and David C. George (incorporated herein by reference from Exhibit 10.6 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended
September 26, 2004).
Employment Agreement dated October 27, 2004 between the Registrant and M. John Martin (incorporated herein by reference from Exhibit 10.7 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended
September 26, 2004).
Employment Agreement dated October 27, 2004 between the Registrant and Kristin R. Nyhof (incorporated herein by reference from Exhibit 10.8 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended
September 26, 2004).
Employment Agreement dated December 23, 2003 between the Registrant and Benjamin A. Waites (incorporated herein by reference from Exhibit 10.1 of the Registrant’s current report on Form 8-K dated February 9, 2005)
Subsidiaries of the Company.
Consent of KPMG LLP.
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

        (b)       REPORTS ON FORM 8-K

                        On December 13, 2004, the Company filed a current report on Form 8-K (Item 2.06), which reported that a non-cash impairment charge would be recorded in the quarter ending December 26, 2004.

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

                                                                           RARE Hospitality International, Inc.

                                                                          By: /s/ Philip J. Hickey, Jr.
                                                                          PhilipJ. Hickey, Jr.
                                                                          Chairman of the Board and Chief Executive Officer
Date: March 9, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
By /s/ Philip J. Hickey, Jr.
    Philip J. Hickey, Jr.
    Chairman of the Board and
    Chief Executive Officer
    (Principal Executive Officer)

By /s/ W. Douglas Benn
    W. Douglas Benn
    Executive Vice President, Finance and
    Chief Financial Officer
    (Principal Financial Officer)

By /s/ Benjamin A. Waites
    Benjamin A. Waites
    Vice President, Controller and
    Chief Accounting Officer
    (Principal Accounting Officer)

By /s/ Roger L. Boeve
    Roger L. Boeve
    Director

By /s/ Carolyn H. Byrd
    Carolyn H. Byrd
    Director

By /s/ Don L. Chapman
    Don L. Chapman
    Director

By /s/ James D. Dixon
    James D. Dixon
    Director

By /s/ Dick R. Holbrook
    Dick R. Holbrook
    Director

By /s/ Lewis H. Jordan
    Lewis H. Jordan
    Director

By /s/ Eugene I. Lee, Jr.
    Eugene I. Lee, Jr.
    President, Chief Operating Officer
    and Director

By /s/ George W. McKerrow, Sr.
    George W. McKerrow, Sr.
    Director

By /s/ Ronald W. San Martin
    Ronald W. San Martin
Director	March 9, 2005 March 9, 2005 March 9, 2005 March 9, 2005 March 9, 2005 March 9, 2005 March 9, 2005 March 9, 2005 March 9, 2005 March 9, 2005 March 9, 2005 March 9, 2005