Form 10-Q
period 2005-03-27
RARE HOSPITALITY INTERNATIONAL INC
filed 2005-05-05
CIK 883976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended March 27, 2005

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

  XX   Yes         No

As of May 3, 2005, there were 34,299,728 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 27, 2005	December 26, 2004
Assets

Current assets:
Cash and cash equivalents	$13,131	$19,547
Short-term investments	43,352	34,895
Accounts receivable	10,215	9,212
Inventories	12,921	12,564
Prepaid expenses	6,125	6,898
Refundable income taxes	--	3,327
Deferred income taxes	9,156	9,272

Total current assets	94,900	95,715
Property & equipment, less accumulated depreciation
and amortization of $180,070 in 2005 and $171,305
in 2004	447,477	438,479
Goodwill	19,187	19,187
Other	15,553	14,739

Total assets	$577,117	$568,120

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$26,487	$33,113
Accrued expenses	64,266	69,937
Income taxes payable	3,073	--
Current installments of obligations under
capital leases	228	207

Total current liabilities	94,054	103,257
Obligations under capital leases, net
of current installments	37,071	37,136
Deferred income taxes	14,208	14,964
Other	7,232	6,820

Total liabilities	152,565	162,177
Minority interest	1,354	1,309
Shareholders' equity:
Preferred stock	--	--
Common stock	220,236	217,146
Unearned compensation-restricted stock	(1,578)	(1,588)
Retained earnings	217,717	202,253
Treasury stock at cost; 593 shares in 2005 and 2004	(13,177)	(13,177)

Total shareholders' equity	423,198	404,634

Total liabilities and shareholders' equity	$577,117	$568,120

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	March 27, 2005	March 28, 2004
Revenues:
Restaurant sales:
LongHorn Steakhouse	$165,194	$145,159
The Capital Grille	38,392	29,837
Bugaboo Creek Steak House	24,635	24,286
Specialty concepts	1,652	1,736

Total restaurant sales	229,873	201,018
Franchise revenues	97	99

Total revenues	229,970	201,117

Costs and expenses:
Cost of restaurant sales	83,698	72,574
Operating expenses - restaurants	100,302	85,673
Depreciation and amortization - restaurants	8,371	7,179
Pre-opening expense - restaurants	1,627	1,594
General and administrative expenses	12,423	11,660

Total costs and expenses	206,421	178,680

Operating income	23,549	22,437
Interest expense, net	257	116
Minority interest	126	109

Earnings before income taxes	23,166	22,212
Income tax expense	7,702	7,385

Net earnings	$15,464	$14,827

Weighted average common shares outstanding:
Basic	34,132	33,592

Diluted	35,378	35,576

Basic earnings per common share	$0.45	$0.44

Diluted earnings per common share	$0.44	$0.42

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Equity
For the quarter ended March 27, 2005
(In thousands, unaudited)

	Common Stock
	Shares	Amount	Restricted Stock	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance, December 26, 2004	34,802	$217,146	$(1,588)	$202,253	$(13,177)	$404,634
Net earnings and total
comprehensive income	--	--	--	15,464	--	15,464
Amortization of restricted
stock	--	--	389	--	--	389
Issuance of shares pursuant
to restricted stock award	12	379	(379)	--	--	--
Issuance of shares pursuant to
exercise of stock options	150	1,667	--	--	--	1,667
Tax benefit of stock options
exercised	--	1,044	--	--	--	1,044

Balance, March 27, 2005	34,964	$220,236	$(1,578)	$217,717	$(13,177)	$423,198

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Quarter Ended
	March 27, 2005	March 28, 2004
Cash flows from operating activities:
Net earnings	$15,464	$14,827
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	9,207	7,798
Changes in working capital accounts	(7,889)	(7,669)
Minority interest	126	109
Deferred tax (benefit) expense	(640)	3,551
Purchase of short-term investments	(8,457)	(9,102)

Net cash provided by operating activities	7,811	9,514

Cash flows from investing activities:
Purchase of property and equipment	(17,809)	(24,133)

Net cash used by investing activities	(17,809)	(24,133)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,667	2,235
Distributions to minority partners	(81)	(89)
Increase in bank overdraft included in accounts
payable and accrued liabilities	2,040	7,017
Principal payments on capital leases	(44)	(25)

Net cash provided by financing activities	3,582	9,138

Net decrease in cash and cash equivalents	(6,416)	(5,481)
Cash and cash equivalents, beginning of period	19,547	22,230

Cash and cash equivalents, end of period	$13,131	$16,749

Supplemental disclosure of cash flow information
Cash paid for income taxes	$849	$1,118

Cash paid for interest net of amounts capitalized	$469	$227

Supplemental disclosure of non-cash financing and
investing activities:
Assets acquired under capital lease $	--	$11,668

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of March 27, 2005 and December 26, 2004 and for the quarters ended March 27, 2005 and March 28, 2004 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 26, 2004.

The Company records revenues for normal recurring sales upon the performance of services. Revenues from the sale of franchises are recognized as income when substantially all of the Company’s material obligations under the franchise agreement have been performed. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The fiscal quarters ended March 27, 2005 and March 28, 2004 each contained 13 weeks and are referred to hereafter as the first quarter of 2005 and the first quarter of 2004, respectively.

Certain prior period amounts in the accompanying Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the presentation in fiscal 2005.  These reclassifications had no effect on the Company’s Consolidated Statements of Operations.

2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of awards of equity instruments granted in exchange for employee services received, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R was the first interim period beginning after June 15, 2005; however, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R was postponed until the first annual period beginning after June 15, 2005.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use this model, the standard also permits the use of a “lattice” model. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

As disclosed in Note 3, compensation cost for stock options for which the requisite future service has not yet taken place is disclosed as a proforma expense by applying the provisions of SFAS 123. The proforma application of SFAS 123 had a dilutive effect of approximately $0.03 per diluted share in the first quarter of 2005 and is expected to have a proforma dilutive effect of approximately $0.03 to $0.04 per diluted share in each of the remaining quarters of 2005. Compensation cost for stock options vesting beginning in fiscal 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R, which will be effective for the Company at the beginning of fiscal 2006. Management is currently analyzing the implementation alternatives and requirements and is evaluating the impact of the adoption of this Standard on the Company’s consolidated financial statements.

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

	Quarter Ended
	March 27, 2005	March 28, 2004
Net earnings, as reported	$15,464	$14,827
Stock-based compensation expense determined
under fair value method for all awards, net of tax	984	989

Proforma net earnings	$14,480	$13,838

Earnings per share:
Basic - as reported	$0.45	$0.44

Basic - proforma	$0.42	$0.41

Diluted - as reported	$0.44	$0.42

Diluted - proforma	$0.41	$0.39

4. Long-Term Debt

At March 27, 2005, no borrowings were outstanding under the Company’s $100.0 million revolving credit agreement, and the Company was in compliance with all of its debt covenant provisions. Interest expense is reported net of $256,000 and $119,000 of interest income in the first quarter of 2005 and 2004, respectively. Interest capitalized in the first quarter of 2005 and 2004 was $343,000 and $417,000, respectively.

5. Income Taxes

Income tax expense for the first quarter of 2005 has been provided for based on an estimated 33.25% effective tax rate expected to be applicable for the full 2005 fiscal year. The effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits and work opportunity tax credits (both are a reduction in income tax expense) partially offset by state income taxes.

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

	Quarter Ended
	March 27, 2005	March 28, 2004
Net earnings	$15,464	$14,827

Basic weighted average shares outstanding	34,132	33,592
Dilutive effect of stock options	1,142	1,781
Dilutive effect of restricted stock	104	203

Diluted weighted average shares outstanding	35,378	35,576

Basic earnings per common share	$0.45	$0.44

Diluted earnings per common share	$0.44	$0.42

7. Comprehensive Income

For the quarters ended March 27, 2005 and March 28, 2004, there was no difference between the Company’s net earnings and comprehensive income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First quarter 2005 compared to first quarter 2004

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 14.3% to approximately $230.0 million for the first quarter of 2005 compared to approximately $201.1 million for the first quarter of 2004.

Same store sales comparisons for each of the Company’s restaurant concepts for the first quarter of 2005, consist of sales at restaurants opened prior to June 30, 2003.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants increased 13.8% to approximately $165.2 million for the first quarter of 2005 compared to approximately $145.2 million for the first quarter of 2004. The increase reflects a 12.5% increase in restaurant operating weeks in the first quarter of 2005 as compared to the same period of the prior year, resulting from an increase in the restaurant base from 194 LongHorn Steakhouse restaurants at the end of the first quarter of 2004 to 217 at the end of the first quarter of 2005. Average weekly sales for all LongHorn Steakhouse restaurants in the first quarter of 2005 were $59,294, a 1.2% increase as compared to $58,602 for the first quarter of 2004. Same store sales for the comparable LongHorn Steakhouse restaurants increased 1.8% in the first quarter of 2005, as compared to the same period in 2004, due to approximately equal increases in guest counts and average check.

The Capital Grille:

Sales in The Capital Grille restaurants increased 28.7% to approximately $38.4 million for the first quarter of 2005, compared to approximately $29.8 million for the same period in 2004. The increase reflects a 17.6% increase in restaurant operating weeks in the first quarter of 2005 as compared to the same period of the prior year, resulting from an increase in the restaurant base from 17 The Capital Grille restaurants at the end of the first quarter of 2004 to 20 at the end of the first quarter of 2005. Average weekly sales for all The Capital Grille restaurants in the first quarter of 2005 were $147,662, a 9.4% increase, as compared to $135,008 for the comparable period in 2004. Same store sales for the comparable The Capital Grille restaurants increased 5.7% in the first quarter of 2005 as compared to the same period in 2004 primarily due to an increase in average check and, to a lesser extent, an increase in guest counts.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants increased 1.4% to approximately $24.6 million for the first quarter of 2005, compared to approximately $24.3 million for the same period in 2004. The increase reflects an 8.1% increase in restaurant operating weeks in the first quarter of 2005 as compared to the prior year, resulting from the increase in the restaurant base from 26 Bugaboo Creek Steak House restaurants at the end of the first quarter of 2004 to 28 at the end of the first quarter of 2005. The sales increase from the additional restaurants was partially offset by a 6.2% decrease in average weekly sales for all Bugaboo Creek Steak House restaurants in the first quarter of 2005 to $68,240, from average weekly sales of $72,713 for the comparable period of 2004. Same store sales for the comparable Bugaboo Creek Steak House restaurants in the first quarter of 2005 decreased 4.5% as compared to the same period in 2004 due to a decrease in customer counts and, to a lesser extent, decreases in average check.

Franchise Revenue:

Franchise revenues decreased slightly to $97,000 for the first quarter of 2005, from $99,000 for the same period in 2004.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales increased to 36.4% for the first quarter of 2005 from 36.1% for the same period of 2004. Increased contract pricing on commodities in 2005, particularly higher pricing with respect to new beef contracts, was partially offset by a 2% to 3% increase in menu prices. The Company is currently under fixed price contracts with respect to approximately 85% to 90% of its protein products for the remainder of 2005 and into early 2006. The Company expects its cost of restaurant sales as a percentage of restaurant sales in 2005 to be higher than the comparable quarter of 2004 by 0.1% to 0.2% for the last three quarters of 2005. Many of the food products, other than protein products, purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors, which are outside the control of the Company.

Restaurant operating expense as a percentage of restaurant sales increased to 43.6% for the first quarter of 2005 as compared to 42.6% for the same period of 2004. This increase, as a percentage of restaurant sales, was primarily due to greater labor costs, which include the impact of higher unemployment taxes and increases in minimum wage rates, higher utility costs as a percentage of sales, and operating inefficiencies due to more extreme winter weather as compared to the first quarter of 2004.

Restaurant depreciation was approximately 3.6% of restaurant sales in both the first quarter of 2005 and 2004.

Pre-opening expense for the first quarter of 2005 increased slightly to $1,627,000, from $1,594,000 in the same period of the prior year. The amounts charged to pre-opening expense in any period are dependent upon the number of restaurants to be opened and the restaurant concept.

General and administrative expenses as a percentage of total revenues decreased to 5.4% for the first quarter of 2005 as compared to 5.8% for the corresponding period of the prior year. This decrease is primarily associated with lower management bonus accruals and, to a lesser extent, by greater leverage of fixed and semi-fixed expenses resulting from increased sales at existing restaurants.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income increased to approximately $23.5 million for the first quarter of 2005 from approximately $22.4 million for the corresponding period of the prior year.

Interest expense, net increased to $257,000 in the first quarter of 2005 from $116,000 in the same period of the prior year. The increase in interest expense, net is primarily due to the interest expense associated with new capital lease obligations partially offset by an increase in the dollar amount of interest income. This offset in 2005 was higher than in 2004 due to an increase in interest income earned on investments.

Minority interest expense increased to $126,000 for the first quarter of 2005 from $109,000 for the same period of the prior year.

Income tax expense for the first quarter of 2005 was 33.25% of earnings before income taxes, based on the effective tax rate expected to be applicable for the full 2005 fiscal year. This compares to 33.25% of earnings before income taxes for the first quarter of 2004. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits and work opportunity tax credits partially offset by state income taxes.

Net earnings increased to $15.5 million for the first quarter of 2005 from net earnings of $14.8 million for the first quarter of 2004, reflecting the net effect of the items discussed above.

Outlook for Future Operating Results

The Company expects 2005 diluted earnings per common share in a range of $1.53 to $1.57. This level of earnings per common share assumes same store sales increases for the full year of 2005 in a range of 3% to 4% for LongHorn Steakhouse, 4% to 5% for The Capital Grille and 0% to 1% for Bugaboo Creek Steak House, stock-based compensation expense of $0.02 per diluted share related to the Company’s recently adopted restricted stock plan, and the projected restaurant openings discussed below.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, the remodeling of existing restaurants and selected acquisitions. During the first quarter of 2005, the Company’s principal sources of working capital were cash provided by operating activities ($7.8 million), an increase in checks outstanding ($2.0 million) and proceeds from the exercise of employee stock options ($1.7 million). For the first quarter of 2005, the principal use of working capital was capital expenditures ($17.8 million) for new and improved facilities.

The Company intends to open 26 or 27 LongHorn Steakhouse restaurants, three The Capital Grille restaurants and three Bugaboo Creek Steak House restaurants in fiscal year 2005. The Company estimates that its capital expenditures for fiscal year 2005 will be approximately $95 to $105 million. During the first quarter of 2005, the Company opened seven LongHorn Steakhouse restaurants. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100.0 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through the year 2006.

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

Forward-Looking Statements

Statements contained in this report concerning liquidity and capital resources and future operating results contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-Q, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: failure of facts to conform to necessary management estimates and assumptions regarding financial and operating matters; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large and growing restaurant base; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; unusual weather patterns or events; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef; unforeseen increases in commodity pricing; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; legislation affecting the restaurant industry; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks identified from time to time in the Company’s SEC reports, including the Company’s Annual Report on Form 10-K for 2004, registration statements and public announcements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company may be exposed to market risk from changes in interest rates on debt.

As of March 27, 2005, the Company had no borrowings outstanding under its $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 1.75% (the “applicable margin” depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest at the Company’s option. Accordingly, the Company may be exposed to the impact of interest rate movements. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps.

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At March 27, 2005, the Company had $8.7 million in high-grade overnight repurchase agreements, and $43.4 million in short-term investments in the form of federal, state, and municipal bonds. As of March 27, 2005, the Company has classified all short-term investments as trading securities. The market risk on such investments is minimal due to their short-term nature.

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act Rule 13a-15, the Company’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective. To ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in SEC rules and instructions for Form 10-Q. During the Company’s last fiscal quarter, there were no changes in internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect internal controls over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

           (a)     Exhibits Filed.

31.1	-- Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	-- Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	-- Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1).

32.2	-- Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1).

                                            (1)     These exhibits are deemed to accompany this report and are not “filed” as part of the report.

           (b)     Reports filed on Form 8-K. None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 5, 2005 Date	/s/ W. Douglas Benn W. Douglas Benn Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT 31.1

CERTIFICATION PURSUANT TO
SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Philip J. Hickey, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RARE Hospitality International, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 5, 2005 Date	/s/ Philip J. Hickey, Jr. Philip J. Hickey, Jr. Chairman of the Board and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO
SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, W. Douglas Benn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RARE Hospitality International, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 5, 2005 Date	/s/ W. Douglas Benn W. Douglas Benn Executive Vice President, Finance and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
RULE 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934
AND 18 U.S.C. SECTION 1350

In connection with the quarterly report of RARE Hospitality International, Inc. (the “Registrant”) on Form 10-Q for the quarterly period ended March 27, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip J. Hickey, Jr., Chief Executive Officer of the Registrant, certify, in accordance with Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, that to the best of my knowledge:

(1)	The Report, to which this certification is attached as Exhibit 32.1, fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

May 5, 2005 Date	/s/ Philip J. Hickey, Jr. Philip J. Hickey, Jr. Chairman of the Board and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
RULE 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934
AND 18 U.S.C. SECTION 1350

In connection with the quarterly report of RARE Hospitality International, Inc. (the “Registrant”) on Form 10-Q for the quarterly period ended March 27, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, W. Douglas Benn, Executive Vice President, Finance and Chief Financial Officer of the Registrant, certify, in accordance with Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, that to the best of my knowledge:

(1)	The Report, to which this certification is attached as Exhibit 32.1, fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

May 5, 2005 Date	/s/ W. Douglas Benn W. Douglas Benn Executive Vice President, Finance and Chief Financial Officer