Form 10-Q
period 2005-06-26
RARE HOSPITALITY INTERNATIONAL INC
filed 2005-08-05
CIK 883976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________________

FORM 10-Q

___________________________________

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended June 26, 2005

Commission file number 0-19924

RARE Hospitality International, Inc.

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization	58-1498312 (I. R. S. Employer Identification No.)
8215 Roswell Rd; Bldg. 600; Atlanta, GA (Address of principal executive offices)	30350 (Zip Code)

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

As of August 2, 2005, there were 33,972,981 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

Assets	June 26, 2005	December 26, 2004
Current assets:
Cash and cash equivalents	$ 25,412	$ 19,547
Short-term investments	13,282	34,895
Accounts receivable	10,909	9,212
Inventories	13,491	12,564
Prepaid expenses	5,518	6,898
Refundable income taxes	--	3,327
Deferred income taxes	10,524 -----------	9,272 -----------
Total current assets	79,136	95,715
Property & equipment, less accumulated depreciation and amortization of $186,742 in 2005 and $171,305 in 2004	459,625	438,479
Goodwill	19,187	19,187
Other	16,326 -----------	14,739 -----------
Total assets	$ 574,274 ========	$ 568,120 ========
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 26,130	$ 33,113
Accrued expenses	65,940	69,937
Income taxes payable	3,422	--
Current installments of obligations under capital leases	251 -----------	207 -----------
Total current liabilities	95,743	103,257
Obligations under capital leases, net of current installments	37,001	37,136
Deferred income taxes	11,932	14,964
Other	7,653 -----------	6,820 -----------
Total liabilities	152,329	162,177
Minority interest	1,286	1,309

Shareholders’ equity:
Preferred stock	--	--
Common stock	223,843	217,146
Unearned compensation-restricted stock	(1,599)	(1,588)
Retained earnings	231,522	202,253
Treasury stock at cost; 1,283 shares in 2005 and 593 shares in 2004	(33,107) -----------	(13,177) -----------
Total shareholders’ equity	420,659 -----------	404,634 -----------
Total liabilities and shareholders’ equity	$ 574,274 ========	$ 568,120 ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

Revenues:	Quarter Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Restaurant sales:
LongHorn Steakhouse	$168,492	$147,183	$333,686	$292,342
The Capital Grille	39,625	31,113	78,017	60,950
Bugaboo Creek Steak House	24,022	23,615	48,657	47,901
Specialty concepts	2,001 ----------	2,052 ----------	3,653 ----------	3,788 ----------
Total restaurant sales	234,140	203,963	464,013	404,981
Franchise revenues	124 ----------	101 ----------	221 ----------	200 ----------
Total revenues	234,264 ----------	204,064 ----------	464,234 ----------	405,181 ----------
Costs and expenses:
Cost of restaurant sales	86,508	75,152	170,206	147,726
Operating expenses - restaurants	103,072	87,911	203,293	173,584
Depreciation and amortization - restaurants	8,680	7,457	17,132	14,636
Pre-opening expense	2,270	1,612	3,897	3,206
General and administrative expenses	12,599 ----------	11,746 ----------	25,022 ----------	23,406 ----------
Total costs and expenses	213,129 ----------	183,878 ----------	419,550 ----------	362,558 ----------
Operating income	21,135	20,186	44,684	42,623
Interest expense, net	394	207	651	323
Minority interest	60 ----------	92 ----------	186 ----------	201 ----------
Earnings before income taxes	20,681	19,887	43,847	42,099
Income tax expense	6,876 ----------	6,610 ----------	14,578 ----------	13,995 ----------
Net earnings	$13,805 ======	$13,277 ======	$29,269 ======	$28,104 ======
Basic earnings per common share	$ 0.41 ======	$ 0.39 ======	$ 0.86 ======	$ 0.84 ======
Diluted earnings per common share	$ 0.39 ======	$ 0.37 ======	$ 0.83 ======	$ 0.79 ======
Weighted average common shares outstanding:
Basic	33,985 ======	33,646 ======	34,072 ======	33,618 ======
Diluted	35,217 ======	35,585 ======	35,409 ======	35,551 ======

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

For the six months ended June 26, 2005

(In thousands, unaudited)

	Common Stock		Restricted Stock	Unearned Compensation- Retained Earnings	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance, December 26, 2004	34,802	$ 217,146	$(1,588)	$ 202,253	$(13,177)	$ 404,634
Net earnings and total comprehensive income	--	--	--	29,269	--	29,269
Purchase of common stock for treasury	--	--	--	--	(19,930)	(19,930)
Amortization of restricted stock	--	--	757	--	--	757
Issuance of shares pursuant to restricted stock award	28	863	(863)	--	--	--
Forfeiture of restricted stock	(8)	(182)	95	--	--	(87)
Issuance of shares pursuant to exercise of stock options	316	4,012	--	--	--	4,012
Tax benefit of stock options exercised	-- --------	2,004 -------------	-- ----------	-- ------------	-- ------------	2,004 -------------
Balance, June 26, 2005	35,138 =====	$ 223,843 ========	$(1,599) ======	$ 231,522 =======	$(33,107) =======	$ 420,659 ========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six-Months Ended
	June 26, 2005	June 27, 2004
Cash flows from operating activities:
Net earnings	$ 29,269	$ 28,104
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,704	15,856
Changes in working capital accounts	(2,700)	(8,392)
Minority interest	186	201
Deferred tax (benefit) expense	(4,284)	3,635
Sale (purchase) of short-term investments	21,613 ------------	(2,215) ------------
Net cash provided by operating activities	62,788 ------------	37,189 ------------
Cash flows from investing activities:
Purchase of property and equipment	(39,083) ------------	(46,635) ------------
Net cash used by investing activities	(39,083) ------------	(46,635) ------------
Cash flows from financing activities:
Purchase of common stock for treasury	(19,930)	(8,188)
Proceeds from exercise of stock options	4,012	3,031
Distributions to minority partners	(209)	(209)
Increase (decrease) in bank overdraft included in accounts payable and accrued liabilities	(1,622)	2,958
Principal payments on capital leases	(91) ------------	(54) ------------
Net cash used by financing activities	(17,840) ------------	(2,462) ------------
Net increase (decrease) in cash and cash equivalents	5,865	(11,908)
Cash and cash equivalents, beginning of period	19,547 ------------	22,230 ------------
Cash and cash equivalents, end of period	$ 25,412 =======	$ 10,322 =======
Supplemental disclosure of cash flow information
Cash paid for income taxes	$ 10,060 =======	$ 9,745 =======
Cash paid for interest net of amounts capitalized	$ 1,124 =======	$ 1,284 =======
Supplemental disclosure of non-cash financing and investing activities:
Assets acquired under capital lease	-- =======	$ 11,668 =======

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of June 26, 2005 and December 26, 2004 and for the quarters and six months ended June 26, 2005 and June 27, 2004 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 26, 2004.

The Company records revenues for normal recurring sales upon the performance of services. Revenues from the sale of franchises are recognized as income when substantially all of the Company’s material obligations under the franchise agreement have been performed. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The fiscal quarters ended June 26, 2005 and June 27, 2004 each contained 13 weeks and are referred to hereafter as the second quarter of 2005 and the second quarter of 2004, respectively. Together, the first and second quarters of each fiscal year is referred to as the six months ended June 26, 2005 and June 27, 2004, respectively.

Certain prior period amounts in the accompanying Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the presentation in fiscal 2005. These reclassifications had no effect on the Company’s Consolidated Statements of Operations.

2.	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of awards of equity instruments granted in exchange for employee services received, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R was the first interim period beginning after June 15, 2005; however, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R was postponed until the first annual period beginning after June 15, 2005.

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

As disclosed in Note 3, compensation cost for stock options for which the requisite future service has not yet taken place is disclosed as a proforma expense by applying the provisions of SFAS 123. The proforma application of SFAS 123 had a dilutive effect of approximately $0.02 per diluted share in the second quarter of 2005 and approximately $0.05 per diluted share for the first six months of 2005 and is expected to have a proforma dilutive effect of approximately $0.03 to $0.04 per diluted share in each of the remaining quarters of 2005. Compensation cost for stock options vesting beginning in fiscal 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R, which will be effective for the Company at the beginning of fiscal 2006. Management is currently analyzing the implementation alternatives and requirements and is evaluating the impact of the adoption of this Standard on the Company’s consolidated financial statements.

3.	Shareholders’ Equity and Stock Based Compensation

The Company has stock-based compensation plans that provide for the granting of restricted stock and incentive and non-qualified stock options to employees, officers, directors, consultants, and advisors. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock on the date of grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based plans as permitted under SFAS 123 and SFAS 148. Accordingly, no compensation cost has been recognized for the Company’s stock option plans. Had the compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value methodology of SFAS 123, the Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net earnings, as reported	$13,805	$ 13,277	$29,269	$ 28,104
Add: stock-based compensation expense
Included in reported net earnings, net of tax	228	156	470	316
Deduct: stock-based compensation expense
Determined under fair value method for all awards, net of tax	(1,037) ------------	(1,254) ------------	(2,263) ------------	(2,403) ------------
Proforma net earnings	$ 12,996 ======	$ 12,179 ======	$ 27,476 ======	$ 26,017 ======
Earnings per share:
Basic – as reported	$ 0.41 ======	$ 0.39 ======	$ 0.86 ======	$ 0.84 ======
Basic - proforma	$ 0.38 ======	$ 0.36 ======	$ 0.81 ======	$ 0.77 ======
Diluted – as reported	$ 0.39 ======	$ 0.37 ======	$ 0.83 ======	$ 0.79 ======
Diluted - proforma	$ 0.37 ======	$ 0.35 ======	$ 0.78 ======	$ 0.74 ======

4.	Long-Term Debt

At June 26, 2005, no borrowings were outstanding under the Company’s $100.0 million revolving credit agreement, and the Company was in compliance with all of its debt covenant provisions. Interest expense is reported net of interest income and capitalized interest. Interest income equated to $306,000 and $67,000 for the second quarter of 2005 and 2004, respectively and to $562,000 and $187,000 for the first six months of 2005 and 2004, respectively. Interest capitalized in the second quarter of 2005 and 2004 was $157,000 and $413,000, respectively and was $500,000 and $829,000, for the first six months of 2005 and 2004, respectively.

5.	Income Taxes

Income tax expense for the second quarter and first six months of 2005 has been provided for based on an estimated 33.25% effective tax rate expected to be applicable for the full 2005 fiscal year. The effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits and work opportunity tax credits (both are a reduction in income tax expense) partially offset by state income taxes.

6.	Treasury Shares

The Company’s Board of Directors has authorized the purchase of shares of the Company’s common stock from time to time through open market transactions, block purchases or in privately negotiated transactions. On April 20, 2005, the Board of Directors authorized the Company to use up to $29.0 million to purchase shares of its common stock. During the second quarter of 2005, the Company repurchased 690,000 shares of its common stock at an average price of $28.88 for an aggregate cost of $19,930,000. As of June 26, 2005, approximately $9,070,000 remained available under the Company’s $29.0 million share repurchase authorization.

7.	Earnings Per Share

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

	Quarter Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Basic weighted average shares outstanding	33,985	33,646	34,072	33,618
Dilutive effect of stock options	1,147	1,727	1,254	1,722
Dilutive effect of restricted stock	85 -----------	212 -----------	83 -----------	211 -----------
Diluted weighted average shares outstanding	35,217 =======	35,585 =======	35,409 =======	35,551 =======
Net earnings	$ 13,805 =======	$ 13,277 =======	$ 29,269 =======	$ 28,104 =======
Basic earnings per common share	$ 0.41 =======	$ 0.39 =======	$ 0.86 =======	$ 0.84 =======
Diluted earnings per common share	$ 0.39 =======	$ 0.37 =======	$ 0.83 =======	$ 0.79 =======

8.	Comprehensive Income

For the quarters ended June 26, 2005 and June 27, 2004, there was no difference between the Company’s net earnings and comprehensive income.

9. Subsequent Events

On July 22, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $30.0 million of the Company’s outstanding common stock from time-to-time through May 1, 2007. This new share-repurchase authorization supplements the $29.0 million authorization made on April 20, 2005, which also expires on May 1, 2007.

On July 22, 2005, the Company also entered into an amendment to its revolving credit facility, to extend the facility’s maturity through July 22, 2010, and improve its costs and terms. The total amount the Company may borrow under the amended facility remains at $100.0 million and amounts outstanding under the amended credit facility would bear interest at LIBOR plus a margin of 0.50% to 1.25% depending on the Company’s leverage ratio or the Administrative Agent’s prime rate of interest at the Company’s option.

Item 2.	Management’s Discussion and Analysis of	Financial Condition and Results of Operations

Results of Operations

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 14.8% and 14.6% for the quarter and six months ended June 26, 2005, respectively, as compared to the same periods of the prior fiscal year.

Same store sales comparisons for each of the Company’s restaurant concepts for the quarter ended June 26, 2005, consist of sales at restaurants opened prior to September 29, 2003.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the quarter and six months ended June 26, 2005 increased 14.5% and 14.1%, respectively, as compared to the same periods of the prior year. The increase reflects (i) a 12.1% and 12.3% increase in restaurant operating weeks in the quarter and six months ended June 26, 2005, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 201 LongHorn Steakhouse restaurants at the end of the second quarter of 2004 to 225 at the end of the second quarter of 2005 and (ii) an increase in average weekly sales. Average weekly sales for all LongHorn Steakhouse restaurants in the second quarter of 2005 were $58,241, a 2.1% increase over the comparable period in 2004. Same store sales for the comparable LongHorn Steakhouse restaurants increased 2.2% in the second quarter of 2005 as compared to the same period in 2004, due to approximately equal increases in average check and customer counts.

The Capital Grille:

Sales in The Capital Grille restaurants for the quarter and six months ended June 26, 2005, increased 27.4% and 28.0%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects (i) a 17.5% and 17.6% increase in restaurant operating weeks for the quarter and six months ended June 26, 2005, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 18 The Capital Grille restaurants at the end of the second quarter 2004 to 22 restaurants at the end of the second quarter of 2005 and (ii) an increase in average weekly sales. Average weekly sales for all The Capital Grille restaurants in the second quarter of 2005 were $147,306, an 8.4% increase from the comparable period in 2004. Same store sales for the comparable The Capital Grille restaurants increased 5.0% in the second quarter of 2005, due almost entirely to increases in average check.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants increased for the quarter and six months ended June 26, 2005, by 1.7% and 1.6%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects increases of 5.3% and 6.7% in restaurant weeks in the quarter and six months ended June 26, 2005, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 26 Bugaboo Creek Steak House restaurants at the end of the second quarter of 2004 to 29 restaurants at the end of the second quarter of 2005, partially offset by a decrease in average weekly sales and by the temporary closure of one restaurant during the second quarter due to a fire. Average weekly sales for all Bugaboo Creek Steak House restaurants in the second quarter of 2005 were $67,479, a 3.4% decrease from the comparable period for 2004. Same store sales for the comparable Bugaboo Creek Steak House restaurants in the second quarter of 2005 decreased 3.6% as compared to the same period in 2004, primarily due to a decrease in average check and a slight decrease in customer counts.

Franchise Revenue:

Franchise revenues increased to $124,000 for the second quarter and increased to $221,000 for the first six months of 2005, from $101,000 and $200,000 for the same periods of the prior fiscal year, due to sales increases at the three franchised LongHorn Steakhouse restaurants in Puerto Rico.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales increased to 36.9% for the second quarter of 2005, from 36.8% for the second quarter of 2004, and increased to 36.7% for the first six months of 2005 as compared to 36.5% during the same period of 2004. These increases resulted primarily from higher contract pricing on commodities in 2005, particularly pricing with respect to beef contracts, and was partially offset by a 2% - 3% increase in menu prices. The Company is currently under fixed price contracts with respect to its anticipated beef needs and these contracts are in effect for the remainder of 2005. The Company expects its cost of restaurant sales as a percentage of restaurant sales in the remainder of 2005 to be approximately 0.1% to 0.2% lower than the comparable quarters of 2004. Many of the food products, other than protein products, purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors, which are outside the control of the Company.

Restaurant operating expense as a percentage of restaurant sales increased to 44.0% for the second quarter of 2005 from 43.1% for the second quarter of 2004 and increased to 43.8% for the first six months of 2005, as compared to 42.9% for the same period of 2004. These increases in restaurant operating expenses as a percentage of restaurant sales for the 2005 periods as compared to the prior year were primarily due to increases in the cost of utilities, unemployment tax increases and wage rate pressures, including a $1.00 per hour state mandated increase in the Florida minimum wage.

Restaurant depreciation as a percentage of restaurant sales, was 3.7% for both the second quarter and first six months of 2005, as compared to 3.7% and 3.6% for the same periods of the prior fiscal year, respectively.

Pre-opening expense for the second quarter of 2005 was $2,270,000, an increase of $658,000 from the same period of the prior year. Pre-opening expense for the first six months of 2005 was $3.9 million as compared to $3.2 million during the same period of the prior year. The increase in pre-opening expense in 2005, as compared to the same periods of the prior year, was primarily due to accelerated expenditures in the first six months of 2005, resulting from a greater number of planned new restaurant openings in 2005, as compared to 2004.

General and administrative expenses, as a percentage of total revenues, decreased to 5.4% for the second quarter of 2005 from 5.8% for the same period in 2004, and decreased to 5.4% for the first six months of 2005 from 5.8% for the same period of 2004. These decreases were principally due to decreased bonus accruals and greater leverage of fixed and semi-fixed general and administrative expenses resulting from higher average weekly sales volumes.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income increased to $21.1 million for the second quarter of 2005 and increased to $44.7 million for the first six months of 2005 as compared to $20.2 million and $42.6 million, respectively, for the same periods of the prior year.

Interest expense, net increased to $394,000 in the second quarter of 2005, and $651,000 for the first six months of 2005, from $207,000 and $323,000 during the same periods of the prior year, primarily due to an increase in the level of interest associated with the Company’s new capital lease obligations partially offset by an increase in the dollar amount of interest income. This interest income offset was higher in 2005 than in the comparable periods of 2004 due to an increase in the interest income rate earned on investments. To date, the Company has had no amounts outstanding under the revolving credit facility and had no amounts outstanding during 2004.

Minority interest expense decreased to $60,000 for the second quarter and $186,000 for the first six months of 2004, from $92,000 and $201,000 for the same periods of the prior year, which reflects the joint venture partner’s share of profitability of the Company’s three joint venture restaurants.

Income tax expense for the second quarter and first six months of 2005 was 33.25% of earnings before income taxes, which reflects the effective tax rate expected to be applicable for the full 2005 fiscal year. This rate in 2005 is the same as the effective income tax rate for the full 2004 fiscal year. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits and work opportunity tax credits partially offset by state income taxes.

Net earnings increased to $13.8 million for the second quarter of 2005 from net earnings of $13.3 million for the second quarter of 2004 and increased to $29.3 million for the six months ended June 26, 2005 from $28.1 million for the six months ended June 27, 2004, reflecting the net effect of the items discussed above.

Outlook for Future Operating Results

The Company expects 2005 diluted earnings per common share in a range of $1.52 to $1.55, which includes expense of approximately $0.02 per diluted share related to restricted stock to be issued as part of the Company’s recently adopted stock-based compensation plan for management. This level of earnings per common share assumes same store sales increases for the second half of 2005 in a range of 3% to 4% for LongHorn Steakhouse, 4% to 5% for The Capital Grille and 0% to 1% for Bugaboo Creek Steak House and the projected restaurant openings discussed below.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, the remodeling of existing restaurants and selected acquisitions. During the first six months of 2005, the Company’s principal sources of working capital were cash provided by operating activities ($62.8 million) and proceeds from the exercise of employee stock options ($4.0 million). For the first six months of 2005, the principal uses of working capital were capital expenditures ($39.1 million) related to new and improved facilities and the purchase of common stock for treasury ($19.9 million).

The Company intends to open 27 LongHorn Steakhouse restaurants, three The Capital Grille restaurants and three Bugaboo Creek Steak House restaurants in fiscal year 2005. The Company estimates that its capital expenditures for fiscal year 2005 will be approximately $95 to $105 million. During the first six months of 2005, the Company opened 15 LongHorn Steakhouse restaurants, two The Capital Grille restaurants and one Bugaboo Creek Steak House restaurant. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100.0 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans.

The Company’s Board of Directors has authorized the purchase of shares of the Company’s common stock from time to time through open market transactions, block purchases or in privately negotiated transactions. On April 20, 2005, the Board of Directors authorized the Company to use up to $29.0 million to purchase shares of its common stock. During the second quarter of 2005, the Company repurchased 690,000 shares of its common stock at an average price of $28.88 for an aggregate cost of $19,930,000. As of June 26, 2005, approximately $9,070,000 remained available under the Company’s $29.0 million share repurchase authorization.

On July 22, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $30.0 million of the Company’s outstanding common stock from time-to-time through May 1, 2007. This new share-repurchase authorization supplements the $29.0 million authorization made on April 20, 2005, which also expires on May 1, 2007.

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

Forward-Looking Statements

Statements contained in this report concerning liquidity and capital resources and future operating results contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-Q are based upon information available to the Company as of the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-Q, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: failure of facts to conform to necessary management estimates and assumptions regarding financial and operating matters; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large and growing restaurant base; unexpected increases in cost of sales or employees, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; unusual weather patterns or events; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef; unforeseen increases in commodity pricing; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; legislation affecting the restaurant industry; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks identified from time to time in the Company’s SEC reports, including the Company’s Annual Report on Form 10-K for 2004, registration statements and public announcements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company may be exposed to market risk from changes in interest rates on debt.

As of June 26, 2005, the Company had no borrowings outstanding under its $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 1.25% to 1.75% (the “applicable margin” depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest at the Company’s option. Accordingly, the Company may be exposed to the impact of interest rate movements. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps.

On July 22, 2005, the Company entered into an amendment to its revolving credit facility, to extend the facility’s maturity through July 22, 2010, and improve its costs and terms. The total amount the Company may borrow under the new facility remains at $100.0 million and amounts outstanding under the amended credit facility would bear interest at LIBOR plus a margin of 0.50% to 1.25% depending on the Company’s leverage ratio or the Administrative Agent’s prime rate of interest at the Company’s option.

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At June 26, 2005, the Company had $21.2 million in high-grade overnight repurchase agreements, and $13.3 million in short-term investments in the form of Federal, state, and municipal bonds and commercial paper. As of June 26, 2005, the Company has classified all short-term investments as trading securities. The market risk on such investments is minimal due to their short-term nature.

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act Rule 13a-15, the Company’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in SEC rules and instructions for Form 10-Q. During the Company’s last fiscal quarter, there were no changes in internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Purchases of Equity Securities
	(a)	(c)	(b)	(d)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Period
March 28, 2005 through April 24, 2005	--	--	--	$29,000,000
April 25, 2005 through May 22, 2005	690,000	$28.88	$28.88	$9,070,000
May 23, 2005 through June 26, 2005	--	--	--	$9,070,000

(1)      On April 20, 2005, the Company announced that its Board of Directors authorized the repurchase of up to $29.0 million of the Company’s outstanding common stock from time-to-time through May 1, 2007. The Company’s prior share-repurchase authorization expired on May 1, 2005. On July 22, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $30.0 million of the Company’s outstanding common stock from time-to-time through May 1, 2007. This new share-repurchase authorization supplements the $29.0 million authorization made on April 20, 2005, which also expires on May 1, 2007.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

The 2005 Annual Meeting of Shareholders of the Company was held on May 9, 2005 at which the following proposals were voted upon by the shareholders: (i) election of three Class I directors to serve until the 2008 Annual Meeting of Shareholders; (ii) approval of the RARE Hospitality International, Inc. Executive Officer Performance Incentive Plan; and (iii) ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm to serve for the fiscal year ending December 25, 2005. Holders of 34,373,156 shares of the Company’s common stock were entitled to vote at that meeting. The shareholders elected three Class I directors with a term expiring at the 2008 Annual Meeting. As to each of the following named individuals, the holders of the indicated number of shares of the Company’s common stock voted for his election, and the holders of the indicated number of shares withheld authority to vote for election. There were no broker non-votes.

	Shares Voting For:	Shares Withholding Authority:
Class I
Roger L. Boeve	31,850,955	1,313,613
Don L. Chapman	30,527,543	2,637,025
Lewis H. Jordan	31,855,450	1,309,118

Carolyn H. Byrd, Philip J. Hickey, Jr., Dick R. Holbrook, Eugene I. Lee, Ronald W. San Martin and James D. Dixon continued their terms as directors. The RARE Hospitality International, Inc. Executive Officer Performance Incentive Plan was approved as follows: 30,269,895 shares voted in favor of approval; 2,888,881 shares voted against approval; 5,791 shares abstained; and there was 1 broker non-vote. The selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 25, 2005 was ratified as follows: 30,908,921 shares voted in favor of ratification; 2,245,309 shares voted against the ratification; 10,338 shares abstained; and there were no broker non-votes.

Item 5. Other Information

None

Item 6. Exhibits

Exhibits Filed.

3(1) --	Bylaws of the Registrant, as amended.
31(1) --	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31(2) --	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32(1) --	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1).
32(2) --	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1).
(1) These exhibits are deemed to accompany this report and are not “filed” as part of the report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:__________	_____________________________________
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

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:__________	_____________________________________
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

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:__________	_____________________________________
W. Douglas Benn Executive Vice President, Finance and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

RULE 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934

AND 18 U.S.C. SECTION 1350

In connection with the quarterly report of RARE Hospitality International, Inc. (the “Registrant”) on Form 10-Q for the quarterly period ended June 26, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip J. Hickey, Jr., Chief Executive Officer of the Registrant, certify, in accordance with Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) The Report, to which this certification is attached as Exhibit 32.1, fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:__________	_____________________________________
Philip J. Hickey, Jr. Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

RULE 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934

AND 18 U.S.C. SECTION 1350

In connection with the quarterly report of RARE Hospitality International, Inc. (the “Registrant”) on Form 10-Q for the quarterly period ended June 26, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, W. Douglas Benn, Executive Vice President, Finance and Chief Financial Officer of the Registrant, certify, in accordance with Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) The Report, to which this certification is attached as Exhibit 32.1, fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:__________	_____________________________________
W. Douglas Benn Chief Financial Officer