Form 10-Q/A
period 2005-06-26
RARE HOSPITALITY INTERNATIONAL INC
filed 2005-08-23
CIK 883976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________________

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of RARE Hospitality International, Inc. for the quarterly period ended June 26, 2005 is being filed solely to add the date and appropriate signature on: (i) the signature page on the Form 10-Q, (ii) Exhibits 31.1 and 31.2 – the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and (iii) Exhibits 32.1 and 32.2 – the Certifications pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. The corrected conformed signature page follows and the corrected conformed copies of the Certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1 on Form 10-Q/A, all dated August 5, 2005, the date of the original filing. The Form 10-Q and Certifications were manually signed as of the date of the original filing of the Form 10-Q, but such signatures were inadvertently omitted from the electronic filing.

No other items or disclosures in our original report are being amended, and accordingly this Amendment No. 1 does not otherwise change or update any information that was presented in our original Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2005, filed with the Securities and Exchange Commission on August 8, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 5, 2005	/s/ W. Douglas Benn
W. Douglas Benn
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)

Item 6. Exhibits

Exhibits Filed.

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

Date:	August 23, 2005	/s/ W. Douglas Benn
W. Douglas Benn
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)