Form 10-Q
period 2005-09-25
RARE HOSPITALITY INTERNATIONAL INC
filed 2005-11-04
CIK 883976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended September 25, 2005

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

XX	Yes	__	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

XX	Yes	__	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

__	Yes	XX	No

As of October 31, 2005, there were 33,366,043 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands) (Unaudited)

	September 25,	December 26,
Assets	2005	2004
Current assets:
Cash and cash equivalents	$ 4,967	$ 19,547
Short-term investments	9,847	34,895
Accounts receivable	12,166	9,212
Inventories	13,720	12,564
Prepaid expenses	6,942	6,898
Refundable income taxes	--	3,327
Deferred income taxes	9,497	9,272
	-------------	-------------
Total current assets	57,139	95,715

Property & equipment, less accumulated depreciation
and amortization of $186,742 in 2005 and $171,305 in 2004	475,594	438,479
Goodwill	19,187	19,187
Other	17,369	14,739
	-------------	-------------
Total assets	$ 569,289	$ 568,120
	========	========
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 22,315	$ 33,113
Accrued expenses	70,352	69,937
Notes payable	4,500	--
Income taxes payable	2,807	--
Current installments of obligations under capital leases	273	207
	-------------	-------------
Total current liabilities	100,247	103,257

Obligations under capital leases, net of current installments	36,929	37,136
Deferred income taxes, net	8,701	14,964
Other	8,361	6,820
	-------------	-------------
Total liabilities	154,238	162,177

Minority interest	1,236	1,309

Shareholders’ equity:
Preferred stock	--	--
Common stock	226,569	217,146
Unearned compensation-restricted stock	(1,538)	(1,588)
Retained earnings	241,259	202,253
Treasury stock at cost; 1,952 shares in 2005 and 593 shares
in 2004	(52,475)	(13,177)
	--------------	-------------
Total shareholders’ equity	413,815	404,634
	--------------	--------------
Total liabilities and shareholders’ equity	$ 569,289	$ 568,120
	========	========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

Quarter Ended	Nine Months Ended

Revenues:	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
	2005	2004	2005	2004
Restaurant sales:
LongHorn Steakhouse	$161,430	$138,857	$495,116	$431,199
The Capital Grille	37,891	30,108	115,908	91,058
Bugaboo Creek Steak House	23,907	23,481	72,564	71,382
Specialty concepts	2,059	2,028	5,712	5,816
	________	________	________	________
Total restaurant sales	225,287	194,474	689,300	599,455
Franchise revenues	109	94	330	294
	________	________	________	________

Total revenues	225,396	194,568	689,630	599,749
	________	________	________	________
Costs and expenses:
Cost of restaurant sales	82,297	72,222	252,503	219,948
Operating expenses - restaurants	103,773	88,094	307,066	261,678
Depreciation and amortization
- restaurants	9,040	7,770	26,172	22,406
Pre-opening expense	1,564	2,106	5,461	5,312
General and administrative expenses	13,595	11,174	38,617	34,580
	________	________	________	________
Total costs and expenses	210,269	181,366	629,819	543,924
	________	________	________	________
Operating income	15,127	13,202	59,811	55,825
Interest expense, net	520	459	1,171	782
Minority interest	22	37	208	238
	________	________	________	________
Earnings before income taxes	14,585	12,706	58,432	54,805
Income tax expense	4,848	4,225	19,426	18,220
	________	________	________	________
Net earnings	$ 9,737	$ 8,481	$ 39,006	$ 36,585
	=======	=======	=======	=======
Basic earnings per common share	$ 0.29	$ 0.25	$ 1.15	$ 1.09
	=======	=======	=======	=======
Diluted earnings per common share	$ 0.28	$ 0.24	$ 1.11	$ 1.03
	=======	=======	=======	=======
Weighted average common shares outstanding:
Basic	33,515	33,639	33,903	33,617
	=======	=======	=======	=======
Diluted	34,602	35,421	35,253	35,387
	=======	=======	=======	=======

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

For the nine months ended September 25, 2005

(In thousands, unaudited)

Total
Common Stock		Restricted	Retained	Treasury	Shareholders’
Shares	Amount	Stock	Earnings	Stock	Equity
------	------	-----	--------	-----	--------
Balance, December 26, 2004	34,802	$ 217,146	$(1,588)	$ 202,253	$(13,177)	$ 404,634

Net earnings and comprehensive
income	--	--	--	39,006	--	39,006
Amortization of restricted
stock	--	--	1,206	--	--	1,206
Purchase of common stock
for treasury	--	--	--	--	(39,298)	(39,298)
Issuance of shares pursuant
to restricted stock award	41	1,251	(1,251)	--	--	--
Forfeiture of restricted
stock	(8)	(182)	95	--	--	(87)
Issuance of shares pursuant
to exercise of stock
options	443	5,458	--	--	--	5,458
Tax benefit of stock options
exercised	--	2,896	--	--	--	2,896
	-----------	------------	-----------	------------	------------	-----------
Balance, September 25, 2005	35,278	$226,569	$(1,538)	$241,259	$(52,475)	$413,815
	=====	=======	======	=======	=======	======

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended
	Sept. 25,	Sept. 26,
	2005	2004
Cash flows from operating activities:
Net earnings	$ 39,006	$ 36,585
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	28,776	24,262
Changes in working capital accounts	(11,452)	(17,160)
Minority interest	208	238
Deferred tax (benefit) expense	(6,488)	5,245

Sale (purchase) of short-term investments	25,048	(540)
	_________	_________
Net cash provided by operating activities	75,098	48,630
	_________	_________
Cash flows from investing activities:
Purchase of property and equipment	(64,668)	(68,014)
	_________	_________
Net cash used by investing activities	(64,668)	(68,014)
	_________	_________
Cash flows from financing activities:
Proceeds from line of credit	4,500	--
Distributions to minority partners	(281)	(324)
Increase in bank overdraft included in
accounts payable	4,752	9,444
Principal payments on capital leases	(141)	(86)
Purchase of common stock for treasury	(39,298)	(8,188)
Proceeds from exercise of stock options	5,458	5,558
	_________	_________
Net cash (used) provided by financing activities	(25,010)	6,404
	_________	_________
Net decrease in cash and cash equivalents	(14,580)	(12,980)
Cash and cash equivalents, beginning of period	19,547	20,508
	_________	_________
Cash and cash equivalents, end of period	$ 4,967	$ 7,528
	========	========
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ 16,773	$ 14,423
	========	========
Cash paid for interest	$ 2,542	$ 2,063
	========	========
Supplemental disclosure of non-cash financing and
investing activities:
Assets acquired under capital lease	$ --	$ 7,966
	========	========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of September 25, 2005 and December 26, 2004 and for the quarters and nine months ended September 25, 2005 and September 26, 2004 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 26, 2004.

The Company records revenues for normal recurring sales upon the performance of services. Revenues from the sale of franchises are recognized as income when substantially all of the Company’s material obligations under the franchise agreement have been performed. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned.

The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in December. The fiscal quarters ended September 25, 2005 and September 26, 2004 each contained 13 weeks and are referred to hereafter as the third quarter of 2005 and the third quarter of 2004, respectively. Together, the first, second and third quarters of each fiscal year are referred to as the nine months ended September 25, 2005 and September 26, 2004, respectively.

Certain prior period amounts in the accompanying Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the presentation in fiscal 2005. These reclassifications had no effect on the Company’s Consolidated Statements of Operations.

2.     New Accounting Pronouncements

On October 6, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 is effective for the Company’s fiscal 2006 and requires the Company to expense rental costs incurred during the construction period associated with ground or building operating leases. The Company has previously capitalized these costs. Retrospective application, which permits entities to restate financial statements of previous periods is permitted but not required. Management is currently analyzing the implementation alternatives as well as the impact of the adoption of FSP 13-1. The Company does not expect the initial adoption of this Staff Position to have a material impact on the Company’s consolidated financial position.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of awards of equity instruments granted in exchange for employee services received, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R was the first interim period beginning after June 15, 2005; however, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R was postponed until the first annual period beginning after June 15, 2005.

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

As disclosed in Note 3, compensation cost for stock options for which the requisite future service has not yet taken place is disclosed as a proforma expense by applying the provisions of SFAS 123. The proforma application of SFAS 123 had a dilutive effect of approximately $0.02 per diluted share in the third quarter of 2005 and approximately $0.07 per diluted share for the first nine months of 2005 and is expected to have a proforma dilutive effect of approximately $0.03 per diluted share in the fourth quarter of 2005. Compensation cost for stock options vesting beginning in fiscal 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R, which will be effective for the Company at the beginning of fiscal 2006. Management is currently analyzing the implementation alternatives and requirements and is evaluating the impact of the adoption of this Standard on the Company’s consolidated financial statements.

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

	Quarter Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
	2005	2004	2005	2004

Net earnings, as reported	$9,737	$8,481	$39,006	$36,585

Add: stock-based compensation expense
included in reported net earnings, net of tax	279	182	749	498
Deduct: stock-based compensation expense
determined under fair value
method for all awards, net of tax	(1,204)	(1,478)	(3,468)	(3,882)
	_____	_____	_____	_____
Proforma net earnings	$8,812	$7,185	$36,287	$33,201
	=====	=====	=====	=====
Earnings per share:

Basic – as reported	$ 0.29	$ 0.25	$ 1.15	$ 1.09
	=====	=====	=====	=====
Basic - proforma	$ 0.26	$ 0.21	$ 1.07	$ 0.99
	=====	=====	=====	=====
Diluted – as reported	$ 0.28	$ 0.24	$ 1.11	$ 1.03
	=====	=====	=====	=====
Diluted - proforma	$ 0.26	$ 0.21	$ 1.04	$ 0.95
	=====	=====	=====	=====

4.     Notes Payable

At September 25, 2005, $4.5 million was outstanding under the Company’s $100.0 million revolving credit agreement, and the Company was in compliance with all of its debt covenant provisions. Interest expense is reported net of interest income and capitalized interest. Interest income equated to $204,000 and $64,000 for the third quarter of 2005 and 2004, respectively and to $766,000 and $251,000 for the first nine months of 2005 and 2004, respectively. Interest capitalized in the third quarter of 2005 and 2004 was $237,000 and $264,000, respectively and was $738,000 and $1,094,000, for the first nine months of 2005 and 2004, respectively.

On July 22, 2005, the Company entered into an amendment to its revolving credit facility, to extend the facility’s maturity through July 22, 2010, and improve its costs and terms. The total amount the Company may borrow under the amended facility remained at $100.0 million and amounts outstanding under the amended credit facility bear interest at LIBOR plus a margin of 0.50% to 1.25% depending on the Company’s leverage ratio or the Administrative Agent’s prime rate of interest, at the Company’s option.

5.     Income Taxes

Income tax expense for the third quarter and first nine months of 2005 has been provided for based on an estimated 33.25% effective tax rate expected to be applicable for the full 2005 fiscal year. The effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits and work opportunity tax credits (both are a reduction in income tax expense) partially offset by state income taxes.

6. Treasury Shares

The Company’s Board of Directors has authorized the purchase of shares of the Company’s common stock from time to time through open market transactions, block purchases or in privately negotiated transactions. On April 20, 2005, the Board of Directors authorized the Company to use up to $29.0 million to purchase shares of its common stock and on July 22, 2005, the Board of Directors authorized the repurchase of up to an additional $30.0 million of the Company’s common stock. During the third quarter of 2005, the Company repurchased 669,000 shares of its common stock at an average price of $28.95 for an aggregate cost of $19,368,000. As of September 25, 2005, approximately $19,702,000 remained available under the Company’s aggregate $59.0 million share repurchase authorization.

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

	Quarter Ended	Nine Month Ended
Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
2005	2004	2005	2004

Basic weighted average shares outstanding	33,515	33,639	33,903	33,617
Dilutive effect of stock options	1,015	1,561	1,281	1,550
Dilutive effect of restricted stock	72	221	69	220
--------------	--------------	--------------	--------------
Diluted weighted average shares outstanding	34,602	35,421	35,253	35,387
========	========	========	========
Net earnings	$ 9,737	$ 8,481	$39,006	$36,585
========	========	========	========
Basic earnings per common share	$0.29	$0.25	$1.15	$1.09
========	========	========	========
Diluted earnings per common share	$0.28	$0.24	$1.11	$1.03
========	========	========	========

8.     Comprehensive Income

For the quarters ended September 25, 2005 and September 26, 2004, there was no difference between the Company’s net earnings and comprehensive income.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 15.8% and 15.0% for the quarter and nine months ended September 25, 2005, respectively, as compared to the same periods of the prior fiscal year.

Same store sales comparisons for each of the Company’s restaurant concepts for the quarter ended September 25, 2005, consist of sales at restaurants opened prior to December 26, 2003.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the quarter and nine months ended September 25, 2005 increased 16.3% and 14.8%, respectively, as compared to the same periods of the prior year. The increase reflects (i) a 12.5% and 12.4% increase in restaurant operating weeks in the quarter and nine months ended September 25, 2005, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 206 LongHorn Steakhouse restaurants at the end of the third quarter of 2004 to 231 at the end of the third quarter of 2005 and (ii) an increase in average weekly sales. Average weekly sales for all LongHorn Steakhouse restaurants in the third quarter of 2005 were $54,262, a 3.4% increase over the comparable period in 2004. Same store sales for the comparable LongHorn Steakhouse restaurants increased 3.3% in the third quarter of 2005 as compared to the same period in 2004 due entirely to increases in average check, partially offset by a slight decrease in customer counts.

The Capital Grille:

Sales in The Capital Grille restaurants for the quarter and nine months ended September 25, 2005, increased 25.9% and 27.3%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects (i) a 19.2% and 18.1% increase in restaurant operating weeks for the quarter and nine months ended September 25, 2005, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 19 The Capital Grille restaurants at the end of the third quarter 2004 to 22 restaurants at the end of the third quarter of 2005 and (ii) an increase in average weekly sales. Average weekly sales for all The Capital Grille restaurants in the third quarter of 2005 were $132,484, a 5.6% increase from the comparable period in 2004. Same store sales for the comparable The Capital Grille restaurants increased 4.4% in the third quarter of 2005, due almost entirely to increases in average check.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants increased for the quarter and nine months ended September 25, 2005, by 1.8% and 1.7%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects increases of 10.4% and 7.9% in restaurant weeks in the quarter and nine months ended September 25, 2005, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 26 Bugaboo Creek Steak House restaurants at the end of the third quarter of 2004 to 30 restaurants at the end of the third quarter of 2005, partially offset by a decrease in average weekly sales and by the temporary closure of one restaurant during the first quarter of 2005 due to a fire. Average weekly sales for all Bugaboo Creek Steak House restaurants in the third quarter of 2005 were $64,961, a 6.5% decrease from the comparable period for 2004. Same store sales for the comparable Bugaboo Creek Steak House restaurants in the third quarter of 2005 decreased 6.5% as compared to the same period in 2004, primarily due to a decrease in customer counts.

Franchise Revenue:

Franchise revenues increased to $109,000 for the third quarter and increased to $330,000 for the first nine months of 2005, from $94,000 and $294,000 for the same periods of the prior fiscal year, due to sales increases at the three franchised LongHorn Steakhouse restaurants in Puerto Rico.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales decreased to 36.5% for the third quarter of 2005, from 37.1% for the third quarter of 2004, and decreased to 36.6% for the first nine months of 2005 as compared to 36.7% during the same period of 2004. Although the Company is experiencing higher contract pricing on commodities in 2005, particularly pricing with respect to beef contracts, these higher costs have been more than offset by increases in menu prices and a favorable shift in the menu mix. The Company is currently under fixed price contracts with respect to its anticipated beef needs and these contracts are in effect for the remainder of 2005. The Company expects its cost of restaurant sales as a percentage of restaurant sales in the fourth quarter of 2005 to be approximately 0.3% to 0.6% lower than the comparable quarter of 2004. Many of the food products, other than protein products, purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors, which are outside the control of the Company.

Restaurant operating expense as a percentage of restaurant sales increased to 46.1% for the third quarter of 2005 from 45.3% for the third quarter of 2004 and increased to 44.5% for the first nine months of 2005, as compared to 43.7% for the same period of 2004. These increases in restaurant operating expenses as a percentage of restaurant sales for the 2005 periods, as compared to the prior year, were primarily due to wage rate pressures, including a $1.00 per hour state mandated increase in the Florida minimum wage, unemployment tax increases and increases in the cost of utilities.

Restaurant depreciation as a percentage of restaurant sales, was 4.0% for both the third quarter of 2005 and 2004, and was 3.8% for the first nine months of 2005 as compared to 3.7% for the same period of the prior fiscal year.

Pre-opening expense for the third quarter of 2005 was $1,564,000, a decrease of $542,000 from the same period of the prior year. The number of restaurant openings in the third quarter of 2005 and 2004 were the same; however, pre-opening expense for the third quarter of 2004 included higher expenses related to The Capital Grille openings in New York City and Las Vegas. Pre-opening expense for the first nine months of 2005 was $5.5 million, as compared to $5.3 million during the same period of the prior year.

General and administrative expenses, as a percentage of total revenues, increased to 6.0% for the third quarter of 2005 from 5.7% for the same period in 2004, and decreased to 5.6% for the first nine months of 2005 from 5.8% for the same period of 2004. The increase for the third quarter of 2005 compared to the same period of the prior year was principally due to increased bonus accruals in the current quarter. The decrease in the general and administrative expenses as a percentage of sales in the 2005 year-to-date period, versus the comparable period of the prior year, was primarily due to greater leverage of fixed and semi-fixed general and administrative expenses resulting from higher average weekly sales volumes.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income increased to $15.1 million for the third quarter of 2005 and increased to $59.8 million for the first nine months of 2005 as compared to $13.2 million and $55.8 million, respectively, for the same periods of the prior year.

Interest expense, net increased to $520,000 in the third quarter of 2005, and $1,171,000 for the first nine months of 2005, from $459,000 and $782,000 during the same periods of the prior year, primarily due to an increase in the level of interest associated with the Company’s new capital lease obligations partially offset by an increase in the dollar amount of interest income. This interest income offset was higher in 2005 than in the comparable periods of 2004 due to an increase in the interest rate earned on investments. As of September 25, 2005, the Company had $4.5 million outstanding under its revolving credit facility.

Minority interest expense decreased to $22,000 for the third quarter and $208,000 for the first nine months of 2005, from $37,000 and $238,000 for the same periods of the prior year, respectively, which reflects the joint venture partner’s share of profitability of the Company’s three joint venture LongHorn Steakhouse restaurants.

Income tax expense for the third quarter and first nine months of 2005 was 33.25% of earnings before income taxes, which reflects the effective tax rate expected to be applicable for the full 2005 fiscal year. This rate in 2005 is the same as the effective income tax rate for the full 2004 fiscal year. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits and work opportunity tax credits partially offset by state income taxes.

Net earnings increased to $9.7 million for the third quarter of 2005 from net earnings of $8.5 million for the third quarter of 2004 and increased to $39.0 million for the nine months ended September 25, 2005 from $36.6 million for the nine months ended September 26, 2004, reflecting the net effect of the items discussed above.

Outlook for Future Operating Results

The Company expects 2005 diluted earnings per common share in a range of $1.52 to $1.55. This level of earnings per common share assumes same store sales increases for the fourth quarter of 2005 in a range of 2% to 3% for LongHorn Steakhouse, 4% to 5% for The Capital Grille and a same store sales decrease of –2% to –1% for Bugaboo Creek Steak House, and the projected restaurant openings discussed below.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, the remodeling of existing restaurants and selected acquisitions. During the first nine months of 2005, the Company’s principal sources of working capital were cash provided by operating activities ($75.1 million), proceeds from the exercise of employee stock options ($5.5 million) and proceeds from the Company’s line of credit ($4.5 million). For the first nine months of 2005, the principal uses of working capital were capital expenditures related to new and improved facilities ($64.7 million) and the purchase of common stock for treasury ($39.3 million).

The Company intends to open 27 LongHorn Steakhouse restaurants, three The Capital Grille restaurants and three Bugaboo Creek Steak House restaurants in fiscal year 2005. The Company estimates that its capital expenditures for fiscal year 2005 will be approximately $95 to $105 million. During the first nine months of 2005, the Company opened 21 LongHorn Steakhouse restaurants, two The Capital Grille restaurants and two Bugaboo Creek Steak House restaurants. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100.0 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through fiscal 2006.

The Company’s Board of Directors has authorized the purchase of shares of the Company’s common stock from time to time through open market transactions, block purchases or in privately negotiated transactions. The Board of Directors has authorized the Company to use up to an aggregate of $59.0 million to purchase shares of its common stock. During the third quarter of 2005, the Company repurchased 669,000 shares of its common stock at an average price of $28.95 for an aggregate cost of $19,368,000. As of September 25, 2005, approximately $19,702,000 remained available under the Company’s $59.0 million share repurchase authorization.

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

Forward-Looking Statements

Statements contained in this report concerning liquidity and capital resources and future operating results contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-Q are based upon information available to the Company as of the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-Q, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: failure of facts to conform to necessary management estimates and assumptions regarding financial and operating matters; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large and growing restaurant base; increases in the cost of construction; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; unusual weather patterns or events; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef or other products sold by the Company; unforeseen increases in commodity pricing; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; legislation adversely affecting the restaurant industry; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks identified from time to time in the Company’s SEC reports, including the Company’s Annual Report on Form 10-K for 2004, registration statements and public announcements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company may be exposed to market risk from changes in interest rates on debt.

As of September 25, 2005, the Company had $4.5 million outstanding under its $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 0.50% to 1.25% (the “applicable margin” depending on the Company’s leverage ratio), or the Administrative Agent’s prime rate of interest at the Company’s option. Accordingly, the Company may be exposed to the impact of interest rate movements. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps. The Company did not enter into any interest rate swap agreements during the periods presented in this quarterly report.

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At September 25, 2005, the Company had approximately $395,000 in high-grade overnight repurchase agreements, and approximately $9.8 million in short-term investments in the form of Federal, state, and municipal bonds and commercial paper. As of September 25, 2005, the Company has classified all short-term investments as trading securities. The market risk on such investments is minimal due to their short-term nature.

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

Part II - Other Information

Item 1.     Legal Proceedings

None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

                                                                                                                                    Purchase of Equity Securities

	(a)	(b)	(c)	(d)
			Total number	Maximum Dollar
			of Shares	Value of Shares
	Total		Purchased as Part	that May Yet Be
	Number of	Average	of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
	Purchased	Per Share	or Programs	Programs (1)
Period

June 27, 2005 through
July 24, 2005	--	--	--	$39,070,000

July 25, 2005 through
August 21, 2005	669,000	$28.95	669,000	$19,702,000

August 22, 2005 through
September 25, 2005	--	--	--	$19,702,000
	-----------	---------	-----------
Total	669,000	$28.95	669,000
	=====	=====	=====

(1)  On April 20, 2005, the Company announced that the Board of Directors authorized the repurchase of up to $29.0 million of the Company’s outstanding common stock from time-to-time. On July 22, 2005, the Company announced that the Board of Directors supplemented the $29.0 million authorization to authorize the Company to repurchase up to an additional $30.0 million of the Company’s outstanding common stock from time-to-time. Both authorizations expire on May 1, 2007.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Securities Holders

None

Item 5.     Other Information

As described in its most recent definitive proxy statement, RARE Hospitality International, Inc. (the “Company”) and each of its named executive officers are parties to employment agreements dated April 28, 2003. On October 27, 2005 the Company and each of these executive officers amended their respective employment agreements to provide for the renewal of the agreements and to provide for changes in their compensation. In addition, on October 19, 2005, the Company approved the following changes in compensation for other executive officers of the Company.

The Company and Philip J. Hickey, Jr. (“Mr. Hickey, Jr.”), Chairman of the Board of Directors and Chief Executive Officer of the Company, are parties to an employment agreement (the “Hickey, Jr. Employment Agreement”) dated April 28, 2003. The Hickey, Jr. Employment Agreement was amended on October 27, 2005 to provide for a term ending April 27, 2007, unless renewed on or before October 27, 2006. Under the terms of the Hickey, Jr. Employment Agreement, as amended, Mr. Hickey, Jr. currently receives an annual salary of $625,000 and will receive an annual salary of $725,000 from and after January 2, 2006. There was no change in Mr. Hickey, Jr.’s bonus eligibility percentage.

The Company and Eugene I. Lee, Jr. (“Mr. Lee, Jr.”), President and Chief Operating Officer of the Company, are parties to an employment agreement (the “Lee, Jr. Employment Agreement”) dated April 28, 2003. The Lee, Jr. Employment Agreement was amended on October 27, 2005 to provide for a term ending April 27, 2007, unless renewed on or before October 27, 2006. Under the terms of the Lee, Jr. Employment Agreement, as amended, Mr. Lee, Jr. currently receives an annual salary of $425,000 and will receive an annual salary of $470,000 from and after January 2, 2006. There was no change in Mr. Lee, Jr.’s bonus eligibility percentage.

The Company and W. Douglas Benn (“Mr. Benn”), Executive Vice President, Finance and Chief Financial Officer of the Company, are parties to an employment agreement (the “Benn Employment Agreement”) dated April 28, 2003. The Benn Employment Agreement was amended on October 27, 2005 to provide for a term ending April 27, 2007, unless renewed on or before October 27, 2006. Under the terms of the Benn Employment Agreement, as amended, Mr. Benn currently receives an annual salary of $320,000 and will receive an annual salary of $352,000 from and after January 2, 2006. There was no change in Mr. Benn’s bonus eligibility percentage.

The Company and Joia M. Johnson (“Ms. Johnson”), Executive Vice President, General Counsel and Secretary of the Company, are parties to an employment agreement (the “Johnson Employment Agreement”) dated April 28, 2003. The Johnson Employment Agreement was amended on October 27, 2005 to provide for a term ending April 27, 2007, unless renewed on or before October 27, 2006. Under the terms of the Johnson Employment Agreement, as amended, Ms. Johnson currently receives an annual salary of $300,000 and will receive an annual salary of $330,000 from and after January 2, 2006. During the term of the Johnson Employment Agreement, as amended, Ms. Johnson is eligible for a bonus of not less than 55% of her salary until January 1, 2006, after which time she will be eligible for a bonus of not less than 60% of her salary.

The Company and Thomas W. Gathers (“Mr. Gathers”), Executive Vice President of Human Resources of the Company, are parties to an employment agreement (the “Gathers Employment Agreement”) dated April 28, 2003. The Gathers Employment Agreement was amended on October 27, 2005, to provide for a term ending April 27, 2007, unless renewed on or before October 27, 2006. Under the terms of the Gathers Employment Agreement, as amended, Mr. Gathers currently receives an annual salary of $250,000 and will receive an annual salary of $260,000 from and after January 2, 2006. During the term of the Gathers Employment Agreement, as amended, Mr. Gathers is eligible for a bonus of not less than 40% of his salary until January 1, 2006, after which time he will be eligible for a bonus of not less than 50% of his salary.

Mr. David C. George, Vice President and President—LongHorn Steakhouse, currently receives an annual salary of $300,000 and will receive an annual salary of $335,000 from and after January 2, 2006. There was no change in Mr. George’s bonus eligibility percentage.

Mr. M. John Martin, Vice President and President—The Capital Grille, currently receives an annual salary of $235,000 and will receive an annual salary of $270,000 from and after January 2, 2006. There was no change in Mr. Martin’s bonus eligibility percentage.

Ms. Kristin R. Nyhof, Vice President and President—Bugaboo Creek, currently receives an annual salary of $200,000 and will receive an annual salary of $225,000 from and after January 2, 2006. There was no change in Ms. Nyhof’s bonus eligibility percentage.

In addition, on September 28, 2005, the Company increased to $205,000 the annual salary of Mr. Benjamin A. Waites (“Mr. Waites”), Chief Accounting Officer, Vice President and Controller. From and after that date, Mr. Waites became eligible to receive an annual bonus of not less than 40% of his annual salary, as determined and paid in accordance with the bonus program for employees of the Company, as approved by the Company from time to time.

The amendments to the Hickey, Jr. Employment Agreement, Lee, Jr. Employment Agreement, Benn Employment Agreement, Johnson Employment Agreement and Gathers Employment Agreement are filed as exhibits to this Form 10-Q and are incorporated herein by reference.

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits Filed.

10.1	-- Second Amendment of Employment Agreement, dated October 27, 2005 between the Registrant and Philip J. Hickey, Jr.
10.2	-- Second Amendment of Employment Agreement, dated October 27, 2005 between the Registrant and Eugene I. Lee, Jr.
10.3	-- Second Amendment of Employment Agreement, dated October 27, 2005 between the Registrant and W. Douglas Benn
10.4	-- Second Amendment of Employment Agreement, dated October 27, 2005 between the Registrant and Joia M. Johnson
10.5	-- Second Amendment of Employment Agreement, dated October 27, 2005 between the Registrant and Thomas W. Gathers

31.1   -- Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2   -- Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1   -- Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002. (1).

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

Date:     November 4, 2005                          /s/ W. Douglas Benn
                                                                       W. Douglas Benn
                                                                       Executive Vice President, Finance
                                                                       and Chief Financial Officer
                                                                       (Principal Financial Officer)