Form 10-K
period 2005-12-25
RARE HOSPITALITY INTERNATIONAL INC
filed 2006-03-07
CIK 883976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 25, 2005

COMMISSION FILE NUMBER 0-19924

RARE HOSPITALITY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization) 8215 Roswell Rd; Bldg. 600; Atlanta, GA (Address of principal executive offices)	58-1498312 (I. R. S. Employer Identification No.) 30350 (Zip Code)

770-399-9595

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE

SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

The aggregate market value of the voting and non-voting common stock held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are “affiliates” of the Registrant) of the Registrant was approximately $980.1 million based upon the last reported sale price in the Nasdaq National Market of $29.67 as of the last business day of the Registrant’s most recently completed second fiscal quarter.

As of February 28, 2006, the number of shares outstanding of the Registrant’s Common Stock, no par value, was 33,633,722 (excluding 1,951,500 shares held in the Company’s treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 9, 2006 are incorporated by reference in Part III hereof.

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this Form 10-K, particularly regarding estimates of the number and locations of new restaurants that RARE Hospitality International, Inc. and its subsidiaries (the “Company”) intend to open during fiscal 2006 and statements included in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “OUTLOOK FOR FUTURE OPERATING RESULTS,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-K are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-K, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: failure of facts to conform to necessary management estimates and assumptions regarding financial and operating matters; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large and growing restaurant base; increases in the cost of construction of new restaurants; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; unusual weather patterns or events; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef or other products sold by the Company; unforeseen increases in commodity pricing; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; legislation adversely affecting the restaurant industry, including (without limitation) minimum wage and mandatory healthcare legislation; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks set forth in this Form 10-K and other risks identified from time to time in the Company’s SEC reports, registration statements and public announcements. Any forward-looking statement speaks only as of the date on which it was made, and the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

RARE HOSPITALITY INTERNATIONAL, INC.

PART I

ITEM 1.    BUSINESS

GENERAL

RARE Hospitality International, Inc. and subsidiaries operates and franchises 303 restaurants as of February 21, 2006, including 247 LongHorn Steakhouse restaurants, 23 The Capital Grille restaurants and 31 Bugaboo Creek Steak House restaurants, as well as two additional restaurants (the “specialty restaurants”), Hemenway’s Seafood Grille & Oyster Bar (“Hemenway’s”) and The Old Grist Mill Tavern. The Company was incorporated in Georgia in December 1982. In this Form 10-K, unless the context otherwise requires, “RARE Hospitality,” the “Company,” “we,” “us,” or “our” refers to RARE Hospitality International, Inc. and its subsidiaries.

CONCEPTS

LongHorn Steakhouse restaurants are casual dining, full-service establishments serving both lunch and dinner an attractive and inviting atmosphere. With locations spread throughout 25 states primarily in the Eastern half of the United States, LongHorn Steakhouse restaurants feature a variety of top quality menu items including signature steaks, as well as salmon, shrimp, chicken, ribs, pork chops, burgers and prime rib. Designed with an inviting décor reminiscent of the classic American West, LongHorn Steakhouse restaurants appeal to all ages with a unique combination of hospitable, attentive service, moderate prices, high quality menu items and a comfortable atmosphere.

The Capital Grille, with locations in major metropolitan cities in the United States, boasts relaxed elegance and style. Nationally acclaimed for dry aging steaks on premises, The Capital Grille is also known for fresh seafood flown in daily and culinary specials created by its chefs. The restaurants feature an award-winning wine list offering over 300 selections, personalized service, comfortable club-like atmosphere and premiere private dining rooms. The Capital Grille is the ideal dining choice for business meetings and social occasions.

Bugaboo Creek Steak House restaurants are designed as attractive, family-friendly establishments featuring moderately priced, flavorful food items and an offering of full liquor service. Primarily located in states on the Eastern seaboard, Bugaboo Creek Steak House restaurants attract guests of all ages with a rustic décor reminiscent of an authentic Rocky Mountain lodge. Stressing a friendly and attentive service style, Bugaboo Creek Steak House restaurants offer a variety of menu offerings including signature seasoned steaks, prime rib, smoked baby-back ribs, spit roasted half chicken, grilled salmon and shrimp.

RESTAURANT LOCATIONS

The following tables set forth the location of each existing restaurant and restaurants under construction by concept at February 21, 2006 and the number of restaurants in each area.

LONGHORN STEAKHOUSE RESTAURANTS

EXISTING COMPANY-OWNED/JOINT VENTURE RESTAURANTS

ALABAMA

Auburn	1
Birmingham	1
Dothan	1
Huntsville	1
Mobile	2
Montgomery	2

DELAWARE

Bear	1

FLORIDA

Daytona Beach	1
Destin	1
Ft. Myers	2
Ft. Walton Beach	1
Jacksonville	8
Miami/Ft. Lauderdale	7
Ocala	1
Orlando	8
St. Augustine	1
Tallahassee	1
Tampa/ St. Petersburg	11
West Palm Beach	4

GEORGIA

Albany	1
Athens	1
Atlanta	30
Augusta	1
Carrollton	1
Columbus	1
Dalton	1
Dawsonville	1
Ellijay	1
Gainesville	1
Macon	1
Rome	1
Savannah	1
Statesboro	1
Tifton	1
Valdosta	1
Warner Robbins	1

ILLINOIS

Chicago	1
Fairview Heights	1
Springfield	1

INDIANA

Evansville	1
Indianapolis	5

KANSAS

Kansas City	3
Topeka	1

KENTUCKY

Bowling Green	1
Cold Springs	1
Florence	1
Frankfort	1
Lexington	1
Louisville	1

MAINE

Augusta	1
Portland	1

MARYLAND

Baltimore	4
Frederick	1
Hagerstown	1
Waldorf	1

MASSACHUSETTS

Boston	8
Springfield	1

MICHIGAN

Detroit	3

MISSISSIPPI

Hattiesburg	1

MISSOURI

Jefferson City	2
Kansas City	4
St. Louis	7

NEW HAMPSHIRE

Concord	2
Keene	1
Manchester	1
Portsmouth	1

NEW JERSEY

Edison	3
Flanders	1
Howell	1
Parsippany	1
Rochelle Park	1

NORTH CAROLINA

Asheville	1
Charlotte	7
Greensboro	5
Greenville	1
Raleigh	1
Wilmington	1

OHIO

Akron	5
Cincinnati	5
Cleveland	6
Columbus	7
Dayton	1
Toledo	1
PENNSYLVANIA
Erie	1
Lancaster	1
Philadelphia	6
Pittsburgh	2

RHODE ISLAND

Warwick	1

SOUTH CAROLINA

Charleston	2
Columbia	3
Greenville	3
Myrtle Beach	1
Hilton Head	1
Rock Hill	1

TENNESSEE

Chattanooga	1
Jackson	1
Nashville	7

VERMONT

Montpelier	1

VIRGINIA

McLean	2

WEST VIRGINIA

Charleston	1

Total Existing Company-Owned/Joint Venture Restaurants          243

EXISTING FRANCHISEE-OWNED RESTAURANTS

PUERTO RICO

Bayamon	1
Carolina	1
San Patricio	1
Mayaguez	1

Total Existing Franchisee-Owned Restaurants	4

Total LongHorn Steakhouse Restaurants	247

BUGABOO CREEK STEAK HOUSE RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

CONNECTICUT

Manchester	1

DELAWARE

Newark	1

DISTRICT OF COLUMBIA

Washington	1

GEORGIA

Atlanta	6

MAINE

Bangor	1
Portland	1

MARYLAND

Gaithersburg	1

MASSACHUSETTS

Boston	10
Seekonk	1
Shrewsbury	1

NEW HAMPSHIRE

Newington	1
Nashua	1

NEW YORK

Albany	1
Poughkeepsie	1
Rochester	1

PENNSYLVANIA

Philadelphia	1

RHODE ISLAND

Warwick	1

Total Bugaboo Creek Steak House Restaurants	31

THE CAPITAL GRILLE RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

ARIZONA

Phoenix	1
Scottsdale	1

COLORADO

Denver	1

DISTRICT OF COLUMBIA

Washington	1

FLORIDA

Miami	1
Ft. Lauderdale	1
Tampa	1

GEORGIA

Atlanta	1

ILLINOIS

Chicago	1

MARYLAND

Baltimore	1

MASSACHUSETTS

Boston	2

MICHIGAN

Troy	1

MINNESOTA

Minneapolis	1

MISSOURI

Kansas City	1

NEVADA

Las Vegas	1

NEW YORK

New York	1

NORTH CAROLINA

Charlotte	1

PENNSYLVANIA

Philadelphia	1

RHODE ISLAND

Providence	1

TEXAS

Dallas	1
Houston	1

VIRGINIA

McLean	1

Total The Capital Grille Restaurants	23

SPECIALTY RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

MASSACHUSETTS

The Old Grist Mill Tavern, Seekonk	1

RHODE ISLAND

Hemenway’s Seafood Grille & Oyster Bar, Providence	1

Total Specialty Restaurants	2

RESTAURANTS UNDER CONSTRUCTION

FLORIDA

LongHorn Steakhouse, Lakeland

The Capital Grille, Orlando

GEORGIA

LongHorn Steakhouse, Commerce

ILLINOIS

The Capital Grille, Lombard

LongHorn Steakhouse, Peoria

INDIANA

LongHorn Steakhouse, Bloomington

LongHorn Steakhouse, Merrillville

MAINE

LongHorn Steakhouse, Auburn

MICHIGAN

LongHorn Steakhouse, Allen Park

LongHorn Steakhouse, Clinton Township

LongHorn Steakhouse, Grand Rapids

NEW HAMPSHIRE

Bugaboo Creek Steak House, Bedford

NEW JERSEY

LongHorn Steakhouse, Hamilton

PENNSYLVANIA

LongHorn Steakhouse, Warrington

TENNESSEE

LongHorn Steakhouse, Hixson

VIRGINIA

LongHorn Steakhouse, Massaponax

WISCONSIN

The Capital Grille, Milwaukee

Total Restaurants Under Construction	17

UNIT ECONOMICS

LongHorn Steakhouse

The Company’s prototypical LongHorn Steakhouse restaurant has an average seating capacity of approximately 188 seats in approximately 5,600 square feet of space. The prototype has been modified over the years with the objective of increasing the Company’s return on investment on new LongHorn Steakhouse restaurants by increasing the sales capacity and reducing capital expenditures as a percentage of revenue. The Company purchases land in those circumstances it believes are cost-effective; however, most commonly, the owners of proposed restaurant locations have a strong desire to lease rather than sell. Accordingly, the Company currently leases the sites for all but 68 of its LongHorn Steakhouse restaurants in operation. The Company also owns four sites for restaurants under construction and owns the sites for two restaurants with construction scheduled to begin later in 2006. Seven of the 27 LongHorn Steakhouse restaurants opened in 2005 were located on property purchased at an average cost of approximately $949,000 per location. The average cash investment to construct a LongHorn Steakhouse restaurant in 2005 was approximately $1,952,000, excluding real estate costs and excluding pre-opening expenses of approximately $195,000.

The Capital Grille

The Capital Grille restaurant development strategy includes the use of sites that are historic or unique in nature. Accordingly, the Company utilizes methods to balance control of the construction costs with the retention of the unique ambiance of each location. The Company currently leases all of its The Capital Grille restaurant sites, but intends to purchase land in those circumstances it believes are cost-effective. Three The Capital Grille restaurants were opened in 2005. The average cash investment to construct a The Capital Grille restaurant in 2005 was approximately $4,134,000, excluding real estate costs and pre-opening expenses of approximately $413,000.

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

Three Bugaboo Creek Steak House restaurants were opened in 2005. The average cash investment to construct a Bugaboo Creek Steak House in 2005 was approximately $2,542,000, excluding real estate costs and excluding pre-opening expenses of approximately $225,000. All of the Bugaboo Creek Steak House restaurants opened in 2005 were located on leased property.

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

EXPANSION STRATEGY

LongHorn Steakhouse and Bugaboo Creek Steak House restaurants:

The Company plans to expand through the development of additional Company-owned LongHorn Steakhouse and Bugaboo Creek Steak House restaurants in existing markets and in selected new markets primarily in the Eastern half of the United States. The Company believes that clustering in existing and new markets enhances its ability to supervise operations, market the Company’s concepts and distribute supplies. The Company, however, also intends to open single restaurants in smaller markets in sufficiently close proximity to the Company’s other markets to enable the Company to efficiently supervise operations and distribute supplies. LongHorn Steakhouse restaurants are currently located primarily in the Eastern half of the United States and Bugaboo Creek Steak House restaurants are located primarily in states on the Eastern seaboard.

The Capital Grille:

The Company plans to expand through the development of additional Company-owned The Capital Grille restaurants in selected metropolitan markets nationwide.

Overall:

The Company’s restaurant development objective is to increase earnings by expanding market share in existing markets and by developing restaurants in new markets. The Company currently plans to open a total of 34 to 35 Company-owned restaurants in 2006; 29 to 30 LongHorn Steakhouse restaurants; two Bugaboo Creek Steak House restaurants (including reopening one restaurant closed due to a fire in the first quarter of 2005) and three The Capital Grille restaurants. Of the restaurants proposed for 2006, as of February 21, 2006, the Company has opened six LongHorn Steakhouse restaurants and has reopened the one Bugaboo Creek Steakhouse restaurant that closed in 2005. The Company has 17 restaurants under construction in Florida, Georgia, Illinois, Indiana, Maine, Michigan, New Hampshire, New Jersey, Pennsylvania, Tennessee, Virginia and Wisconsin, and has signed leases, purchased land or signed agreements to purchase land for 14 additional restaurants. Additionally, the Company’s franchisee in Puerto Rico has opened one LongHorn Steakhouse restaurant in 2006. The Company expects that all of the restaurants to be opened in 2006 (other than franchised restaurants in Puerto Rico) will be Company-owned.

The Company will continue to evaluate suitable acquisitions in the restaurant industry as they are identified. The Company will continue to evaluate franchising of either LongHorn Steakhouse restaurants or Bugaboo Creek Steak House restaurants in markets in which the Company would not otherwise expand.

SITE SELECTION AND RESTAURANT LAYOUT

The Company considers the location of a restaurant to be a critical factor to that restaurant’s long-term success, and the Company devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, the success or failure of relevant competitive restaurants operating in the area, population growth rates, as well as specific site characteristics such as visibility, accessibility and traffic volumes. Senior management inspects and approves each restaurant site. It typically takes approximately 120 to 140 days to construct and open a new LongHorn Steakhouse restaurant, approximately 140 to 160 days to construct and open a new Bugaboo Creek Steak House restaurant and approximately 170 to 185 days to construct and open a new The Capital Grille restaurant. Currently, the Company owns 79 of its restaurant sites (including one specialty restaurant site, four sites for restaurants currently under construction and two sites for restaurants with construction scheduled to begin later in 2006).

The Company has modified its LongHorn Steakhouse prototype restaurant design over the years to an average of approximately 188 seats in approximately 5,600 square feet of space for prototypical LongHorn Steakhouse restaurants opened in 2005. An expanded kitchen design incorporating equipment needed for a broader menu is also part of the prototype. The Company believes its kitchen design simplifies training, lowers costs and improves the consistency and quality of the food. The prototype restaurant design also includes cosmetic changes that provide a total restaurant concept intended to be inviting and comfortable while maintaining the ambiance of a Western-style steakhouse.

The Company has renovated and remodeled some of the older LongHorn Steakhouse restaurants to include cosmetic improvements such as repainting and refinishing, new booths, updated kitchen facilities and equipment, new lighting and various decor adjustments. Exterior improvements encompassed repainting and additional lighting designed to convey a more inviting image.

Due to the historic nature and site specific characteristics of many of the locations selected for The Capital Grille restaurants (which are incorporated into the design of the facility), the development of a prototype restaurant design is not feasible.

The Company developed a Bugaboo Creek Steak House restaurant design, which served as the prototype for the three Bugaboo Creek Steak House restaurants constructed in 2005. This modified design is smaller than earlier designs and utilizes approximately 6,400 square feet with a capacity of approximately 230 seats. The Company continues to refine this prototype, with the objective of reducing the capital expenditure required for new restaurant construction and reducing ongoing operating costs at new restaurants to be opened in the future.

RESTAURANT OPERATIONS

Management and Employees. The management staff of a typical Company restaurant consists of one general manager or managing partner, one to four assistant managers and one or two kitchen managers. In addition, a typical LongHorn Steakhouse restaurant employs approximately 40 to 80 staff members, a typical Bugaboo Creek Steak House restaurant employs approximately 50 to 85 staff members, and a typical The Capital Grille restaurant employs approximately 60 to 80 staff members. The general manager or managing partner of each restaurant has primary responsibility for the day-to-day operation of the restaurant and is responsible for maintaining Company-established operating standards. The Company employs LongHorn Steakhouse regional managers, who each have responsibility for the operating performance of three to eight Company-owned LongHorn Steakhouse restaurants or joint venture restaurants and report directly to one of the six Regional Vice Presidents for the LongHorn Steakhouse concept. The Regional Vice Presidents report to the Senior Vice President of Operations of the LongHorn Steakhouse division. The Senior Vice President of Operations of the LongHorn Steakhouse division reports to the President of the LongHorn Steakhouse division. The Company employs Bugaboo Creek Steak House regional managers, who have responsibility for the operating performance of five to six Bugaboo Creek Steak House restaurants. All of these regional managers report directly to the Senior Director of Operations for the Bugaboo Creek Steak House concept. The Senior Director of Operations for the Bugaboo Creek Steak House concept reports to the President of the Bugaboo Creek Steak House division. The Company also employs regional directors who have responsibility for four to five The Capital Grille restaurants, The Old Grist Mill Tavern and Hemenway’s Seafood Grille & Oyster Bar, all reporting directly to the Vice President of Operations for The Capital Grille. The Vice President of Operations for The Capital Grille reports to the President of The Capital Grille division.

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

The Company maintains performance measurement and incentive compensation programs for its management-level employees. The performance programs reward restaurant management teams with cash bonuses for meeting sales and profitability targets. The Company has also implemented a managing partner program in which qualifying general managers receive cash compensation and restricted stock awards based upon individual performance. During 2005, restricted stock awards were made to 170 restaurant-level managing partners in compliance with their respective managing partner agreements.

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

Purchasing. The Company establishes product quality standards for beef and other protein products, then negotiates directly with suppliers to obtain the lowest possible prices for the required quality. The Company utilizes longer-term contracts on certain items to avoid short-term cost fluctuations. The Company pays market prices for other products such as produce and fresh seafood and for any protein purchases in excess of contracted amounts. For the LongHorn Steakhouse and Bugaboo Creek Steak House restaurants, beef is aged at the facility of the Company’s supplier or distributor, who delivers the beef to the LongHorn Steakhouse and Bugaboo Creek Steak House restaurants when the age reaches specified guidelines. This arrangement is closely monitored by Company personnel, and management believes it provides for efficient and cost-effective meat processing and distribution, while maintaining the Company’s control and supervision of purchasing and aging. The Company purchases a majority of its protein products under fixed price contracts with its primary suppliers. The failure of any of these suppliers to honor the prices under these contracts would have an adverse effect on the Company’s results of operations to the extent that the then current market prices exceed the prices under the contracts. The Company’s management negotiates directly with suppliers for most other food and beverage products to ensure uniform quality and adequate supplies and to obtain competitive prices. The Company purchases these other products, and supplies from a sufficient number of approved suppliers such that the loss of any one supplier would not have a material adverse effect on the Company’s results of operations or financial condition.

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

Company-owned restaurants. As of February 21, 2006, 243 LongHorn Steakhouse restaurants, all Bugaboo Creek Steak House restaurants, all The Capital Grille restaurants, Hemenway’s Seafood Grille & Oyster Bar and The Old Grist Mill Tavern are owned and operated by the Company. The general manager or managing partner of each of these restaurants is employed and compensated by the Company. See “Restaurant Operations - Management and Employees” above.

Joint Venture Restaurants. The Company is a partner in joint ventures that, as of February 21, 2006, in the aggregate, operate three LongHorn Steakhouse restaurants. These restaurants are located in Central Florida and owned by joint ventures managed by the Company. The joint ventures pay management fees to the Company at the rate of 4% of monthly restaurant sales, and the Company controls the joint ventures’ use of the Company’s service marks.

Franchised Restaurants. The Company has one unaffiliated franchisee with an area development agreement with the right to operate franchised LongHorn Steakhouse restaurants in Puerto Rico. As of February 21, 2006, this franchisee operated four LongHorn Steakhouse restaurants in Puerto Rico.

The franchise agreements are granted with respect to individual restaurants and are either for a term of ten years with a right of the franchisee to acquire a successor franchise for an additional ten-year period if specified conditions are met or for a period of twenty years. The franchise agreements require payment to the Company of a franchise fee and royalties based upon gross sales and require the franchisee to expend a percentage of gross sales on advertising.

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

During 2005, approximately 14.4% of the Company’s restaurant sales were attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company’s restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. In addition, some licenses may need to be purchased from third parties, as opposed to acquired from a governmental authority, and are not readily available. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The Company has not experienced, and does not presently anticipate experiencing, any significant delays or other problems in obtaining or renewing licenses or permits to sell alcoholic beverages. However, the failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations.

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

Title VII of the Civil Rights Act of 1964 and other federal and state employment laws, rules and regulations prohibit discrimination on the basis of race, gender, color, religion, national origin and veteran status. In addition, the Age Discrimination in Employment Act protects some people from discrimination on the basis of age. The Company does not tolerate discrimination of any kind in violation of law and promotes an open and respectful environment in its workplaces.

The Company’s restaurant operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements, overtime and tip credits. A significant number of the Company’s food service and preparation personnel receive gratuities and are paid at rates related to the federal or applicable state minimum wage. Significant additional government-imposed increases in minimum wages, paid leaves-of-absence, mandated health benefits or increased tax reporting and tax payment requirements with respect to employees who receive gratuities would have an adverse effect on the profitability of the Company.

The Company operates under a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. Through increased educational and other efforts in the restaurants, the TRAC agreement reduces the likelihood of potential Company-wide employer-only FICA assessments for unreported tips.

The Company is subject to the Employee Retirement Income Security Act and other federal and state laws governing retirement plans and employee benefits. The Company believes that it is in substantial compliance with all current applicable federal and state laws regarding employee benefits and retirement plans.

EMPLOYEES

As of February 21, 2006, the Company employed approximately 18,700 persons, 267 of whom were corporate personnel, 1,495 of whom were restaurant management personnel and the remainder of whom were hourly personnel. Of the 267 corporate employees, 173 are in management positions and 94 are administrative or office employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

AVAILABLE INFORMATION

The Company’s primary website can be found at www.rarehospitality.com. The Company makes available, free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On the same website, the Company also makes available Form 4 and Form 5 filings made by officers and directors of the Company in compliance with Section 16 of the Exchange Act. All such reports are made available on the website as soon as reasonably practical after their filing with, or furnishing to, the Securities and Exchange Commission. Furthermore, the Company also makes available on its website, and in print to any shareholder who requests it, the Company’s Corporate Governance Policy, the Committee Charters for the Audit, Compensation, and Governance/Nominating Committees of the Company’s Board of Directors, as well as the Code of Conduct that applies to all directors, officers, employees and those that do business with the Company. Amendments to these documents or waivers related to the Code of Conduct with respect to the Company’s principal executive officer, principal financial officer and principal accounting officer will be made available on the Company’s website as soon as reasonably practicable after their execution.

ITEM 1A.    RISK FACTORS

The following important factors, in addition to those mentioned throughout this annual report on Form 10-K, could adversely impact the Company’s business. These factors could cause the Company’s actual results to differ materially from the forward-looking and other statements that the Company makes in registration statements, periodic reports and other filings with the SEC, and that the Company makes from time to time in its news releases, annual reports and other written communications, as well as oral forward-looking and other statements made from time to time by the Company’s representatives.

Fluctuations in our operating results may result in decreases in our stock price.

Our operating results may fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in same store sales, increases in food and other costs not offset by menu price increases, weather conditions, availability of adequate sources of supply or distribution, changes in consumer preferences, consumer concern over food quality or health issues, competitive factors, war, insurrection and/or terrorist attacks on United States soil. As a result, our operating results may fall below the expectations of public market analysts and investors. In such event, the price of our common stock would likely decrease.

In the past, our pre-opening costs have varied significantly from quarter to quarter primarily due to the timing of restaurant openings. We typically incur most pre-opening costs for a new restaurant within the two months immediately preceding, and the month of, its opening. In addition, our labor and operating costs for a newly opened restaurant during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the volume and timing of new restaurant openings in any quarter has had, and is expected to continue to have, a significant impact on quarterly pre-opening costs, labor, direct and occupancy costs. Due to these factors, results for a quarter may not indicate results to be expected for any other quarter or for a full fiscal year.

We may experience volatility in our stock price due to factors other than our operating results.

The market price of our common stock may experience significant volatility from time to time. Such volatility may be affected by factors other than our operating results such as changes in the economy, financial markets, consumer confidence, and the operating results of our competitors or the restaurant industry in general. In recent years, the stock market has experienced extreme price and volume fluctuations, which have had a significant effect on the market prices of the securities issued by a company, which may be unrelated to the operational performance of the company. In addition, we may be subject to securities class action litigation if the market price of our stock experiences significant volatility. Our management’s attention and resources may be diverted from normal operations if we would become subject to any securities class action, which may have a material adverse effect on our business.

We may experience higher operating costs due to increased food prices, wages and other costs which will reduce our profits if we cannot increase menu prices to cover them.

If we have to pay higher prices for food, supplies, energy, or other items, or increase the compensation or benefits to our employees, we will have an increase in operating costs. If we are unable or unwilling to increase our menu prices or take other actions to offset our increased operating costs, our profits will decrease. Many factors affect the prices that we have to pay for the various food and other items that we need to operate our restaurants, including seasonal fluctuations, longer term cycles and other fluctuations in livestock markets, changes in weather or demand and inflation. Factors that may affect the salaries and benefits that we pay to our employees include the local unemployment rates and changes in minimum wage and employee benefits laws. For example, during 2005, the states of Connecticut, Florida, Illinois, Maine, Minnesota, Nevada, New Jersey, New York and Vermont increased the minimum wage of workers in the respective states, resulting in higher operating costs for us in those states. In addition to the above factors over which we have no control, we may introduce new menu items and operating procedures, which may either temporarily or permanently result in increased food or labor costs.

We may incur additional costs or liabilities and lose revenue as the result of government regulation.

Our restaurants are subject to extensive federal, state and local government regulation, including regulations related to the preparation and sale of food, the sale of alcoholic beverages, zoning and building codes, and other health, sanitation and safety matters. Our restaurants may lose revenue if they are unable to maintain liquor or other licenses required to serve alcoholic beverages or food. If one or more of our restaurants was unable to serve alcohol or food for even a short time period, we could experience a reduction in our overall revenue.

Our restaurants are subject in each state in which we operate to “dram shop” laws which allow a person to sue us if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A lawsuit under a dram shop law may result in a verdict in excess of our liability insurance policy limits which could result in substantial liability for us and which may have a material adverse effect on our profitability.

The costs of operating our restaurants may increase if there are changes in laws governing minimum hourly wages, mandatory healthcare coverage for employees, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations such as those governing access for the disabled, such as the Federal Americans with Disabilities Act. If any of the above costs increased and we were unable to offset such increase by increasing our menu prices or by other means, we would generate lower profits.

The food service industry is affected by publicity concerning food quality, health and other issues. Such publicity, which could be publicity of a national or industry nature or litigation or publicity specific to us, could cause customers to avoid our restaurants and products.

The food service business can be affected by adverse publicity concerning food quality, health and other issues. That publicity has the potential to affect consumer and employee behavior and may lead consumers and employees to avoid public places, including restaurants. This behavior would have a negative impact on our restaurant sales and profitability.

The food service businesses can also be adversely affected by litigation and complaints from customers or government authorities resulting from food quality, illness, injury or other health concerns, guest service patterns or other operating issues stemming from one store or a limited number of stores, including stores operated by our franchisees or other food service operators. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from buying our products. Because one of our competitive strengths is the taste and quality of our food, adverse publicity relating to food quality or other similar concerns affects us more than it would food service businesses that compete primarily on other factors. We could also incur significant liabilities if a lawsuit or claim resulted in a decision against us, or in significant litigation costs, regardless of the result.

Changing consumer preferences and discretionary spending patterns could force us to modify our restaurant’s concept and menu and could result in a reduction in our revenues.

Even if we are able to successfully compete with other restaurant companies with similar concepts, we may be forced to make changes in one or more of our concepts in order to respond to changes in consumer tastes or dining patterns. Consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our LongHorn Steakhouse, Bugaboo Creek Steak House and The Capital Grille menu, or by specific events such as the outbreak of “mad cow disease.” If we change a restaurant concept, we may lose customers who do not prefer the new concept and menu, and may not be able to attract a sufficient new customer base to produce the revenue needed to make the restaurant profitable. We may have different or additional competitors for our intended customers as a result of such a concept change and may not be able to successfully compete against such competitors. In addition, consumer preferences could be affected by a public concern over health issues, such as the “avian flu,” causing fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve poultry-based products would greatly restrict our ability to provide a variety of menu items to our guests. Our success also depends on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income, consumer confidence and the United States’ participation in war activities. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could reduce revenues and operating income.

Our restaurants may not be able to continue to compete successfully with other restaurants or restaurant concepts, which could lead to a reduction in our revenues.

If our restaurants are unable to continue to compete successfully with other restaurants in new and existing markets, we may lose significant revenue. Our industry is intensely competitive with respect to price, service, location, type and quality of food. We compete with other restaurants for customers, restaurant locations and qualified management and other restaurant staff. Our LongHorn Steakhouse and Bugaboo Creek Steak House restaurants compete with other mid-priced, full service, casual dining restaurants, including steakhouses such as Outback Steakhouse, Lone Star Steaks, Texas Roadhouse and Logan’s Roadhouse and other casual dining restaurants such as Red Lobster, Olive Garden and Chili’s. Our The Capital Grille restaurants compete with other upscale restaurants, including steakhouses, such as Morton’s of Chicago, Ruth’s Chris Steakhouse, Flemming’s Prime Steakhouse and Wine Bars and The Palm, as well as independent operators. Some of our competitors have greater financial resources than we have, have been in business longer or are better established in the markets where our restaurants are located or are planned to be located.

Even if we do not incur substantial opening and promotion costs in opening a new restaurant that we would not otherwise usually incur, we may not be able to profitably operate a new restaurant in new markets. If we open restaurants in areas where we did not previously have a restaurant, we may not be able to attract enough customers to operate those restaurants at a profit because potential customers may be unfamiliar with our restaurants or the atmosphere or the menu of our restaurants might not appeal to them.

Part of our expansion plans includes opening restaurants in markets in which we already have existing restaurants. We may be unable to attract enough customers to the new restaurants for them to operate at a profit. Even if we are able to attract enough customers to the new restaurants to operate them at a profit, those customers may be former customers of one of our existing restaurants in that market and the opening of a new restaurant in the existing market could reduce the revenue of our existing restaurants in that market.

We could face shortages of qualified labor, which could slow our growth or otherwise strain our infrastructure.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers, necessary to keep pace with our expansion schedule. Qualified individuals of the requisite caliber and a number needed to fill these positions are in short supply in some areas. Any future inability to recruit and retain sufficient individuals may delay the planned openings of new restaurants. Any such delays, any material increases in employee turnover rates in existing restaurants, or any wide spread employee dissatisfaction resulting in a class action lawsuit could have a material adverse effect on our business, financial condition, operating results or cash flows. Additionally, competition for qualified employees could require us to pay higher wages to attract sufficient employees, which could result in higher labor costs.

We may also face the risk that our existing systems and procedures, restaurant management systems, financial controls and information systems will be inadequate to support our planned expansion. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and this infrastructure. If we fail to continue to improve our information systems and financial controls or to manage other factors necessary for us to achieve our expansion objectives our operating results or cash flows could be materially adversely affected.

Unanticipated expenses and market acceptance could affect the profitability of restaurants we open in new markets.

As part of our expansion plans, we may open new restaurants in areas in which we have little or no operating experience and in which potential customers may not be familiar with our restaurants. As a result, we may have to incur costs related to the opening, operation and promotion of those new restaurants that are substantially greater than those incurred in other areas. Even though we may incur substantial additional opening and promotion costs with these new restaurants, they may fail to attract the number of customers that our more established restaurants in existing markets attract. As a result, the revenue and profit generated at new restaurants may not equal the revenue and profit generated by our existing restaurants. The new restaurants may even operate at a loss. Because of our limited number of existing restaurants, if we open one or more new restaurants that we are unable to operate at a profit, this could have a significant adverse effect on our overall profits.

We may incur additional costs and reduced profits by failing to open or by delaying the opening of planned restaurants.

We currently plan to open approximately 34 to 35 new restaurants in 2006. If we are unable to open a new restaurant or have to delay the opening of a new restaurant, we may incur substantial costs we would not otherwise incur, which may directly decrease our profits. We may be unable to open such restaurants, or unable to open them on time, due to weather and acts of God or factors such as our inability to:

•	find quality locations to open new restaurants;
•	reach acceptable agreements regarding the lease or purchase of locations on which to open new restaurants;
•	raise or have available an adequate amount of money to construct and open new restaurants;
•	hire, train and retain the skilled management and other employees necessary to staff new restaurants when they are scheduled to open;
•	obtain, for an acceptable cost, the permits and approvals required to open new restaurants; and
•	efficiently manage the amount of time and money used to build and open each new restaurant.

In addition, if we believe that we will be unable to open a new restaurant because of one of the above factors, we may have to stop construction of the restaurant or terminate any lease or purchase contract that we entered into regarding such restaurant and pay accelerated rent, damages and/or a termination fee to the other party to the contract. All of these factors could lead to an increase in our operating expenses and result in a decrease in our profits. The failure to open new restaurants on a timely basis will also reduce the sales those restaurants would have contributed to our projected revenues.

We may incur additional costs or liabilities due to changes in our income tax provision.

Our income tax provision is sensitive to expected earnings and, as expectations change, our income tax provisions may vary from quarter-to-quarter and year-to-year. In addition, from time to time, we may take positions for filing our tax returns that differ from the treatment for financial reporting purposes. The ultimate outcome of such positions could cause our effective tax rate to fluctuate from quarter to quarter.

Our future performance depends on our senior management who are experienced in restaurant management and who could not easily be replaced with executives of equal experience and capabilities.

We believe that we depend significantly on the services of Philip J. Hickey, Jr., our Chairman of the Board of Directors and Chief Executive Officer, and Eugene I. Lee, Jr., our President and Chief Operating Officer. If we lost the services of either Messrs. Hickey or Lee, for any reason, we may be unable to replace them quickly with qualified personnel, which could have a material adverse effect on our business and development. Although we have employment agreements with Messrs. Hickey and Lee, we could not prevent them from terminating their employment with us. Also, we do not carry key person life insurance on Messrs. Hickey or Lee.

Our operating results could be negatively affected by our inability to acquire the proper supply of our products.

Our business is dependent upon our ability to purchase high-quality food products in sufficient quantity. Economic conditions affecting our suppliers, or animal or plant disease could adversely affect our ability to obtain an adequate supply of products of the proper quality. In the event that we are unable to obtain an adequate supply of food products of the proper quality, our revenues and operating income would decrease.

We may lose revenue or incur increased costs if our restaurants do not receive frequent deliveries of food and other supplies.

We have a contract with a single distributor for the distribution of most meat, food and other supplies for our LongHorn Steakhouse, Bugaboo Creek Steak House and The Capital Grille restaurants. If this distributor does not perform adequately or otherwise fails to distribute product or supplies to our restaurants, our inability to replace this distributor in a short period of time on acceptable terms could increase our costs or could cause shortages at our restaurants of food and other items which may cause us to remove certain items from a restaurant’s menu or temporarily close a restaurant. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage or thereafter as a result of our customers changing their dining habits.

Our anti-takeover provisions may limit shareholder value.

We have provisions in our articles of incorporation and in our shareholder protection rights agreement that may discourage or prevent a person or group from acquiring us without our approval. A shareholder may not receive as much in exchange for their shares of common stock as they could without these provisions. The following is a description of the above provisions that may reduce the market value of our shares of common stock.

Under our shareholder protection rights agreement, we distributed one preferred stock purchase right for each outstanding share of our common stock to the shareholders of record on November 20, 1997. Each right entitles holders of a share of our common stock to purchase one one-hundredth of a share of our junior participating preferred stock at an exercise price initially equal to $48.00 and currently $21.33 after giving effect to two 3 for 2 stock splits. Each one one-hundredth of a share of our junior participating preferred stock (1) has the same voting rights as one share of our common stock and (2) would be paid dividends at least equal to the dividends paid on each share of our common stock. Our preferred stock purchase rights are exercisable only if a person or group acquires beneficial ownership of 15% or more of our common stock, or announces a tender or exchange offer upon completion of which such person or group would beneficially own 15% or more of our common stock. If a person or group becomes a beneficial owner of 15% or more of our common stock, then each right not owned by the person or group entitles its holder to purchase, for an amount of cash equal to the right’s then-current exercise price, shares of our common stock having a value equal to twice the right’s exercise price. We may redeem the rights at a price of $.01 per right at any time until the close of business on the tenth business day following our announcement that a person or group has become the beneficial owner of 15% or more of our common stock.

Our articles of incorporation contain a provision, which provides that our board of directors consists of three classes of directors. Each class has the same number of directors or as close to equal as possible. The directors of each class serve for a term of three years with each class’ term expiring in different successive years. For example, the term of the first class may expire in 2006 and each director elected in the first class in 2006 would serve until 2009, the term of the second class would expire in 2007 and each director elected in the second class in 2007 would serve until 2010, and the term of the third class would expire in 2008 and each director elected in 2008 would serve until 2011. As a result, shareholders with sufficient shares to determine the election of directors would have to vote for their nominees at two successive annual meetings of shareholders in order to elect a majority of the directors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of February 21, 2006, 226 of the Company’s restaurants were located in leased space (in addition, the Company has leased the space for 13 restaurants under construction and 12 sites for restaurants with construction scheduled to begin later in 2006). Initial lease expirations typically range from ten to fifteen years, with the majority of these leases providing for an option to renew for at least one additional term of three to 15 years. All of the Company’s leases provide for a minimum annual rent, and approximately 40% of the leases call for additional rent based on sales volume (generally 2.0% to 8.0%) at the particular location over specified minimum levels. Generally the leases are net leases, which require the Company to pay the costs of insurance, taxes and a portion of lessors’ operating costs.

The leases on the existing Company-owned restaurants will expire over the period from 2006 through 2044 (assuming exercise of all renewal options). The locations of the Company’s existing restaurants and restaurants under construction are set forth under Item 1. Business.

The Company owns six office buildings in Atlanta, Georgia aggregating 60,000 square feet in which its corporate offices and central training facility are located.

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on the NASDAQ National Market under the symbol “RARE.” The table below sets forth the high and low sales prices of the Company’s common stock, as reported on the Nasdaq National Market, during the periods indicated:

FISCAL YEAR ENDED DECEMBER 25, 2005	HIGH	LOW
First Quarter	$32.59	$28.21
Second Quarter	31.80	27.55
Third Quarter	31.77	24.81
Fourth Quarter	32.84	25.43

FISCAL YEAR ENDED DECEMBER 26, 2004	HIGH	LOW
First Quarter	$29.46	$24.25
Second Quarter	29.25	24.25
Third Quarter	28.96	23.56
Fourth Quarter	31.43	26.26

The closing price of a share of the Company’s common stock on February 28, 2006, was $32.00. As of February 28, 2006, there were approximately 554 holders of record of the Company’s common stock.

The Company’s Board of Directors has authorized the purchase of shares of the Company’s common stock from time to time through open market transactions, block purchases or in privately negotiated transactions. On April 20, 2005, the Board of Directors authorized the Company to use up to $29.0 million to purchase shares of its common stock and on July 22, 2005, the Board of Directors authorized the repurchase of up to an additional $30.0 million of the Company’s common stock. During the second quarter of 2005, the Company repurchased 690,000 shares of its common stock at an average price of $28.88 for an aggregate cost of $19,930,000. During the third quarter of 2005, the Company repurchased 669,000 shares of its common stock at an average price of $28.95 for an aggregate cost of $19,368,000. The Company did not repurchase any of its common stock during the fourth quarter of 2005. As of December 25, 2005, approximately $19,702,000 remained available under the Company’s aggregate $59.0 million share repurchase authorization.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the common stock that may be issued under all of the Company’s existing equity compensation plans as of December 25, 2005. Details of the plans are discussed in Note 10 to the Company’s Consolidated Financial Statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity Compensation	1,644,286	(1)	$24.77	2,272,182	(6)
Plans Approved by	776,263	(2)	$13.67	9,731
Stockholders	137,812	(3)	$16.36	11,251
	610,776	(4)	$8.19	--
Equity Compensation Plans
not Approved by Stockholders	44,242	(5)	$8.29	--

Total	3,213,379		$18.35	2,293,164

(1)	RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan.
(2)	RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan.
(3)	Amended and Restated RARE Hospitality International, Inc. 1996 Stock Plan for Outside Directors.
(4)	LongHorn Steaks, Inc. Amended and Restated 1992 Incentive Plan. No further options may be granted under the terms of this plan.
(5)

These options were granted on the same terms as those under the Company’s 1997 Long-Term Incentive Plan and were granted at prices which equated to current market value on the date of grant, are exercisable after three to five years, and must be exercised within ten years from the date of grant.

(6)	Includes up to 2,262,639 shares that may be granted as future awards of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

The following presents selected consolidated financial data as of and for each of the fiscal years in the five-year period ended December 25, 2005. The Consolidated Financial Statements as of December 25, 2005 and December 26, 2004 and for each of the fiscal years in the three-year period ended December 25, 2005 and the independent registered public accounting firm’s report thereon are included in this Form 10-K. All share and per share amounts have been restated to give retroactive effect to the Company’s 50% stock dividend in 2003 (see Note 1 to consolidated financial statements). The data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” also included in this Form 10-K.

	FISCAL YEARS ENDED
	DEC 25, 2005	DEC 26, 2004	DEC 28, 2003	DEC 29, 2002	DEC 30, 2001

STATEMENT OF OPERATIONS DATA:	(in thousands, except per share data)
Revenues:
Restaurant sales	$936,140	$812,160	$680,458	$584,159	$519,998
Franchise revenues	436	403	374	345	328

Total revenues	936,576	812,563	680,832	584,504	520,326
Costs and expenses:
Cost of restaurant sales	343,188	299,448	245,094	211,006	189,869
Operating expenses-- restaurants	415,732	354,679	298,978	257,252	228,340
Provision for asset impairments,
restaurant closings, and other charges	3,269	2,700	--	495	2,802
Depreciation and amortization--restaurants	35,857	30,793	26,508	23,920	21,248
Pre-opening expense	7,191	6,865	5,782	3,802	3,764
General and administrative expenses	52,112	45,244	40,515	34,933	31,675

Total costs and expenses	857,349	739,729	616,877	531,408	477,698

Operating income	79,227	72,834	63,955	53,096	42,628
Interest expense, net	1,920	1,328	1,015	1,718	2,128
Early termination of interest rate swap
agreement	--	--	--	1,540	1,100
Minority interest	215	300	300	448	639

Earnings before income taxes	77,092	71,206	62,640	49,390	38,761
Income tax expense	25,010	23,676	20,363	15,951	12,603

Net earnings	$52,082	$47,530	$42,277	$33,439	$26,158

Basic earnings per common share	$1.54	$1.41	$1.27	$1.03	$0.83

Diluted earnings per common share	$1.50	$1.34	$1.21	$0.98	$0.79

Weighted average common shares outstanding (basic)	33,764	33,811	33,162	32,586	31,503

Weighted average common shares outstanding (diluted)	34,817	35,374	34,843	34,268	33,216

	FISCAL YEARS ENDED
	DEC 25, 2005	DEC 26, 2004	DEC 28, 2003	DEC 29, 2002	DEC 30, 2001
BALANCE SHEET DATA:	(in thousands)
Working capital (deficit)	$(53,069)	$(7,542)	$3,606	$(3,326)	$(10,458)
Total assets	609,362	568,120	467,037	389,309	352,456
Debt, net of current installments	--	--	--	--	10,000
Obligations under capital leases, net of
current installments	38,991	37,136	27,462	22,406	20,867
Minority interest	1,193	1,309	1,371	1,411	1,329
Total shareholders’ equity	430,345	404,634	352,055	300,132	256,530

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company’s revenues are derived primarily from restaurant sales from Company-owned LongHorn Steakhouse, The Capital Grille, and Bugaboo Creek Steak House restaurants. The Company also derives a small percentage of its total revenue from two Company-owned specialty restaurants and franchise revenues from three franchised LongHorn Steakhouse restaurants. Cost of restaurant sales consists of food and beverage costs for all restaurants other than the franchised LongHorn Steakhouse restaurants in Puerto Rico. Operating expenses – restaurants consist of other costs incurred by the Company to operate its restaurants, including the cost of labor, advertising, operating supplies, rent and utilities. Depreciation and amortization - restaurants includes the depreciation attributable to restaurant-level capital expenditures. The depreciation and amortization relating to non-restaurant level capital expenditures is included in general and administrative expenses.

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

The incremental sales generated as a result of increases in same store sales make a significant contribution to the Company’s profitability through the leveraging of certain restaurant level expenses. Many restaurant level expenses are relatively fixed in nature and do not increase at the same rate as same store sales increases. With sales increasing and certain restaurant-level expenses staying fixed or semi-variable (rising more slowly than incremental sales), the incremental sales measured by these same store sales increases should be the Company’s most profitable. When new restaurants are opened, there are preopening costs and certain relatively fixed costs including expense items such as management labor, rent and depreciation that must be absorbed. Additionally, it generally takes some period of time after opening before restaurant margins normalize. Accordingly, the sales at newly opened restaurants do not make a significant contribution to profitability in their initial months of operation.

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

The following table sets forth the percentage relationship to total revenues of the listed items included in the Company’s consolidated statements of operations, except as indicated (percentages may not add due to rounding):

	FISCAL YEARS ENDED
	DECEMBER 25, 2005	DECEMBER 26, 2004	DECEMBER 28, 2003
Revenues:
Restaurant sales:
LongHorn Steakhouse	71.1%	71.2%	71.6%
The Capital Grille	17.6	16.1	15.0
Bugaboo Creek Steak House	10.4	11.7	12.2
Other restaurants	0.8	0.9	1.1

Total restaurant sales	100.0	100.0	99.9
Franchise revenues	0.0	0.0	0.1

Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of restaurant sales(1)	36.7	36.9	36.0
Operating expenses--restaurants(1)	44.4	43.7	43.9
Provision for asset impairments,
restaurant closings, and other charges	0.3	0.3	--
Depreciation and amortization--restaurants(1)	3.8	3.8	3.9
Pre-opening expense -- restaurants(1)	0.8	0.8	0.8
General and administrative expenses	5.6	5.6	6.0

Total costs and expenses	91.5	91.0	90.6

Operating income	8.5	9.0	9.4
Interest expense, net	0.2	0.2	0.1
Minority interest	0.0	0.0	0.0

Earnings before income taxes	8.2	8.8	9.2
Income tax expense	2.7	2.9	3.0

Net earnings	5.5%	5.8%	6.2%

(1)    Cost of restaurant sales, operating expenses -- restaurants, depreciation and amortization -- restaurants and pre-opening expense -- restaurants are expressed as a percentage of total restaurant sales.

RESULTS OF OPERATIONS

Year Ended December 25, 2005 Compared to Year Ended December 26, 2004

REVENUES

Total revenues increased 15.3% to $936.6 million for 2005, compared to $812.6 million for 2004.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants increased 15.2% to $666.1 million for 2005, compared to $578.3 million for 2004. The increase reflects a 12.4% increase in restaurant operating weeks in 2005 as compared to 2004, resulting from an increase in the restaurant base from 210 Company-owned and joint venture LongHorn Steakhouse restaurants at the end of 2004 to 237 restaurants at the end of 2005. Average weekly sales for Company-owned and joint venture LongHorn Steakhouse restaurants in 2005 were $56,876, a 2.5% increase over 2004. Same store sales for LongHorn Steakhouse restaurants increased 2.8% in 2005 as compared to 2004. The increase in same store sales for 2005 at LongHorn Steakhouse was attributable to an increase in average check, as guest counts were approximately flat compared to the prior year. Menu price increases of approximately 2.0% to 2.5% account for a majority of the check average increase with the remainder due to the impact of quarterly promotions and menu mix shifts. Management believes a number of factors have contributed to the guest counts remaining flat compared to last year, including the negative impact of severe winter weather and hurricanes, as well as the general economic impact on consumer spending of higher gasoline prices.

The Capital Grille:

Sales in The Capital Grille restaurants increased 25.9% to $165.2 million for 2005, compared to $131.2 million for 2004. The increase reflects a 16.9% increase in restaurant operating weeks in 2005 as compared to 2004, resulting from the three new The Capital Grille restaurants opened during 2005, bringing the total The Capital Grille restaurants in operation to 23. Average weekly sales for The Capital Grille restaurants in 2005 were $149,070, a 7.7% increase from 2004. Same store sales for The Capital Grille restaurants increased 5.8% in 2005, as compared to 2004. The increase in same store sales at The Capital Grille restaurants was primarily attributable to an increase in average check of approximately 4.8% and the remainder was due to an increase in guest counts. Management believes that a number of factors have contributed to the increase in check average, including price increases on menu items of approximately 3.0% and the introduction of higher-priced culinary specials that are not included on the menu.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants increased 2.3% to $97.3 million for 2005, compared to $95.1 million for 2004. The increase reflects a 7.8% increase in restaurant weeks in 2005 as compared to 2004, resulting from an increase in the restaurant base from 28 Bugaboo Creek Steak House restaurants at the end of 2004 to 30 restaurants in operation at the end of 2005, partially offset by a decrease in average weekly sales and by the temporary closure of one restaurant due to a fire during the first quarter. Average weekly sales for all Bugaboo Creek Steak House restaurants in 2005 were $66,062, a 5.0% decrease from the average weekly sales rate for 2004. Same store sales for the comparable Bugaboo Creek Steak House restaurants decreased 4.7% in 2005, as compared to 2004. The decrease in same store sales at Bugaboo Creek Steak House restaurants was attributable to an approximate 1.0% decrease in average check and the remainder was due to a decrease in guest counts.

Franchise Revenue:

The Company has a franchisee that operates three LongHorn Steakhouse restaurants in Puerto Rico. The Company earned $436,000 and $403,000 in franchise revenue in 2005 and 2004, respectively. Franchise revenue is computed based on a fixed percentage of the franchisee’s sales; therefore, the increase in 2005 franchise revenue over the prior year was due to the 8.2% increase in sales for the Company’s franchised restaurants.

COSTS AND EXPENSES

Cost of restaurant sales increased 14.7% to $343.2 million for 2005, compared to $299.4 million for 2004. Cost of restaurant sales, as a percentage of restaurant sales, decreased to 36.7% in 2005 from 36.9% in 2004. In addition to the leverage that was provided by a 2% - 3% increase in menu prices, this decrease resulted from lower priced beef contracts on a portion of the Company’s beef purchases renewed in mid 2005, as well as favorable menu mix shifts.

Restaurant operating expenses increased as a percentage of total restaurant sales in 2005 to 44.4%, from 43.7% in 2004. During 2005, the Company experienced cost pressures from labor costs resulting from increases in state minimum wage rates, including mandated increases in the minimum wage for workers in Connecticut, Florida, Illinois, Maine, Minnesota, Nevada, New Jersey, New York and Vermont, and increases in unemployment taxes. Additionally, utility costs and credit card fees increased during 2005 as compared to 2004 as a percentage of restaurant sales. Utility costs increased by 0.10% as a percentage of sales due to operating inefficiencies related to the extreme winter weather in the first quarter of 2005 as compared to 2004 and generally higher utility costs in the third and fourth quarter of 2005. Increased credit card usage by customers caused credit card processing fees to increase by 0.10% as a percentage of sales. These increases in restaurant operating expenses were partially offset by the positive impact from increased average weekly sales rate in 2005, which leveraged fixed and semi-variable expenses as a percentage of total restaurant sales.

Depreciation and amortization -- restaurants increased to $35.9 million in 2005, from $30.8 million in 2004, due to the Company’s new restaurant construction and depreciation of capital expenditures associated with the Company’s remodeling of older restaurants. The amount of depreciation expense per operating week increased slightly in 2005 as compared to 2004; however, depreciation as a percentage of total restaurant sales was flat due to the leveraging effect of increased average weekly sales in 2005.

Pre-opening expense increased to $7.2 million or 0.8% of total restaurant sales in 2005 from $6.9 million or 0.8% of total restaurant sales in 2004. This dollar increase was the result of the Company opening a total of 33 new restaurants in 2005 as compared to opening 30 restaurants in 2004. The amount of pre-opening expense per new restaurant in 2005 was approximately equal to preopening expense per new restaurant in 2004.

The provision for asset impairments, restaurant closings and other charges of approximately $3.3 million in 2005 consisted primarily of the write down of asset values for three LongHorn Steakhouse restaurants and two Bugaboo Creek Steak House restaurants. The impairment for each LongHorn Steakhouse restaurant related to management’s decision to not exercise future lease options for these restaurants as the current lease term expires. The impairment for all these restaurants related to forecasts by management that indicate that the investment for each of these restaurants would not be fully recovered by anticipated future cash flows. The impairment charge represents the sum of the differences between the estimated fair value, using discounted estimated future cash flows, and the carrying value of each of these restaurants.

General and administrative expenses increased to $52.1 million in 2005, from $45.2 million in 2004. As a percentage of total revenues, general and administrative expenses remained flat at 5.6% in 2005 and 2004. Higher accruals for management bonuses in 2005 offset the leverage of fixed and semi-fixed general and administrative expenses resulting from higher average weekly sales volumes and greater number of restaurants in operation during 2005 as compared to 2004.

Interest expense, net increased to $1.9 million in 2005, from $1.3 million in 2004. The increase in interest expense, net was due to the interest expense associated with new capital lease obligations. The Company had no amounts outstanding under its revolving credit facility during 2004. There were no amounts outstanding under the revolving credit facility at the end of 2005; however, the Company did pay approximately $100,000 in interest expense on borrowings under its revolving credit facility during the course of 2005 at an average rate of 6.2%.

Minority interest was $215,000 in 2005 compared with $300,000 in 2004. This expense reflects the joint venture partner’s interest in the Company’s three joint venture LongHorn Steakhouse restaurants.

Income tax expense in 2005 was 32.44% of earnings before income taxes as compared to 33.25% in 2004. This decrease in the Company’s effective income tax rate is primarily due to an increase in the FICA tip tax credit recognized in 2005. The Company’s effective income tax rate differs from applying the statutory Federal income tax rate of 35% to earnings before income taxes primarily due to employee FICA tip tax credits partially offset by state income taxes.

Net income of $52.1 million in 2005, as compared to net income of $47.5 million in 2004, reflects the net effect of the items discussed above.

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

Depreciation and amortization - restaurants increased to $30.8 million in 2004, from $26.5 million in 2003, due to the Company’s new restaurant construction and depreciation of capital expenditures associated with the Company’s remodeling of older restaurants. Depreciation as a percentage of total restaurant sales decreased slightly due to the leveraging effect of increased average weekly sales in 2004. The amount of depreciation expense per operating week was approximately the same in 2004 as it was in 2003.

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

The provision for asset impairments, restaurant closings and other charges of approximately $2.7 million in 2004 consisted of the write down of asset values related to two LongHorn Steakhouse restaurants and one Bugaboo Creek Steak House restaurant, located in three separate markets. The impairment charge represents the sum of the differences between the estimated fair value, using discounted estimated future cash flows, and the carrying value of each of these restaurants.

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

Interest expense, net increased to $1.3 million in 2004, from $1.0 million in 2003. The increase in interest expense, net was due to the interest expense associated with new capital lease obligations partially offset by an increase in the level of capitalized interest associated with the Company’s new restaurant construction program. The Company had no amounts outstanding under its revolving credit facility during 2004 or 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily for the development of new restaurants, selected acquisitions and the refurbishment of existing restaurants. The Company’s principal sources of funds in 2005 were (i) cash flow from operations ($125.5 million), which included the sale of short-term investments ($28.7 million) and (ii) proceeds from the exercise of employee stock options ($7.2 million). The primary uses of funds consisted of costs associated with expansion, principally leasehold improvements, equipment, land and buildings associated with the construction of new restaurants ($104.2 million) and the purchase of common stock for treasury ($39.3 million).

Due to the relatively short time period (less than 30 days) between the ordering of inventories, preparation for sale, collection of payment and subsequent payment for inventories, there are no material changes in the underlying drivers of cash flows that are not clearly identifiable in the Company’s consolidated statement of cash flows.

Since substantially all sales in the Company’s restaurants are for cash or credit card receipts, which are generally settled in three days, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital. The Company’s working capital deficit increased from $7.5 million on December 26, 2004 to $53.1 million on December 25, 2005, principally due to the purchase of $39.3 million of common stock for treasury during fiscal 2005.

The increases in accounts receivable, inventory, and accrued expenses are principally due to the new restaurants which were opened during 2005 and the result of generally higher average unit volumes experienced during 2005. Further increases in current asset and liability accounts are expected as the Company continues its restaurant development program.

The Company has a revolving credit facility, which allows the Company to borrow up to $100.0 million through its maturity in July 2010. The terms of the revolving credit facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 1.25% (depending on the Company’s leverage ratio) or the administrative agent’s prime rate of interest, at the Company’s option, and to pay a commitment fee of 0.1% to 0.2% (depending on the Company’s leverage ratio) per year on any unused portion of the facility. No amounts were outstanding, and $100.0 million was available, under the Company’s revolving credit agreement on December 25, 2005. As of December 25, 2005, terms of the revolving credit facility provide for interest to be accrued at LIBOR plus 0.5% or the prime rate and payment of the commitment fee at a rate of 0.10% per year on any unused portion of the facility.

The revolving credit facility contains various covenants and restrictions which, among other things, require the maintenance of stipulated leverage and fixed charge coverage ratios and minimum consolidated net worth, as defined, and limit the incurrence of additional indebtedness in excess of specified amounts. The Company is currently in compliance with such covenants.

The Company currently plans to open 29 or 30 LongHorn Steakhouse restaurants, two Bugaboo Creek Steak House restaurants (including one restaurant closed due to a fire in the first quarter of 2005) and three The Capital Grille restaurants in 2006. The Company estimates that its capital expenditures will be approximately $115 to $125 million in 2006. The capital expenditure estimate for 2006 includes the estimated cost of developing 34 to 35 new restaurants, ongoing refurbishment in existing restaurants, costs associated with obtaining real estate for year 2006 planned openings and continued investment in improved management information systems.

TREASURY STOCK

The Company’s Board of Directors has authorized the purchase of shares of the Company’s common stock from time to time through open market transactions, block purchases or in privately negotiated transactions. On April 20, 2005, the Board of Directors authorized the Company to use up to $29.0 million to purchase shares of its common stock and on July 22, 2005, the Board of Directors authorized the repurchase of up to an additional $30.0 million of the Company’s common stock. During the second quarter of 2005, the Company repurchased 690,000 shares of its common stock at an average price of $28.88 for an aggregate cost of approximately $19.9 million. During the third quarter of 2005, the Company repurchased 669,000 shares of its common stock at an average price of $28.95 for an aggregate cost of approximately $19.4 million. The Company did not repurchase any of its common stock during the fourth quarter of 2005. As of December 25, 2005, approximately $19.7 million remained available under the Company’s aggregate $59.0 million share repurchase authorization.

The Company expects that available borrowings under the Company’s revolving credit facility, together with cash on hand and cash provided by operating activities, will provide sufficient funds to finance its expansion and share repurchase plans through the year 2007.

OUTLOOK FOR FUTURE OPERATING RESULTS

The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. All fiscal years since 2001 have been 52-week periods; however, since fiscal 2006 will end on December 31st, it will be a 53-week period. Each of the four fiscal quarters is typically made up of 13 weeks; however, the first quarter of 2006 will contain 14 weeks. During 2006, the Company expects to realize incremental profits from this extra week of sales and beneficial leverage of the sales during this extra sales week upon fixed and semi-fixed expenses.

Revenues. The Company plans to grow revenues by opening additional restaurants and by increasing average unit volumes at both existing and new restaurants. The Company’s new restaurant development plans for 2006 are summarized in the section entitled “LIQUIDITY AND CAPITAL RESOURCES.” Based upon current economic conditions and the Company’s business trends, the Company is targeting same store sales increases for 2006 of 3% to 4% for LongHorn Steakhouse, 3% to 4% for The Capital Grille and 1% to 2% for Bugaboo Creek Steak House. The Company anticipates that the same store sales increases for LongHorn Steakhouse, The Capital Grille and Bugaboo Creek Steak House each include guest count increases of approximately 1.0%. The remainder of the targeted same store sales increase for all three concepts is expected to come from menu price increases and shifts in menu mix. New restaurant development and the targeted same store sales growth are expected to result in an increase in total revenue of approximately 19% to 20%.

Cost of restaurant sales. The Company is anticipating increased commodity prices in 2006 based primarily on higher protein pricing particularly with respect to beef. The Company is under fixed price contracts with its primary suppliers for the majority of its anticipated usage of protein products in 2006; however, the Company pays market prices for other products such as produce and fresh seafood and for any protein purchases in excess of contracted amounts. Based on the fixed prices negotiated for its protein products, partially offset by current and anticipated menu price increases, the Company expects its costs of goods sold as a percentage of total restaurant sales to be flat to up 0.1% in 2006 as compared with 2005.

Operating expenses -- restaurants. For the last several years, the Company has experienced cost pressure related to a number of operating expense line items including management and hourly labor. Additionally, several states in which the Company operates restaurants have either recently enacted or are considering enacting an increase in the minimum wage rate, which will result in an increase in hourly labor costs. Based upon labor market conditions that exist today, the Company expects these trends to continue in 2006. In addition, the Company expects increases in (i) the cost of utilities, (ii) unemployment tax expense, and (iii) credit card processing fees due to the greater percentage of credit card usage. The Company’s targeted growth in same store sales, if achieved, will create favorable leverage and offset a portion of these cost pressures, resulting in a slight increase in operating expenses as a percentage of total restaurant sales.

Pre-opening expense. Pre-opening costs are expensed as incurred and are expected to approximate $195,000 for each LongHorn Steakhouse restaurant, $230,000 for each Bugaboo Creek Steak House restaurant, and $400,000 for each The Capital Grille restaurant. Beginning in fiscal 2006, preopening will also include additional cost associated with operating leases incurred during the construction period. These costs are expected to average from $50,000 to $60,000 per operating lease. Restaurant pre-opening expenses may vary materially from period to period depending on when restaurants open. The Company anticipates that pre-opening expenses will be higher in 2006 by approximately $1.6 to $2.1 million (including $1.2 to $1.5 million as a result of the change in accounting for rent during the construction period) as a result of the planned opening of more new restaurants in 2006, as compared to 2005.

Depreciation and amortization -- restaurants. The Company expects depreciation and amortization to increase as it invests in the development of new restaurants and the ongoing refurbishment in existing restaurants. Due to an increase in the average cost to construct new restaurants offset by leverage of this fixed expense resulting from expected average weekly sales increases in 2006, the Company expects depreciation and amortization to remain flat as a percentage of restaurant sales.

General and administrative expenses. The Company expects general and administrative expenses to increase by approximately 0.80% to 0.90%, as a percent of total revenues in 2006 as compared with 2005. Approximately 0.70% of that increase reflects the impact of the Company’s adoption of the stock-based expense provisions of SFAS 123R at the beginning of 2006.

Interest expense, net. The Company does not plan to have any material amount outstanding under its revolving credit facility during 2006. However, due to the addition of capital leases during 2005 and expected additions of capital leases in 2006, as well as lower forecasted invested cash balances for 2006, the Company expects net interest expense to increase in 2006 compared with 2005 by approximately $700,000 to $800,000.

Income tax expense. The Company expects its effective income tax rate for 2006 to be approximately 33.25% to 33.50% of earnings before income taxes.

Earnings per share. Based upon the net effect of the items discussed above, the Company expects 2006 diluted earnings per common share in a range of $1.62 to $1.66, which includes the anticipated impact of the Company’s adoption of SFAS 123R and FSP 13-1.

The preceding discussion of liquidity and capital resources and outlook for future operating results contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-K are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-K, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: failure of facts to conform to necessary management estimates and assumptions regarding financial and operating matters; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large and growing restaurant base; increases in the cost of construction of new restaurants; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; unusual weather patterns or events; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef or other products sold by the Company; unforeseen increases in commodity pricing; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; legislation adversely affecting the restaurant industry, including (without limitation) minimum wage and mandatory healthcare legislation; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks set forth in this Form 10-K and other risks identified from time to time in the Company’s SEC reports, registration statements and public announcements. Any forward looking statement speaks only as of the date of which it was made, and the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The table below summarizes the Company’s significant contractual obligations, by maturity, as of December 25, 2005 (in thousands):

	TOTAL	LESS THAN 1 YEAR	1 - 3 YEARS	4 - 5 YEARS	AFTER 5 YEARS
Bank revolving credit facility	$ --	$ --	$ --	$ --	$ --
Capital lease obligations (1)	94,411	3,897	8,191	8,631	73,692
Operating lease obligations	142,360	22,648	42,319	34,463	42,930
Purchase obligations (2)	246,667	234,346	12,321	--	--

Total contractual cash obligations	$483,438	$260,891	$62,831	$43,094	$116,622

(1)	Amounts reflected include imputed interest of $55,151.
(2)	Purchase obligations consist of commitments under food contracts and the estimated costs of completing capital project commitments.

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

A majority of the Company’s employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. Although the Company has generally been able to and will continue to attempt to pass along increases in the minimum wage and in other costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in its prices or that increased prices will be absorbed by customers without diminishing, at least to some degree, customer spending at its restaurants.

RECENT ACCOUNTING PRONOUNCEMENTS

On October 6, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 is effective for the Company’s fiscal 2006 and requires the Company to expense rental costs incurred during the construction period associated with ground or building operating leases. The Company has previously capitalized these costs. Retrospective application, which permits entities to restate financial statements of previous periods is permitted but not required. Beginning effective for fiscal 2006, the Company intends to adopt the provisions of FSP 13-1 using retrospective application. This will result in the revision of previously issued financial statements as if the provisions of FSP 13-1 had always been used. Management currently estimates that the adoption of FSP 13-1 will result in a decrease of approximately $0.03 in net earnings per diluted share for fiscal 2006 and approximately $0.02 in net earnings per diluted share for fiscal 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of awards of equity instruments granted in exchange for employee services received, based on the grant date fair value of those awards, in their financial statements. The effective date of SFAS 123R was the first interim period beginning after June 15, 2005; however, on April 14, 2005, the SEC announced that the effective date of SFAS 123R was postponed until the first annual period beginning after June 15, 2005.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company intends to adopt the provisions of SFAS 123R using modified prospective application.

The Company currently utilizes the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use this model, the standard also permits the use of a “lattice” model. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

As described in Note 1 to the Consolidated Financial Statements, compensation cost for stock options for which the requisite future service has not yet taken place is disclosed as a pro forma expense by applying the provisions of SFAS 123. The pro forma application of SFAS 123 had a dilutive effect of approximately $0.12 per diluted share for 2005. Compensation cost for stock options vesting beginning in fiscal 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R, which will be effective for the Company at the beginning of fiscal 2006. The Company estimates that stock-based compensation expense for fiscal 2006 will be approximately $6.5 to $7.5 million ($5.0 to $5.7 million after tax or $0.14 to $0.16 per diluted share). This estimate includes costs related to unvested stock options and restricted stock grants associated with new compensation programs.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB No. 143” (“FIN 47”). Asset retirement obligations are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. The Company adopted the provisions of FIN 47 during the fourth quarter of 2005. The impact of adoption was not material.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

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

Under the provisions of certain of the Company’s leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that the Company will exercise such option periods due to the fact that the Company would incur an economic penalty for not doing so. The lease term commences on the date when the Company becomes legally obligated for the rent payments. The leasehold improvements and property held under capital leases for each restaurant facility are amortized on the straight-line method over the shorter of the estimated life of the asset or the same expected lease term used for lease accounting purposes. For each restaurant facility, the consolidated financial statements reflect the same lease term for amortizing leasehold improvements as the Company uses to determine capital versus operating lease classifications and in calculating straight-line rent expense. Percentage rent expense is generally based upon sales levels and is accrued at the point in time the Company determines that it is probable that such sales levels will be achieved. Leasehold improvements paid for by the lessor are recorded as leasehold improvements and deferred rent.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including restaurant sites, leasehold improvements, and fixed assets are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Expected cash flows associated with an asset is a key factor in determining the recoverability of the asset. Identifiable cash flows are generally measured at the restaurant level. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Judgments made by the Company related to the expected useful lives of long-lived assets and the Company’s ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause the Company to realize a material impairment charge. In 2005, the Company recognized a $3.3 million charge for the write down of asset values for three LongHorn Steakhouse restaurants and two Bugaboo Creek Steak House restaurants. In 2004, the Company recognized a $2.7 million charge for the write down of asset values related to two LongHorn Steakhouse restaurants and one Bugaboo Creek Steak House restaurant.

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

As of December 25, 2005, the Company had no borrowings outstanding under its $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 0.50% to 1.25% (the “applicable margin” depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest, at the Company’s option. Accordingly, the Company is exposed to the impact of interest rate movements. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps.

INVESTMENT PORTFOLIO

The Company invests portions of its excess cash, if any, in highly liquid investments. At December 25, 2005, the Company had $5.9 million in high-grade overnight repurchase agreements, and $6.2 million in short-term investments in the form of federal, state, and municipal bonds. As of December 25, 2005, the Company has classified all short-term investments as trading securities. The market risk on such investments is minimal due to their short-term nature.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 25, 2005, DECEMBER 26, 2004 AND DECEMBER 28, 2003

WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Management's Report on Internal Control
over Financial Reporting	36
Reports of Independent Registered Public
Accounting Firm	37
Consolidated Balance Sheets	39
Consolidated Statements of Operations	40
Consolidated Statements of Shareholders' Equity and
Comprehensive Income	41
Consolidated Statements of Cash Flows	42
Notes to Consolidated Financial Statements	43

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of December 25, 2005, the Company’s internal control over financial reporting is effective based on these criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s assessment of our internal control over financial reporting, which is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

RARE Hospitality International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that RARE Hospitality International, Inc. maintained effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RARE Hospitality International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that RARE Hospitality International, Inc. maintained effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, RARE Hospitality International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RARE Hospitality International, Inc. and subsidiaries as of December 25, 2005 and December 26, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 25, 2005, and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Atlanta, Georgia

March 6, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

RARE Hospitality International, Inc.

We have audited the accompanying consolidated balance sheets of RARE Hospitality International, Inc. and subsidiaries as of December 25, 2005 and December 26, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 25, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RARE Hospitality International, Inc. and subsidiaries as of December 25, 2005 and December 26, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RARE Hospitality International, Inc.’s internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

(signed) KPMG LLP

Atlanta, Georgia

March 6, 2006

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 25, 2005 AND DECEMBER 26, 2004
(in thousands)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$ 12,168	$ 19,547
Short-term investments	6,203	34,895
Accounts receivable	15,807	9,212
Inventories	15,428	12,564
Prepaid expenses	6,623	6,898
Refundable income taxes	--	3,327
Deferred income taxes	11,320	9,272

Total current assets	67,549	95,715
Property and equipment, less accumulated depreciation and amortization	503,762	438,479
Goodwill	19,187	19,187
Other	18,864	14,739

Total assets	$ 609,362	$ 568,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 30,026	$ 33,113
Accrued expenses	89,171	69,937
Income taxes payable	1,152	--
Current installments of obligations under
capital leases	269	207

Total current liabilities	120,618	103,257
Deferred income taxes	9,131	14,964
Obligations under capital leases, net of current installments	38,991	37,136
Other	9,084	6,820

Total liabilities	177,824	162,177
Minority interest	1,193	1,309
Shareholders’ equity:
Preferred stock, no par value. Authorized 10,000 shares, none issued	--	--
Common stock, no par value. Authorized 60,000
shares; 35,436 and 34,802 shares issued; and
33,484 and 34,209 outstanding at December
25, 2005 and December 26, 2004,
respectively	229,955	217,146
Unearned compensation – restricted stock	(1,470)	(1,588)
Retained earnings	254,335	202,253
Treasury shares at cost; 1,952 shares and 593 shares
at December 25, 2005 and December 26, 2004,
respectively	(52,475)	(13,177)

Total shareholders’ equity	430,345	404,634

Total liabilities and shareholders’ equity	$ 609,362	$ 568,120

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 25, 2005, DECEMBER 26, 2004 AND DECEMBER 28, 2003

(in thousands, except per share data)

	2005	2004	2003
Revenues:
Restaurant sales:
LongHorn Steakhouse	$666,073	$578,297	$487,221
The Capital Grille	165,169	131,208	102,414
Bugaboo Creek Steak House	97,310	95,091	83,325
Other restaurants	7,588	7,564	7,498

Total restaurant sales	936,140	812,160	680,458
Franchise revenues	436	403	374

Total revenues	936,576	812,563	680,832
Costs and expenses:	--	--	--
Cost of restaurant sales	343,188	299,448	245,094
Operating expenses-- restaurants	415,732	354,679	298,978
Provision for asset impairments, restaurant
closings, and other charges	3,269	2,700	--
Depreciation and amortization-- restaurants	35,857	30,793	26,508
Pre-opening expense	7,191	6,865	5,782
General and administrative expenses	52,112	45,244	40,515

Total costs and expenses	857,349	739,729	616,877

Operating income	79,227	72,834	63,955
Interest expense, net	1,920	1,328	1,015
Minority interest	215	300	300

Earnings before income taxes	77,092	71,206	62,640
Income tax expense	25,010	23,676	20,363

Net earnings	$ 52,082	$ 47,530	$ 42,277

Basic earnings per common share	$ 1.54	$ 1.41	$ 1.27

Diluted earnings per common share	$ 1.50	$ 1.34	$ 1.21

Weighted average common shares outstanding (basic)	33,764	33,811	33,162

Weighted average common shares outstanding (diluted)	34,817	35,374	34,843

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 25, 2005, DECEMBER 26, 2004 AND DECEMBER 28, 2003
(in thousands)

	COMMON SHARES	STOCK DOLLARS	RESTRICTED STOCK	RETAINED EARNINGS	OTHER TREASURY STOCK	ACCUMULATED TOTAL COMPREHENSIVE INCOME (LOSS)	SHAREHOLDERS' EQUITY
BALANCE, DECEMBER 29, 2002	33,099	$191,174	$(1,124)	$112,446	$(2,364)	$--	$300,132
Net earnings and total comprehensive income	--	--	--	42,277	--	--	42,277
Purchase of common stock for treasury	--	--	--	--	(2,625)	--	(2,625)
Issuance of shares pursuant to restricted stock awards	47	969	(969)	--	--	--	--
Amortization of restricted stock	--	--	790	--	--	--	790
Forfeiture of restricted stock	(11)	(263)	--	--	--	--	(263)
Issuance of shares pursuant to exercise of stock options	907	7,120	--	--	--	--	7,120
Tax benefit of stock options exercised	--	4,624	--	--	--	--	4,624

BALANCE, DECEMBER 28, 2003	34,042	203,624	(1,303)	154,723	(4,989)	--	352,055
Net earnings and total comprehensive income	--	--	--	47,530	--	--	47,530
Purchase of common stock for treasury	--	--	--	--	(8,188)	--	(8,188)
Issuance of shares pursuant to restricted stock awards	61	1,565	(1,565)	--	--	--	--
Forfeiture of restricted stock	(9)	(139)	--	--	--	--	(139)
Amortization of restricted stock	--	--	1,280	--	--	--	1,280
Issuance of shares pursuant to exercise of stock options	708	7,706	--	--	--	--	7,706
Tax benefit of stock options exercised	--	4,390	--	--	--	--	4,390

BALANCE, DECEMBER 26, 2004	34,802	217,146	(1,588)	202,253	(13,177)	--	404,634
Net earnings and total comprehensive income	--	--	--	52,082	--	--	52,082
Purchase of common stock for treasury	--	--	--	--	(39,298)	--	(39,298)
Issuance of shares pursuant to restricted stock awards	55	1,656	(1,656)	--	--	--	--
Forfeiture of restricted stock	(19)	(332)	174	--	--	--	(158)
Amortization of restricted stock	--	--	1,600	--	--	--	1,600
Issuance of shares pursuant to exercise of stock options	598	7,188	--	--	--	--	7,188
Tax benefit of stock options exercised	--	4,297	--	--	--	--	4,297

BALANCE, DECEMBER 25, 2005	35,436	$229,955	$(1,470)	$254,335	$(52,475)	$--	$430,345

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 25, 2005, DECEMBER 26, 2004 AND DECEMBER 28, 2003
(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net earnings	$52,082	$47,530	$42,277
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	39,310	33,362	27,992
Provision for asset impairments, restaurant closings and other charges	3,269	2,700	--
Minority interest	215	300	300
Deferred tax expense	(7,881)	5,127	3,911
Sale (purchase) of short-term investments, net	28,692	(10,859)	(6,301)
Changes in assets and liabilities:
Accounts receivable	(6,595)	(482)	(2,154)
Inventories	(2,864)	(2,744)	(1,454)
Prepaid expenses	275	(1,859)	(1,562)
Other assets	(1,513)	(3,087)	(1,390)
Refundable income taxes	8,776	3,225	6,586
Accounts payable	(6,669)	6,044	229
Accrued expenses	18,362	9,514	10,782

Net cash provided by operating activities	125,459	88,771	79,216

Cash flows from investing activities:
Purchase of property and equipment	(104,207)	(97,246)	(77,710)

Net cash used in investing activities	(104,207)	(97,246)	(77,710)

Cash flows from financing activities:	--	--	--
Payments for debt issuance costs	(370)	--	--
Principal payments on capital leases	(195)	(128)	(79)
Distributions to minority partners	(331)	(362)	(340)
Increase in bank overdraft included
in accounts payable and accrued expenses	4,375	8,486	1,194
Purchase of common stock for treasury	(39,298)	(8,188)	(2,625)
Proceeds from exercise of stock options	7,188	7,706	7,120

Net cash provided by (used in) financing activities	(28,631)	7,514	5,270

Net increase (decrease) in cash and cash equivalents	(7,379)	(961)	6,776
Cash and cash equivalents at beginning of year	19,547	20,508	13,732

Cash and cash equivalents at end of year	$12,168	$19,547	$20,508

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$23,779	$15,085	$9,737

Cash paid for interest net of amounts capitalized	$2,594	$1,589	$1,078

Supplemental disclosure of non-cash financing and investing activities:
Assets acquired under capital lease	$2,112	$9,885	$5,181

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 2005, DECEMBER 26, 2004 AND DECEMBER 28, 2003

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS

RARE Hospitality International, Inc., including its wholly owned subsidiaries (the “Company”), is a multi-concept restaurant company, which, as of December 25, 2005, operated the following restaurants in 32 states (located primarily in the Eastern half of the United States) and the District of Columbia:

CONCEPT	NUMBER IN OPERATION
LongHorn Steakhouse	237
Bugaboo Creek Steak House	30
The Capital Grille	23
Other specialty concepts	2

Total restaurants	292

The Company is a 50 percent partner in joint ventures that operate three LongHorn Steakhouse restaurants, which are managed by the Company and included in the restaurant counts above. Due to the rights and duties assigned by the attendant joint venture and management agreements, the Company is deemed to have control over these joint ventures.

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

CASH EQUIVALENTS

The Company considers all highly liquid investments which have original maturities of three months or less to be cash equivalents. Cash equivalents are comprised of high-grade overnight repurchase agreements and totaled approximately $5.9 million at December 25, 2005, $14.4 million at December 26, 2004 and $16.0 million at December 28, 2003. The carrying amount of these instruments approximates their fair market values. All overdraft balances have been reclassified as current liabilities.

SHORT TERM INVESTMENTS

Short term investments consist of federal, state and municipal bonds, and commercial paper. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Pursuant to the provisions of SFAS 115, the Company has classified its investment portfolio as “trading.” Trading securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net earnings.

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

RENT EXPENSE

The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty to the Company. Rent expense incurred during the construction period is capitalized to property and equipment. The lease term commences on the date when the Company becomes legally obligated for the rent payments. Percentage rent expense is generally based upon sales levels and is accrued at the point in time the Company determines that it is probable that such sale levels will be achieved. The Company records leasehold improvements funded by landlords under operating leases as leasehold improvements and deferred rent. As described later in this Note, under the section entitled “RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED,” the Company’s accounting for rent incurred during the construction period will change effective at the beginning of fiscal 2006.

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

REVENUE RECOGNITION

Revenue from restaurant sales is recognized when food and beverage products are sold and receipts from all sales are classified as operating cash flows. Accounts receivable is primarily comprised of amounts due from the Company’s credit card processor. The Company records a liability for gift certificates and gift cards at the time they are issued. Upon redemption, sales are recorded and the liability is reduced by the amount of certificates or card values redeemed. The Company began selling electronic gift cards in August of 2003. Unused gift cards will be recognized as revenue, in proportion to actual gift card redemptions, once the Company has sufficient data to make a reasonable determination of forfeiture levels. Revenues from the sales of franchises are recognized as income when substantially all of the Company’s material obligations under the franchise agreement have been performed. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned.

COST OF RESTAURANT SALES

Cost of restaurant sales include food and beverage costs, warehousing, and related purchasing and distribution costs. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned. These allowances are recognized as earned in accordance with the underlying agreement with the vendor and completion of the earning process. Vendor agreements are generally for a period of one year or less, and payments received are recorded as a current liability until earned.

GOODWILL

The Company accounts for goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” which provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The fair value of each reporting unit is compared to its carrying value to determine whether there is an indication that impairment may exist. If an impairment of goodwill is determined to exist, it is measured as the excess of its carrying value over its fair value. Upon performing the annual tests for impairment of the carrying value of the Company’s goodwill, it has been concluded that there was no indication of impairment to goodwill. Accordingly, no impairment losses have been recorded.

As of the date of adoption of SFAS 142, the Company had unamortized goodwill in the amount of approximately $19.2 million, all of which is related to the acquisition of LongHorn Steakhouse franchise and joint venture rights. In accordance with SFAS 142, no goodwill amortization expense was recorded in the Company’s financial statements for fiscal 2005, 2004 or 2003.

OTHER ASSETS

Other assets consist of the investments of the Company’s Supplemental Deferred Compensation Plan, debt issuance costs, trademarks, deposits, and purchased liquor licenses. The Company applies the provisions of SFAS 142 to purchased liquor licenses and trademarks. The 2005 provision for asset impairments includes a $47,000 charge to reflect the diminution in value of a purchased liquor license for a LongHorn Steakhouse restaurant location. Impairment of this liquor license was measured by the amount by which the carrying amount exceeded its fair market value. There has been no other impairment of purchased liquor licenses or trademarks since the adoption of SFAS 142 in 2002. Purchased liquor licenses amounted to approximately $5.3 and $4.2 million at December 25, 2005 and December 26, 2004, respectively. Purchased trademarks aggregated approximately $0.4 million at December 25, 2005. Debt issuance costs are amortized on a straight-line basis over the expected term of the debt facility.

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

See Note 2 for further discussion of the Company’s provision for asset impairments, restaurant closings and other charges.

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

Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by SFAS 123. The fair value of the options granted during 2005, 2004 and 2003 is estimated at approximately $3.5 million, $6.1 million and $5.8 million, respectively, on the date of grant, using the Black-Scholes option pricing model, recognizing compensation cost on a straight-line basis, using the following assumptions:

	2005	2004	2003
Dividend yield	0%	0%	0%
Volatility	28.0%	34.2%	44.0%
Risk-free interest rate	4.375%	3.625%	3.25%
Average expected life	4 yrs	4 yrs	5 yrs

In accordance with the provisions of APB 25, the Company did not recognize any compensation expense from the issuance of employee stock options. The following table represents the effect on net earnings and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123 (in thousands except per share amounts):

	2005	2004	2003
Net earnings, as reported	$52,082	$47,530	$42,277
Add: stock-based employee compensation
expense included in reported net earnings,
net of related tax effects	989	795	490
Deduct: stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(5,229)	(4,784)	(4,343)

Pro forma net earnings	$47,843	$43,541	$38,424

Basic earnings per common share:
Net earnings, as reported	$1.54	$1.41	$1.27

Net earnings, pro forma	$1.42	$1.29	$1.16

Diluted earnings per common share:
Diluted earnings, as reported	$1.50	$1.34	$1.21

Diluted earnings, pro forma	$1.38	$1.24	$1.12

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment,” (“SFAS 123R”), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for the Company’s first quarter of fiscal 2006. The Company will adopt the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for unvested awards as of the effective date of SFAS 123R over the remaining service period.

The pro forma disclosures provided are not likely to be representative of the effects on reported net income for future years due to future grants. The estimated impact of adopting SFAS 123R for fiscal 2006 will be $6.5 to $7.5 million ($5.0 to $5.7 million, net of tax or $0.14 to $0.16 per diluted share). This estimate includes costs related to unvested stock options and restricted stock grants associated with new compensation programs.

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

ADVERTISING EXPENSES

The costs of programming, advertising and other promotions are expensed in the periods in which the costs are incurred. Production costs are charged to expense in the period the advertising is first aired. Total advertising expense included in operating expenses -- restaurants was approximately $30.4 million, $26.1 million and $21.2 million for the years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively.

SELF-INSURANCE ACCRUALS

The Company self-insures a significant portion of expected losses under its workers’ compensation, employee medical and general liability programs. Accrued liabilities have been recorded based on estimates of the ultimate costs to settle incurred claims, both reported and unreported.

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

The following table presents a reconciliation of weighted average shares and earnings per share amounts (amounts in thousands, except per share data):

	2005	2004	2003
Weighted average number of common shares used in basic calculation	33,764	33,811	33,162
Dilutive effect of restricted stock awards	58	88	179

Dilutive effect of net shares issuable pursuant to stock option plans	995	1,475	1,502

Weighted average number of common shares used in diluted calculation	34,817	35,374	34,843

Net earnings	$52,082	$47,530	$42,277

Basic earnings per common share	$1.54	$1.41	$1.27

Diluted earnings per common share	$1.50	$1.34	$1.21

Options to purchase 389,083 shares of common stock at December 25, 2005, were excluded from the computation of diluted earnings per common share because the related exercise prices were greater than the average market price for 2005 and would have been antidilutive.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company attempts to mitigate substantially all its commodity price risk associated with the purchase of beef, its primary commodity. The Company uses fixed-price purchase agreements to purchase and take physical delivery of protein products and commodities to be used in the conduct of its business. These purchase agreements provide for the delivery of either agreed upon quantities or a prescribed portion of the Company’s requirements. These contracts qualify under the normal purchase and normal sales exception of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities, (“FAS 133”). Accordingly, purchases made under these fixed-price purchase agreements are placed in inventory at the contracted price. Any purchase contracts that do not comply with the purchase and sale exception would be measured at fair value in accordance with the mark-to-market provisions of FAS 133.

The Company, from time to time, has used interest rate swap agreements in the management of interest rate risk. These interest rate swap agreements were classified as a hedge of a cash flow exposure under SFAS No. 133, and accordingly, the effective portion of the initial fair value and subsequent changes in the fair value of those agreements are reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted cash flows affect earnings. At December 25, 2005 and December 26, 2004, the Company had no interest rate swap agreements.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

During 2005, 2004 and 2003, net earnings were the same as comprehensive income.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

On October 6, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 is effective for the Company’s fiscal 2006 and requires the Company to expense rental costs incurred during the construction period associated with ground or building operating leases. The Company has previously capitalized these costs. Retrospective application, which permits entities to restate financial statements of previous periods is permitted but not required. Beginning in fiscal 2006, the Company intends to adopt the provisions of FSP 13-1 using retrospective application. This will result in the revision of previously issued financial statements as if the provisions of FSP 13-1 had always been used. Management currently estimates that the adoption of FSP will result in a decrease of approximately $0.03 per diluted share for fiscal 2006 and approximately $0.02 per diluted share for fiscal 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of awards of equity instruments granted in exchange for employee services received, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R was the first interim period beginning after June 15, 2005; however, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R was postponed until the first annual period beginning after June 15, 2005.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company intends to adopt the provisions of SFAS 123R using modified prospective application.

The Company currently utilizes the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use this model, the standard also permits the use of a “lattice” model. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under the current standard. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

As described earlier in this Note, under the section entitled “STOCK-BASED COMPENSATION,” compensation cost for stock options for which the requisite future service has not yet taken place is disclosed as a proforma expense by applying the provisions of SFAS 123. The proforma application of SFAS 123 had a dilutive effect of approximately $0.12 per diluted share for 2005. Compensation cost for stock options vesting beginning in fiscal 2006, and all restricted stock, will be expensed in accordance with the provisions of SFAS 123R, which will be effective for the Company at the beginning of fiscal 2006. The Company estimates that stock-based compensation expense for fiscal 2006 will be approximately $6.5 to $7.5 million ($5.0 to $5.7 million after tax or $0.14 to $0.16 per diluted share). This estimate includes costs related to unvested stock options and restricted stock grants associated with new compensation programs.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB No. 143” (“FIN 47”). Asset retirement obligations are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. The Company adopted the provisions of FIN 47 during the fourth quarter of 2005. The impact of adoption was not material.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform with the 2005 presentation. These reclassifications had no impact on net income or total shareholders’ equity.

(2)    PROVISION FOR ASSET IMPAIRMENTS, RESTAURANT CLOSINGS, AND OTHER CHARGES

The provision for asset impairments, restaurant closings, and other charges of approximately $3.3 million in the fourth quarter of 2005 consisted primarily of the write down of asset values for three LongHorn Steakhouse restaurants and two Bugaboo Creek Steak House restaurants. The impairment for each LongHorn Steakhouse restaurant relates to management’s decision to not exercise future lease options for these restaurants as the current lease term expires. The impairment for the two Bugaboo Creek Steak House restaurants relates to forecasts by management that indicate that the investment for those two restaurants would not be fully recovered by anticipated cash flows. The impairment charge represents the sum of the differences between the estimated fair value, using discounted estimated future cash flows and the carrying value of each of these restaurants.

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

(3)    PROPERTY AND EQUIPMENT

Major classes of property and equipment at December 25, 2005 and December 26, 2004 are summarized as follows (in thousands):

	2005	2004
Land and improvements	$75,660	$65,044
Buildings	79,760	68,153
Leasehold improvements	307,314	257,650
Assets under capital lease	39,801	35,995
Restaurant equipment	117,362	105,638
Furniture and fixtures	51,241	45,996
Construction in progress	32,331	31,308

	703,469	609,784
Less accumulated depreciation and amortization	199,707	171,305

	$503,762	$438,479

Depreciation and amortization – restaurants on the consolidated statement of operations excludes depreciation of assets in the Company’s corporate offices and training facility. Total depreciation and amortization of property and equipment during 2005, 2004 and 2003 was $37,759,000, $32,197,000 and $27,421,000, respectively.

The Company has, in the normal course of business, entered into agreements with vendors for the purchase of restaurant equipment, furniture, fixtures, buildings, and improvements for restaurants that have not yet opened. At December 25, 2005, such commitments totaled approximately $36.6 million.

(4)    ACCRUED EXPENSES

Accrued expenses consist of the following at December 25, 2005 and December 26, 2004 (in thousands):

	2005	2004
Accrued self insurance reserves	$7,735	$4,807
Accrued provision for restaurant closings
and other charges	281	330
Accrued rent	20,634	15,673
Accrued compensation	15,255	13,008
Other taxes accrued	8,569	7,017
Unearned revenue - gift cards and
gift certificates	33,036	25,925
Other	3,661	3,177

	$89,171	$69,937

(5)    DEBT

The Company has a variable interest rate revolving credit facility (the “Revolving Credit Facility”), which permits the Company to borrow up to $100.0 million through the termination date in July 2010. The Revolving Credit Facility is the result of amendments to and a restatement of the Company’s previous $100.0 million credit facility. The Revolving Credit Facility bears interest at the Company’s option of LIBOR plus a margin of 0.5% to 1.25% (the “applicable margin”) depending on the Company’s leverage ratio or the administrative agent’s prime rate of interest, and requires payment of a commitment fee on any unused portion at a rate of 0.1% to 0.2% per year (depending on the Company’s leverage ratio). At December 25, 2005 and December 26, 2004, the applicable margin was 0.5%. On December 25, 2005 and December 26, 2004, there were no amounts outstanding under the Company’s revolving credit facility. The commitment fee on the unused portion of the Revolving Credit Facility on December 25, 2005 and on December 26, 2004 was 0.1% and 0.3% per year, respectively. Amounts available under the Company’s revolving credit facility totaled $100.0 million on both December 25, 2005 and December 26, 2004.

The Revolving Credit Facility restricts payment of dividends, without prior approval of the lender, and contains certain financial covenants, including debt to capitalization, leverage and interest coverage ratios, as well as minimum net worth and maximum capital expenditure covenants. The Revolving Credit Facility is secured by the common stock of entities that own substantially all of the Bugaboo Creek Steak House and The Capital Grille restaurants. At December 25, 2005, the Company was in compliance with the provisions of the Revolving Credit Facility. The average interest rate paid on borrowings under the Company’s Revolving Credit Facility during 2005 was 6.2%. There were no borrowings under the Revolving Credit Facility during 2004 or 2003.

Interest expense, net consists of the following (in thousands):

	2005	2004	2003
Imputed interest on capital leases	$3,187	$2,526	$1,884
Interest expense	590	486	493
Capitalized interest	(998)	(1,312)	(1,067)
Interest income	(859)	(372)	(295)

Interest expense, net	$1,920	$1,328	$1,015

(6)    INCOME TAXES

Income tax expense (benefit) consists of (in thousands):

	CURRENT	DEFERRED	TOTAL
Year ended December 25, 2005:
U.S. Federal	$28,960	$(6,939)	$22,021
State and local	3,931	(942)	2,989

	$32,891	$(7,881)	$25,010

Year ended December 26, 2004:
U.S. Federal	$16,436	$4,543	$20,979
State and local	2,113	584	2,697

	$18,549	$5,127	$23,676

Year ended December 28, 2003:
U.S. Federal	$14,764	$3,510	$18,274
State and local	1,688	401	2,089

	$16,452	$3,911	$20,363

The differences between the statutory Federal income tax rate and the effective income tax rate reflected in the consolidated statements of operations are as follows:

	2005	2004	2003
Federal statutory income tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	3.09	2.90	2.60
Meals and entertainment	0.07	0.10	0.10
FICA tip credit	(5.78)	(4.90)	(4.70)
Other	0.06	0.15	(0.50)

Effective tax rates	32.44%	33.25%	32.50%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 25, 2005 and December 26, 2004 are presented below (in thousands):

	2005	2004
Deferred tax assets (liabilities):
Provisions for restaurant closings, and other charges	$3,544	$2,289
Accrued rent	5,367	4,136
Accrued insurance	432	293
Accrued workers’ compensation	1,198	833
Property and equipment	(11,282)	(13,555)
Deferred compensation plan	3,460	2,586
Restricted stock	1,420	1,498
Smallwares	(3,348)	(2,909)
Other	1,398	(863)

Net deferred tax asset (liability)	$2,189	$(5,692)

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

(7)    EMPLOYEE BENEFIT PLANS

The Company provides employees who meet minimum service requirements with retirement benefits under a 401(k) plan (the “RARE Plan”). Under the RARE Plan, eligible employees may make contributions of between 1% and 20% of their annual compensation to one or more investment funds. Effective for 2001, officers and highly compensated employees do not participate in this plan. The Company makes quarterly matching contributions in an amount equal to 50% of the first 5% of employee compensation contributed, resulting in a maximum annual Company contribution of 2.5% of employee compensation. The Company’s expense under the RARE Plan was $772,000, $613,000 and $592,000 for 2005, 2004 and 2003, respectively.

Effective January 1, 2000, the Company implemented the Supplemental Deferred Compensation Plan (the “Supplemental Plan”), a nonqualified plan which allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The maximum aggregate amount deferred under the Supplemental Plan and the RARE Plan cannot exceed the lesser of 20% of annual compensation or $50,000. The Company makes quarterly matching contributions in an amount equal to 50% of the first 5% of employee compensation contributed, with a maximum annual Company contribution of the lesser of 2.5% of employee compensation or $5,000 per year. The Company’s expense under the Supplemental Plan was $533,000, $467,000 and $414,000 for 2005, 2004 and 2003, respectively. Company contributions to both the RARE Plan and the Supplemental Plan vest at the rate of 20% each year beginning after the employee’s first year of service and were made in the form of cash in 2005, 2004 and 2003.

The Company entered into a rabbi trust agreement to protect the assets of the Supplemental Plan. Participant’s accounts are comprised of their contribution, the Company’s matching contribution and each participant’s share of earnings or losses in the plan. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested,” the accounts of the rabbi trust are reported in the Company’s consolidated financial statements. The Company’s consolidated balance sheet includes the investments in other non-current assets and the offsetting obligation is included in other non-current liabilities. Such amounts at December 25, 2005 and December 26, 2004 totaled $9,084,000 and $6,820,000, respectively. The deferred compensation plan investments are considered trading securities and are reported at fair value with the realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recorded in operating income.

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

Future minimum lease payments under capital lease obligations and noncancelable operating leases at December 25, 2005 are as follows (in thousands):

YEARS ENDING AT OR ABOUT DECEMBER 31:	CAPITAL	OPERATING
2006	$3,897	$22,648
2007	4,054	22,076
2008	4,137	20,243
2009	4,243	18,591
2010	4,388	15,872
Thereafter	73,692	42,930

Total minimum lease payments	94,411	$142,360

Less imputed interest (at 9%)	55,151

Present value of minimum lease payments	39,260
Less current maturities	269

Obligations under capital leases, net of current maturities	$38,991

Rental expense consisted of the following amounts (in thousands):

	2005	2004	2003
Minimum lease payments	$23,003	$19,914	$17,746
Contingent rentals	3,616	2,816	2,219

Total rental expense	$26,619	$22,730	$19,965

(9)    SHAREHOLDERS’ EQUITY

In September 2001, the Company’s Board of Directors authorized the Company to use up to $15.0 million to purchase shares of its common stock through open market transactions, block purchases or in privately negotiated transactions through September 2002. In July 2002, the Company’s Board of Directors extended this share repurchase program through April 2003. During the first quarter of 2003, the Company purchased 150,000 shares of its common stock for a total purchase price of approximately $2.6 million (average price of $17.50 per share). On July 23, 2003, the Company’s Board of Directors authorized the Company to purchase up to an additional $25.0 million of its common stock from time-to-time through May 2005. During the second quarter of 2004, the Company purchased 300,000 shares of its common stock for a total purchase price of approximately $8.2 million (average price of $27.29 per share).

The Company’s Board of Directors has authorized the purchase of shares of the Company’s common stock from time to time through open market transactions, block purchases or in privately negotiated transactions. On April 20, 2005, the Board of Directors authorized the Company to use up to $29.0 million to purchase shares of its common stock and on July 22, 2005, the Board of Directors authorized the repurchase of up to an additional $30.0 million of the Company’s common stock. During the second quarter of 2005, the Company repurchased 690,000 shares of its common stock at an average price of $28.88 for an aggregate cost of approximately $19.9 million. During the third quarter of 2005, the Company repurchased 669,000 shares of its common stock at an average price of $28.95 for an aggregate cost of approximately $19.4 million. The Company did not repurchase any of its common stock during the fourth quarter of 2005. As of December 25, 2005, approximately $19.7 million remained available under the Company’s aggregate $59.0 million share repurchase authorization.

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

As of December 25, 2005, there were no shares of Series A Stock issued and outstanding and all of such shares are issuable in accordance with the Company’s Shareholders Rights Plan.

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

Shares of Company common stock are issued as deferred compensation under the Company’s Managing Partner Program. Total shares issued under this program were approximately 55,000, 61,000 and 47,000 for 2005, 2004 and 2003, respectively. Total compensation expense recognized in association with these awards was approximately $1,600,000, $1,280,000 and $790,000 for 2005, 2004 and 2003, respectively.

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

As of December 25, 2005 and December 26, 2004, options to purchase 2,238,110 and 1,958,755 shares of common stock, respectively, were exercisable at weighted average exercise prices of $14.94 and $12.39 per share, respectively. Option activity under the Company’s stock option plans is as follows:

	SHARES	WEIGHTED AVERAGE PRICE $
Outstanding at December 29, 2002	3,939,177	10.57

Granted in 2003	732,003	20.01
Exercised in 2003	(907,252)	7.85
Canceled in 2003	(31,753)	16.17

Outstanding at December 28, 2003	3,732,175	12.99

Granted in 2004	701,066	27.20
Exercised in 2004	(709,152)	10.87
Canceled in 2004	(153,748)	17.58

Outstanding at December 26, 2004	3,570,341	16.07

Granted in 2005	394,408	30.63
Exercised in 2005	(598,043)	12.07
Canceled in 2005	(153,327)	22.14

Outstanding at December 25, 2005	3,213,379	18.35

The following table summarizes information concerning options outstanding and exercisable as of December 25, 2005:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING LIFE	WEIGHTED AVERAGE EXERCISE PRICE ($)	NUMBER EXERCISABLE	WEIGHTED AVERAGE PRICE ($)
$0.01 to $5.00	47,500	2.10	4.33	47,500	4.33
$5.01 to $10.00	772,145	3.60	8.16	772,145	8.16
$10.01 to $15.0	527,699	5.00	14.62	445,195	14.58
$15.01 to $20.0	654,135	6.50	17.51	561,960	17.33
$20.01 to $25.0	222,015	7.80	22.36	142,449	22.33
$25.01 to $30.0	686,802	8.60	27.37	208,781	27.02
$30.01 or great	303,083	9.10	31.45	60,080	31.34

(11)    COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

The Company has entered into purchasing agreements with certain meat suppliers requiring the Company to purchase contracted quantities of meat at established prices through their expiration on varying dates in 2006 and 2007. The contracted quantities are based on usage projections management believes to be estimates of actual requirements during the contract terms. The Company does not anticipate any material adverse effect on its financial condition or results of operations from these contracts.

OTHER

Under the Company’s insurance programs, coverage is obtained for significant exposures as well as those risks required to be insured by law or contract. It is the Company’s preference to self-insure a significant portion of certain expected losses related primarily to workers’ compensation, employee medical, employment practices and general liability insurance costs. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims incurred.

The Company has deposits totaling $5.9 million at December 25, 2005 that are being maintained as security under the Company’s workers’ compensation policies.

The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(12)    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 25, 2005 and December 26, 2004 (in thousands, except per share data):

2005:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$229,970	$234,264	$225,396	$246,946	$936,576
Operating income	23,549	21,135	15,127	19,416	79,227
Earnings before income taxes	23,166	20,681	14,585	18,660	77,092
Net earnings	15,464	13,805	9,737	13,076	52,082
Net earnings per share*:
Basic	0.45	0.41	0.29	0.39	1.54
Diluted	0.44	0.39	0.28	0.38	1.50
2004:
Revenues	$201,117	$204,064	$194,568	$212,814	$812,563
Operating income	22,437	20,186	13,202	17,009	72,834
Earnings before income taxes	22,212	19,887	12,706	16,401	71,206
Net earnings	14,827	13,277	8,481	10,945	47,530
Net earnings per share*:
Basic	0.44	0.39	0.25	0.32	1.41
Diluted	0.42	0.37	0.24	0.31	1.34

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated herein by reference from the sections of the Registrant’s definitive Proxy Statement to be delivered to shareholders of the Registrant in connection with the annual meeting of shareholders to be held May 9, 2006 (the “Proxy Statement”) entitled “Certain Information Concerning Nominees and Directors,” and “Meetings of the Board of Directors and Committees,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated herein by reference from the section of the Proxy Statement entitled “Beneficial Owners of More Than Five Percent of the Company’s Common Stock; Shares Held by Directors and Executive Officers.” Information required by this item is incorporated herein by reference from Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters - Equity Compensation Plan Information” in this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item, if any, is incorporated herein by reference from the section of the Proxy Statement entitled “Certain Transactions.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference from the section of the Proxy Statement entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  LISTING OF FINANCIAL STATEMENTS

The following financial statements of the Registrant are set forth herein in Part II, Item 8:

    Consolidated Balance Sheets as of December 25, 2005 and December 26, 2004

    Consolidated Statements of Operations - For Each of the Years in the Three-Year Period Ended December 25, 2005

    Consolidated Statements of Shareholders’ Equity and Comprehensive Income - For Each of the Years in the Three-Year Period Ended December 25, 2005

    Consolidated Statements of Cash Flows - For Each of the Years in the Three-Year Period Ended December 25, 2005

    Notes to Consolidated Financial Statements

    Reports of Independent Registered Public Accounting Firm

(a)(2)  LISTING OF FINANCIAL STATEMENT SCHEDULES

    Not applicable.

(a)(3)  LISTING OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

3(1)	--	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference from Exhibit 3.1 of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002).

3(2)	--	Bylaws of the Registrant, as amended (incorporated herein by reference from Exhibit 3(1) of the Registrant’s quarterly report on

Form 10-Q for the quarter ended June 26, 2005).

4(1)	--	See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation and

Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.

4(2)	--	Specimen Stock Certificate for the Common Stock of the Registrant (incorporated herein by reference from Exhibit 4(b) of the

Registrant’s annual report on Form 10-K for the year ended December 27, 1998, File No. 0-19924).

4(3)	--	Shareholder Protection Rights Agreement, dated as of November 4, 1997, between RARE Hospitality International, Inc. and

SunTrust Bank, Atlanta, as Rights Agent (which includes as Exhibit B thereto the Form of Right Certificate) (incorporated herein by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated November 4, 1997, File No. 0-19924).

10(1)	--	Third Amended and Restated Credit Agreement dated July 22, 2005, by and among the Registrant and Wachovia Bank, National

Association as Administrative Agent and Bank of America, N.A. as Syndication Agent and SunTrust Bank as Documentation

Agent (incorporated herein by reference from Exhibit 99(1) of the Registrant’s current report on Form 8-K dated July 22, 2005).

10(2)	--	LongHorn Steaks, Inc. Amended and Restated 1992 Incentive Plan, as amended (incorporated herein by reference from Exhibit

10(b) of the Registrant’s annual report on Form 10-K for the fiscal year ended December 29, 2002).

10(3)	--	RARE Hospitality International, Inc. 1996 Stock Plan for Outside Directors, as amended (incorporated herein by reference from

Exhibit 10(c) of the Registrant’s annual report on Form 10-K for the fiscal year ended December 29, 2002).

10(4)	--	RARE Hospitality International, Inc. Amended and Restated Executive Officer Performance Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006).

10(5)	--	RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan (incorporated herein by reference from Exhibit 10(i) of the

Registrant’s annual report on Form 10-K for the fiscal year ended December 28, 1997, File No. 0-19924).

10(6)	--	Amendment No. 1 to RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan (incorporated herein by reference from Exhibit 10(j) of the Registrant’s annual report on Form 10-K for the fiscal year ended December 28, 1997, File No. 019924).

10(7)	--

Amendment No. 2 to RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan (incorporated herein by referencefrom Exhibit 10(i) of the Registrant’s annual report on Form 10-K for the year ended December 27, 1998).

10(8)	--	Form of stock option agreement under which options were granted to non-executive officer employees on the same terms as the

RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan, but not under that plan (incorporated herein by reference from Exhibit 10(h) of the Registrant’s annual report on Form 10-K for the year ended December 28, 2003).

10(9)	--	RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan (incorporated herein by reference from Appendix A of the Registrant’s Definitive Proxy Statement as filed with the Commission on April 11, 2003).

10(10)	--	Stock Plan for Non-Employee Directors (subplan of the RARE Hospitality International, Inc. Amended and Restated 2002 Long

Term Incentive Plan) incorporated herein by reference from Exhibit 99.5 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.

10(11)	--	Employment Agreement dated April 28, 2003 between the Registrant and Philip J. Hickey, Jr. (incorporated herein by reference from Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003).

10(12)	--	First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and Philip J. Hickey, Jr.

(incorporated herein by reference from Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004).

10(13)	--	Second Amendment of Employment Agreement, dated October 27, 2005 between the Registrant and Philip J. Hickey, Jr.

(incorporated herein by reference from Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 25, 2005).

10(14)	--	Employment Agreement dated April 28, 2003 between the Registrant and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003).

10(15)	--	First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September

26, 2004).

10(16)	--	Second Amendment of Employment Agreement, dated October 27, 2005 between the Registrant and Eugene I. Lee, Jr.

(incorporated herein by reference from Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 25, 2005).

10(17)	--	Employment Agreement dated April 28, 2003 between the Registrant and W. Douglas Benn (incorporated herein by reference from Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003).

10(18)	--	First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and W. Douglas Benn

(incorporated herein by reference from Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004).

10(19)	--	Second Amendment of Employment Agreement, dated October 27, 2005 between the Registrant and W. Douglas Benn

(incorporated herein by reference from Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 25, 2005).

10(20)	--	Employment Agreement dated April 28, 2003 between the Registrant and Joia M. Johnson (incorporated herein by reference from Exhibit 10.4 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003).

10(21)	--	First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and Joia M. Johnson (incorporated herein by reference from Exhibit 10.4 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September

26, 2004).

10(22)	--	Second Amendment of Employment Agreement, dated October 27, 2005 between the Registrant and Joia M. Johnson

(incorporated herein by reference from Exhibit 10.4 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 25, 2005).

10(23)	--	Employment Agreement dated April 28, 2003 between the Registrant and Thomas W. Gathers (incorporated herein by reference from Exhibit 10.5 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003).

10(24)	--	First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and Thomas W. Gathers

(incorporated herein by reference from Exhibit 10.5 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004).

10(25)	--	Second Amendment of Employment Agreement, dated October 27, 2005 between the Registrant and Thomas W. Gathers

(incorporated herein by reference from Exhibit 10.5 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 25, 2005).

10(26)	--	Employment Agreement dated October 27, 2004 between the Registrant and David C. George (incorporated herein by reference from Exhibit 10.6 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004).

10(27)	--	Employment Agreement dated October 27, 2004 between the Registrant and M. John Martin (incorporated herein by reference from Exhibit 10.7 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004).

10(28)	--	Employment Agreement dated October 27, 2004 between the Registrant and Kristin R. Nyhof (incorporated herein by reference from Exhibit 10.8 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004).

10(29)	--

Employment Agreement dated December 23, 2003 between the Registrant and Benjamin A. Waites (incorporated herein by reference from Exhibit 10.1 of the Registrant’s current report on Form 8-K dated February 9, 2005).

21(1)	--	Subsidiaries of the Company.
23(1)	--	Consent of KPMG LLP.
31(1)	--	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31(2)	--	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32(1)	--	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002. (1).

32(2)	--	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002. (1).

(1)    These exhibits are deemed to accompany this report and are not “filed” as part of the report.

(b)  EXHIBITS

The exhibits to this Report are listed under Item 15(a)(3) above.

(c)  FINANCIAL STATEMENT SCHEDULES

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE Hospitality International, Inc.

By    /s/ Philip J. Hickey, Jr.

Philip J. Hickey, Jr.
Chairman of the Board and Chief Executive Officer

Date: March 6, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Philip J. Hickey, Jr.	March 6, 2006
Philip J. Hickey, Jr.

Chairman of the Board and

Chief Executive Officer

(Principal Executive Officer)

By	/s/ W. Douglas Benn	March 6, 2006
W. Douglas Benn

Executive Vice President, Finance and

Chief Financial Officer

(Principal Financial Officer)

By	/s/ Benjamin A. Waites	March 6, 2006

Benjamin A. Waites

Vice President, Controller and

Chief Accounting Officer

(Principal Accounting Officer)

By	/s/ Roger L. Boeve	March 6, 2006
Roger L. Boeve
Director

By	/s/Carolyn H. Byrd	March 6, 2006
Carolyn H. Byrd
Director

By	/s/Don L. Chapman	March 6, 2006
Don L. Chapman
Director

By	/s/James D. Dixon	March 6, 2006
James D. Dixon
Director

By	/s/Dick R. Holbrook	March 6, 2006
Dick R. Holbrook
Director

By	/s/Lewis H. Jordan	March 6, 2006
Lewis H. Jordan
Director

By	/s/Eugene I. Lee, Jr.	March 6, 2006
Eugene I. Lee, Jr.
President, Chief Operating Officer
and Director

By	/s/Ronald W. San Martin	March 6, 2006
Ronald W. San Martin
Director