Form 10-Q
period 2006-04-02
RARE HOSPITALITY INTERNATIONAL INC
filed 2006-05-12
CIK 883976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended April 2, 2006

Commission file number 0-19924

RARE Hospitality International, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-1498312
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

8215 Roswell Rd; Bldg. 600; Atlanta, GA	30350
(Address of principal executive offices)	(Zip Code)

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

As of May 10, 2006, there were 33,897,361 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

Index

Part I - Financial Information	Page

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets as of
April 2, 2006 and December 25, 2005	1

Consolidated Statements of Operations for the
quarters ended April 2, 2006 and March 27, 2005	2

Consolidated Statement of Shareholders’ Equity and Comprehensive
Income for the quarter ended April 2, 2006	3

Condensed Consolidated Statements of Cash Flows
for the quarters ended April 2, 2006 and March 27, 2005	4

Notes to the Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

Part II - Other Information

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Changes in Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Securities Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	19

Part I - Financial Information

Item 1. Consolidated Financial Statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	April 2,	December 25,
Assets	2006 2005
		(As Adjusted - Note 2)
Current assets:
Cash and cash equivalents	$ 14,702	$ 12,168
Short-term investments	295	6,203
Accounts receivable	14,153	15,807
Inventories	15,645	15,428
Prepaid expenses	5,919	6,623
Deferred income taxes	6,641	9,425

Total current assets	57,355	65,654

Property & equipment, less accumulated depreciation and
amortization of $209,482 in 2006 and $199,707 in 2005	514,877	497,220
Goodwill	19,187	19,187
Deferred income taxes Other	3,301 19,844	-- 18,864

Total assets	$ 614,564	$ 600,925

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$ 22,362	$ 30,026
Accrued expenses	58,436	71,062
Income taxes payable	11,648	1,152
Current installments of obligations under
capital leases	276	269

Total current liabilities	92,722	102,509

Obligations under capital leases, net
of current installments	39,704	38,991
Deferred income taxes	--	3,483
Other	31,713	30,455

Total liabilities	164,139	175,438
Minority interest	1,208	1,193

Shareholders’ equity:
Preferred stock - no par value: authorized 10,000 shares; none issued	--	--
Common stock	236,086	229,955
Unearned compensation-restricted stock	--	(1,470)
Retained earnings	265,606	248,284
Treasury stock at cost; 1,952 shares in 2006 and 2005	(52,475)	(52,475)

Total shareholders’ equity	449,217	424,294

Total liabilities and shareholders’ equity	$ 614,564	$ 600,925

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

Quarter Ended
14 Weeks Ended	13 Weeks Ended
April 2, 2006	March 27, 2005

(As Adjusted - Note 2)
Revenues:
Restaurant sales:
LongHorn Steakhouse	$ 208,006	$ 165,194
The Capital Grille	51,642	38,392
Bugaboo Creek Steak House	30,255	24,635
Specialty concepts	2,080	1,652

Total restaurant sales	291,983	229,873
Franchise revenues	133	97

Total revenues	292,116	229,970
Costs and expenses:
Cost of restaurant sales	106,505	83,698
Operating expenses - restaurants	127,680	100,302
Depreciation and amortization - restaurants	10,193	8,281
Pre-opening expense - restaurants	2,716	1,901
General and administrative expenses	18,375	12,423

Total costs and expenses	265,469	206,605

Operating income	26,647	23,365
Interest expense, net	670	257
Minority interest	95	126

Earnings before income taxes	25,882	22,982
Income tax expense	8,560	7,632

Net earnings	$ 17,322	$ 15,350

Weighted average common shares outstanding:
Basic	33,482	34,132

Diluted	34,486	35,378

Basic earnings per common share	$ 0.52	$ 0.45

Diluted earnings per common share	$ 0.50	$ 0.43

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the quarter ended April 2, 2006

(In thousands, unaudited)

	Common Stock		Restricted Stock	Retained Earnings	Treasury Stock	Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance, December 25, 2005 (as adjusted – see Note 2)	35,436	$229,955	$(1,470)	$248,284	$(52,475)	$ --	$424,294
Adoption of FAS 123R (see Note 3)	--	875	1,470	--	--	--	2,345

Net earnings and total
comprehensive income	--	--	--	17,322	--	--	17,322
Stock based compensation expense	--	2,077	--	--	--	--	2,077
Issuance of shares pursuant
to restricted stock award	189	--	--	--	--	--	--
Forfeiture of restricted stock	--	--	--	--	--	--	--
Tax benefit of stock options
exercised and vesting of
restricted stock	--	1,111	--	--	--	--	1,111
Issuance of shares pursuant to
exercise of stock options	166	2,068	--	--	--	--	2,068

Balance, April 2, 2006	35,791	$236,086	$ --	$265,606	$(52,475)	$ --	$449,217

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

Quarter Ended
14 Weeks Ended	13 Weeks Ended
April 2,	March 27,
2006	2005

Cash flows from operating activities:
Net earnings	$17,322	$ 15,350
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	10,762	8,728
Stock-based compensation	2,077	389
Changes in working capital accounts	355	(7,685)
Minority interest	95	126
Deferred tax benefit	(4,000)	(640)
Sale (purchase) of short-term investments	5,908	(8,457)

Net cash provided by operating activities	32,519	7,811

Cash flows from investing activities:
Purchase of property and equipment	(28,414)	(17,809)

Net cash used by investing activities	(28,414)	(17,809)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,068	1,667
Distributions to minority partners	(80)	(81)
(Decrease) increase in bank overdraft included in accounts
payable and accrued liabilities	(5,390)	2,040
Principal payments on capital leases	(65)	(44)
Tenant incentives received under capital leases	785	--
Tax benefit from share-based compensation	1,111	--

Net cash (used in) provided by financing activities	(1,571)	3,582

Net increase (decrease) in cash and cash equivalents	2,534	(6,416)
Cash and cash equivalents, beginning of period	12,168	19,547
Cash and cash equivalents, end of period	$ 14,702	$ 13,131

Supplemental disclosure of cash flow information
Cash paid for income taxes	$ 859	$ 849

Cash paid for interest net of amounts capitalized	$ 760	$ 469

Supplemental disclosure of non-cash financing and
investing activities:
Assets acquired under capital lease	$ --	$ --

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of April 2, 2006 and December 25, 2005 and for the quarters ended April 2, 2006 and March 27, 2005 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005.

The Company records revenues for normal recurring sales upon the performance of services. Revenues from the sale of franchises are recognized as income when substantially all of the Company’s material obligations under the franchise agreement have been performed. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned.

The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four fiscal quarters is typically made up of 13 weeks; however, since fiscal 2006 will be a 53-week period, the fiscal quarter ended April 2, 2006 contains 14 operating weeks, compared to 13 operating weeks in the fiscal quarter ended March 27, 2005.

The Company has made certain reclassifications to the fiscal 2005 consolidated financial statements, as previously reported, to conform to current classification. Reclassifications due to the retrospective adoption of Financial Accounting Standards Board (“FASB”) Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” resulted in a change in net income as previously reported (see Note 2). Reclassifications associated with the adoption of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment,” requires certain share-based awards previously reported as liabilities and contra-equity accounts to be classified as common stock (see Note 3).

2.	Change in Accounting for Construction Period Rent

On October 6, 2005, the FASB issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 is effective for the Company’s fiscal 2006 and requires the Company to expense rental costs incurred during the construction period associated with ground or building operating leases. FSP 13-1 allows for retrospective application in accordance with FASB Statement No. 154, “Accounting Changes and Error Correction.” When adopting FSP 13-1, the Company elected to retrospectively apply the provisions of FSP 13-1 to its financial statements for all prior periods.

Prior to the issuance of FSP 13-1, the Company capitalized rental costs associated with ground or building operating leases during the construction period. Pursuant to FSP 13-1, rental costs associated with ground or building operating leases incurred during construction are to be recognized as an expense as part of pre-opening expense - restaurants.

The Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the retrospective application of FSP 13-1. Therefore, the financial statements and related financial information contained in those reports do not reflect this retrospective application of FSP 13-1.

The following tables contain information regarding the impact of the retrospective application of FSP 13-1. All amounts, except per share amounts are in thousands (amounts may not add due to rounding):

RARE HOSPITALITY INTERNATIONAL, INC.

Consolidated Balance Sheets

	March 27, 2005			December 25, 2005
	___________________________________________________________			______________________________________________________
	As Originally	As	Effect of	As Originally	As	Effect of
	Reported	Adjusted	Change	Reported	Adjusted	Change
ASSETS
Current assets:
Cash and cash equivalents	$ 13,131	$ 13,131	$ --	$ 12,168	$ 12,168	$ --
Short-term investments	43,352	43,352	--	6,203	6,203	--
Accounts receivable	10,215	10,215	--	15,807	15,807	--
Inventories	12,921	12,921	--	15,428	15,428	--
Prepaid expenses	6,125	6,125	--	6,623	6,623	--
Deferred income taxes	9,156	12,669	3,513	11,320	9,425	(1,895)

Total current assets	94,900	98,413	3,513	67,549	65,654	(1,895)

Property and equipment, less accumulated	447,477	442,650	(4,827)	503,762	497,220	(6,542)
depreciation and amortization
Goodwill	19,187	19,187	--	19,187	19,187	--
Deferred income taxes
Other	15,553	15,553	--	18,864	18,864	--

Total assets	$ 577,117	$ 575,803	$ (1,314)	$ 609,362	$600,925	$ (8,473)

LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
Accounts payable	$ 26,487	$ 26,487	$ --	$ 30,026	$ 30,026	$ --
Accrued expenses	64,266	50,128	(14,138)	89,171	71,062	(18,109)
Income taxes payable	3,073	3,073	--	1,152	1,152	--
Current installments of obligations under
capital leases	228	228	--	269	269	--

Total current liabilities	94,054	79,916	(14,138)	120,618	102,509	(18,109)

Deferred income taxes	14,208	14,208	--	9,131	3,483	(5,648)
Debt, net of current installments
Obligations under capital leases, net	37,071	37,071		--	38,991	38,991
of current installments
Other	7,232	25,718	18,486	9,084	30,455	21,371

Total liabilities	152,565	156,913	4,348	177,824	175,438	(2,368)

Minority interest	1,354	1,354	--	1,193	1,193	--
Shareholders equity:
Preferred stock, no par value. Authorized	--	--	--	--	--	--
10,000 shares, none issued
Common stock, no par value	220,236	220,236	--	229,955	229,955	--
Unearned compensation - restricted stock	(1,578)	(1,578)	--	(1,470)	(1,470)	--
Retained earnings	217,717	212,055	(5,662)	254,335	248,284	(6,051)
Treasury shares at cost	(13,177)	(13,177)	--	(52,475)	(52,475)	--

Total shareholders’ equity	423,198	417,536	(5,662)	430,345	424,294	(6,051)

Total liabilities and shareholders’ equity	$ 577,117	$ 575,803	$ (1,314)	$ 609,362	$ 600,925	$ (8,437)

RARE HOSPITALITY INTERNATIONAL, INC.

Consolidated Statements of Operations

	13 Weeks Ended March 27, 2005
	As Originally Reported	As Adjusted	Effect of Change
Total revenues	$ 229,970	$ 229,970	$ --

Costs and expenses:
Cost of restaurant sales	83,698	83,698	--
Operating expenses - restaurants	100,302	100,302	--
Depreciation and amortization - restaurants	8,371	8,281	(90)
Pre-opening expense - restaurants	1,627	1,901	274
General and administrative expenses	12,423	12,423	--
Total operating costs and expenses	206,421	206,605	184
Operating income	23,549	23,365	(184)
Interest expense, net	257	257	--
Minority interest	126	126	--
Earnings before income taxes	23,166	22,982	(184)
Income tax expense	7,702	7,632	(70)
Net earnings	$ 15,464	$ 15,350	$ (114)

Weighted average common shares outstanding
Basic	34,132	34,132	34,132

Diluted	35,378	35,378	35,378

Earnings per common share
Basic	$ 0.45	$ 0.45	$ (0.00)

Diluted	$ 0.44	$ 0.43	$ (0.00)

	Year Ended December 25, 2005
	As Originally	As	Effect of
	Reported	Adjusted	Change

Total revenues	$ 936,576	$ 936,576	$ --

Costs and expenses:
Cost of restaurant sales	343,188	343,188	--
Operating expenses - restaurants	415,732	415,732	--
Provision for asset impairment	3,269	3,269	--
Depreciation and amortization - restaurants	35,857	35,445	(412)
Pre-opening expense - restaurants	7,191	8,416	1,225
General and administrative expenses	52,112	52,112	--
Total operating costs and expenses	857,349	858,161	812
Operating income	79,227	78,415	(812)
Interest expense, net	1,920	1,920	--
Minority interest	215	215	--
Earnings before income taxes	77,092	76,280	(812)
Income tax expense	25,010	24,701	(309)
Net earnings	$ 52,082	$ 51,579	$ (503)

Weighted average common shares outstanding
Basic	33,764	33,764	33,764

Diluted	34,817	34,817	34,817

Earnings per common share
Basic	$ 1.54	$ 1.53	$ (0.01)

Diluted	$ 1.50	$ 1.48	$ (0.01)

	Year Ended December 25, 2004
	As Originally	As	Effect of
	Reported	Adjusted	Change
Total revenues	$ 812,563	$ 812,563	$ --

Costs and expenses:
Cost of restaurant sales	299,448	299,448	--
Operating expenses - restaurants	354,679	354,679	--
Provision for asset impairment	2,700	2,700
Depreciation and amortization - restaurants	30,793	30,436	(357)
Pre-opening expense - restaurants	6,865	8,093	1,228
General and administrative expenses	45,244	45,244	--
Total operating costs and expenses	739,729	740,600	871
Operating income	72,834	71,963	(871)
Interest expense, net	1,328	1,328	--
Minority interest	300	300	--
Earnings before income taxes	71,206	70,335	(871)
Income tax expense	23,676	23,345	(331)
Net earnings	$ 47,530	$ 46,990	$ (540)

Weighted average common shares outstanding
Basic	33,811	33,811	33,811

Diluted	35,374	35,374	35,374

Earnings per common share
Basic	$ 1.41	$ 1.39	$ (0.02)

Diluted	$ 1.34	$ 1.33	$ (0.02)

	Year Ended December 28, 2003
	As Originally	As	Effect of
	Reported	Adjusted	Change
Total revenue	$ 680,832	$ 680,832	$ --

Cost and expenses:
Cost of restaurant sales	245,094	245,094	--
Operating expenses	298,978	298,978	--
Depreciation and amortization - restaurants	26;508	26,215	(293)
Pre-opening expenses	5,782	6,607	825
General and administrative expenses	40,515	40,515	--
Total operating costs and expense	616,877	617,409	532
Operating income	63,955	63,423	(532)
Interest expense, net	1,015	1,015	--
Minority interest	300	300	--
Earnings before income taxes	62,640	62,108	(532)
Income tax expense	20,363	20,163	(200)
Net earnings	$ 42,277	$ 41,945	$ (332)

Weighted average common shares outstanding
Basic	33,162	33,162	33,162

Diluted	34,843	34,843	34,843

Earnings per common share
Basic	$ 1.27	$ 1.26	$ (0.01)

Diluted	$ 1.21	$ 1.20	$ (0.01)

3. Change in Accounting for Share-Based Compensation

The Company has various share-based compensation programs, which provide for equity awards, including stock options, restricted stock and performance based restricted stock units. These equity awards are granted under several plans and are described below under “Stock Options and Restricted Stock Programs.”

Prior to January 1, 1996, the Company accounted for its stock option plans under the intrinsic method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense associated with stock options would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. All options awarded under the Company’s share-based compensation plans were granted with an exercise price equal to the fair market value on the date of grant and, accordingly, no compensation expense was recognized for stock option awards. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” which permitted entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allowed entities to continue to apply the provisions of APB 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company elected to continue to apply the provisions of APB 25 and did not recognize any compensation expense from the issuance of employee stock options, but rather provided the pro forma disclosures required by SFAS 123. Under both APB 25 and SFAS 123, compensation expense associated with the issuance of restricted stock awards is recognized over the requisite vesting period.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R is a revision of SFAS 123, supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS 95”). Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of share-based payments granted in exchange for employee services received, based on the grant date fair value of those share-based payments, in the financial statements. SFAS 123R was effective for the first interim period beginning after June 15, 2005; however, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R was postponed until the first annual period beginning after June 15, 2005.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

Historically, the Company utilized the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use this model, the standard also permits the use of a “lattice” model. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under SFAS 95. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

Effective December 26, 2005, the start of the first quarter of fiscal 2006, the Company began recording compensation expense associated with share-based awards and other forms of equity compensation in accordance with SFAS 123R. The Company adopted SFAS 123R using the modified prospective transition method, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in the first quarter of fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 26, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Consistent with the modified prospective transition method, all balances associated with unvested restricted stock were eliminated against the appropriate equity amounts upon the adoption of SFAS 123R. When determining grant date fair market value in accordance with the provisions of SFAS 123R, the Company elected to continue to utilize the Black-Scholes option-pricing model. The adoption of SFAS 123R did not have a material effect on the recognition of expense for restricted stock issued under the Company’s Managing Partner Program discussed below.

Managing Partner Program

The Company maintains a compensation program (the “Managing Partner Program”) for many of its lead restaurant managers (“MPs”). Under the Managing Partner Program, the Company enters into a 5-year employment contract with the MP that provides for i) a fixed salary; ii) quarterly bonuses calculated as a percentage of restaurant profits and as a percentage of any year-over-year increase in sales; and iii) an award of restricted common stock of the Company, which is issued annually, in arrears, in an amount equal to a percentage of the previous four quarters aggregate salary and bonus paid under the Managing Partner Program. All salary, bonuses and restricted stock to be awarded to an MP under the Managing Partner Program is expensed as earned and reflected in the Company’s consolidated statements of operations as compensation expense. As of December 25, 2005, the Company had accrued $2,345,000 in compensation expense for restricted stock awards not yet awarded.

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

Stock Options and Restricted Stock Programs

The RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan (the “2002 Plan”), provides for the granting of incentive stock options, nonqualified stock options, and restricted (non-vested) stock to employees, officers, directors, consultants, and advisors. All stock options issued under the 2002 Plan were granted at prices which were equal to or higher than current market value on the date of the grant, are generally exercisable after three to five years, and must be exercised within ten years from the date of grant. Options exercised and restricted stock issued under the 2002 Plan represent newly issued shares. The aggregate number of shares authorized to be awarded under the 2002 Plan is 4,270,000. Not more than 2,320,000 of such aggregate number of shares may be granted as awards of restricted stock.

The RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan, as amended (the “1997 Plan”), provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock, dividend equivalents and other stock based awards to employees, officers, directors, consultants, and advisors. All stock options issued under the 1997 Plan were granted at prices which were equal to or higher than current market value on the date of the grant, are generally exercisable after three to five years, and must be exercised within ten years from the date of grant. The 1997 Plan authorized the granting of options to purchase 2,981,250 shares of common stock.

The RARE Hospitality International, Inc. Amended and Restated 1996 Stock Plan for Outside Directors (the “1996 Stock Option Plan”) provides for the granting of non-qualified stock options to outside directors. The 1996 Stock Option Plan authorizes the granting of options to purchase up to an aggregate of 225,000 shares of common stock. All stock options issued under the 1996 Stock Option Plan are granted at prices which are equal to the current market value on the date of the grant, become exercisable six months and one day after the date of grant, and must be exercised within ten years from the date of grant.

On February 8, 2006, the Company awarded performance based restricted stock units to certain executives under the Company’s 2002 Plan. Conversion of those performance based restricted stock units to common stock is contingent upon the Company meeting revenue growth and adjusted earnings per share performance goals. Each participant was granted a base number of performance based restricted stock units. At the end of the three-year performance period, the number of units converted to shares and issued to participants will be increased, decreased or remain the same based upon actual growth in revenue and adjusted earnings per share, versus targeted growth. The shares, as determined at the end of the performance year (fiscal 2008), will be issued in February, 2009 if the Company’s targets are achieved. The total number of performance based restricted stock units granted in 2006 was 71,732. The amount expensed for the quarter ended April 2, 2006 was approximately $92,000 based upon the number of units granted and management’s estimate of the revenue and adjusted earnings per share to be achieved as compared to the respective targets. Amounts expensed will be periodically adjusted to reflect the most current projection of the achievement of performance goals.

Restricted stock awards are nonvested stock awards that may include grants of restricted stock shares or performance-based restricted stock units. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards vest three years from the date of grant. During the vesting period, ownership of the shares cannot be transferred. Restricted stock shares represent newly issued shares, have the same cash dividend and voting rights as other common stock, and are considered to be currently issued and outstanding. Performance based restricted stock units have dividend equivalent rights equal to the cash dividend paid on restricted stock shares. However, performance based restricted stock units do not have voting rights of common stock and are not considered issued and outstanding. Performance-based restricted stock units become newly issued shares when vested. The Company expenses the cost of the restricted stock awards and performance based restricted stock units, which is the grant date fair value, ratably over the period during which the restrictions lapse. The grant date fair value is the Company’s closing stock price on the date of grant.

The following table provides information about the common stock that may be issued under all of the Company’s existing equity compensation plans as of April 2, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity Compensation	2,374,080	(1)	$27.07	1,233,639	(6)
Plans	708,094	(2)	14.06	10,230
Approved by	126,562	(3)	16.98	11,251
Shareholders	576,666	(4)	8.17	--
Equity Compensation Plans
not Approved by Shareholders	38,500	(5)	8.31	--

Total	3,823,902		$21.29	1,255,120

(1)	RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan.
(2)	RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan.
(3)	RARE Hospitality International, Inc. Amended and Restated 1996 Stock Plan for Outside Directors.
(4)	LongHorn Steaks, Inc. Amended and Restated 1992 Incentive Plan. No further options may be granted under the terms of this plan.
(5)

These options were granted on the same terms as those under the Company’s 1997 Long-Term Incentive Plan and were granted at prices which equated to current market value on the date of grant, are exercisable after three to five years, and must be exercised within ten years from the date of grant.

(6)	Any and all of these shares may be granted as future awards of restricted stock.

Upon adoption of SFAS 123R, the Company elected to continue to use the Black-Scholes option pricing model to calculate the grant-date fair value of awards. The fair value of options granted during the first quarter of fiscal 2006 and the first quarter of fiscal 2005 were calculated using the following assumptions:

	14 Weeds Ended	13 Weeks Ended
	April 2, 2006	March 27, 2005
Expected life (in years)	4.00	4.00
Expected volatility	27.34%	28.00%
Risk-free interest rate	4.375%	4.375%
Expected dividend yield	0.00%	0.00%

Expected life – The Company uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards. As part of its SFAS 123R adoption, the Company examined its historical pattern of option exercises and was unable to determine any discernable activity patterns based on different, specific employee populations. From this analysis the Company continued to calculate the expected life of option awards based on one employee population, the same policy used prior to adoption of SFAS 123R.

Expected volatility – The Company uses the Company stock’s historical volatility for the same period of time as the expected life of option awards. The Company has no reason to believe that its future volatility will differ from the past.

Risk-free interest rate – The rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the same period of time as the expected life of option awards.

Expected dividend yield – The calculation is based on the total expected annual dividend payout divided by the average stock price.

The Company uses the straight-line attribution method to recognize expense for all option and restricted stock awards with graded vesting and cliff vesting. Prior to the adoption of SFAS 123R, the Company did not have any significant restricted stock awards other than those issued under the Managing Partner Program. Share-based compensation expense for employees is recognized on a straight-line basis over the statutory vesting period of the award.

SFAS 123R requires compensation costs associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the earlier of the service inception date or the grant date and the award’s stated vesting date. None of the Company’s share-based awards are eligible to vest early in the event of retirement. Many of the Company’s stock option and restricted stock awards vest early in the event of death, disability or a change in control of the Company. The Company immediately recognizes the entire amount of share-based compensation costs for employees in the event of death, disability, or any other early vesting.

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered award. The Company currently expects, based on an analysis of its historical forfeitures, that approximately 83 percent of its unvested outstanding options and restricted stock awards will vest. This analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. Prior to the adoption of SFAS 123R, forfeitures were recognized as they occurred.

Total share-based compensation expense of approximately $2.1 million ($1.5 million, net of tax) has been included in the Company’s Consolidated Statements of Income for the quarter ended April 2, 2006. Included in this amount is approximately $1.2 million ($1.0 million, net of tax) of stock option expense that was recognized as a result of adopting SFAS 123R, $402,000 of expense associated with restricted stock and performance based restricted stock units issued under the Company’s new stock-based compensation programs and approximately $462,000 of restricted stock expense under the Company’s Managing Partner Program. No amount of share-based compensation was capitalized. The impact of adopting SFAS 123R is as follows (in thousands, except per share amounts):

14 Weeks Ended
April 2, 2006
General and administrative expenses	$ (1,615)
Share-based compensation expense before income taxes	(1,615)
Tax benefit	408
Share-based compensation expense after income taxes	$ (1,207)

Effect on:
Earnings per share – Basic	$ (0.04)

Earnings per share – Diluted	$ (0.03)

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) were reported as operating cash flows. SFAS 123R requires that such tax benefits be recorded as a financing cash inflow rather than a deduction of taxes paid. For the 14 weeks ended April 2, 2006, there was not any excess tax benefit recognized resulting from share-based compensation cost.

In November 2005, the FASB issued FASB Staff Position 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides an elective alternative transition method of calculating the additional paid in capital pool (“APIC Pool”) of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of SFAS 123R-3 to evaluate its available alternatives and make its one-time election. The Company is in the process of evaluating the alternative methods for calculating the APIC Pool.

The following table details the effect on net income and earnings per share had share-based compensation expense been recorded for the first quarter of fiscal 2005 based on the fair-value method under SFAS 123. The reported and pro forma net income and earnings per share for the first quarter of fiscal 2006 are the same since share-based compensation expense was calculated under the provisions of SFAS 123R (in thousands, except per share amounts):

13 Weeks Ended March 27, 2005
Net income, as reported	$ 15,464
Add back: Share-based compensation expense recorded, net of related tax effects	241

Deduct: Total share-based compensation expense determined under fair-value-based
method for all awards, net of related tax effects	(1,225)
Pro forma net income	$14,480

Basic income per share:
As reported	$ 0.45

Pro forma	$ 0.42

Diluted income per share:
As reported	$ 0.44

Pro forma	$ 0.41

As of April 2, 2006, there were $9,298,000 of unrecognized compensation costs related to unvested stock option awards that is expected to be recognized over a weighted average period of 1.3 years. As of April 2, 2006, there were $4,308,000 of unrecognized compensation costs related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.

Share-based Activity

Option activity for the quarter ended April 2, 2006 was as follows:

	Options	Weighted- Average Exercise Price

Outstanding at December 25, 2005	3,213,379	$18.36
Granted	778,510	31.50
Exercised	(166,221)	12.44
Forfeited or Cancelled	(1,766)	8.30

Outstanding at April 2, 2006	3,823,902	$21.29

The fair value of options granted in the first quarter of 2006 and 2005 was $5,862,000 and $2,352,000, respectively. The total intrinsic value of options exercised in the first quarter of 2006 and 2005 was $2,917,000 and $2,752,000 respectively. As of April 2, 2006, the total intrinsic value of options outstanding and options exercisable was approximately $51.8 million and $44.3 million, respectively. Intrinsic value is the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised.

The following table summarizes information concerning outstanding and exercisable options as of April 2, 2006:

Range of Exercise Prices	Options Outstanding				Options Exercisable

	Options	Life[1]	Price[2]	Options	Price[2]
$0.01-$5.00	47,500	1.9	$4.33	47,500	$4.33
$5.01-$10.00	678,153	3.4	8.21	678,153	8.21
$10.01-$15.00	507,170	4.8	14.64	507,170	14.64
$15.01-$20.00	617,383	6.3	17.49	602,384	17.44
$20.01-$25.00	217,614	7.5	22.37	138,418	22.35
$25.01-$30.00	671,240	8.3	27.38	248,917	27.06
$30.01 or greater	1,084,842	9.6	31.48	130,247	31.52

	3,823,902	6.9	$21.29	2,352,789	$16.00

(1)	Represents the weighted-average remaining contractual life in years.
(2)	Represents the weighted-average exercise price.

Non-vested restricted stock awards as of April 2, 2006 and changes during the first quarter ended April 2, 2006 were as follows:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at December 25, 2005	115,878	$25.12
Granted	189,567	31.46
Vested	(25,572)	22.65
Forfeited	--	--

Nonvested at April 2, 2006	279,873	$29.64

Total grant date fair value of restricted stock that vested during the first quarter of 2006 and 2005 was $579,000 and $169,000, respectively. The total grant date fair value of non-vested restricted stock at April 2, 2006 was $8,295,000.

4.	Long-Term Debt

At April 2, 2006, no borrowings were outstanding under the Company’s $100.0 million revolving credit agreement, and the Company was in compliance with all of its debt covenants. Interest expense is reported net of $173,000 and $256,000 of interest income in the first quarter of 2006 and 2005, respectively. Interest capitalized in the first quarter of 2006 and 2005 was $225,000 and $342,000, respectively.

5.	Income Taxes

The effective income tax rate was 33.1% in the first quarter of 2006, as compared to 33.2% in the first quarter of 2005. The effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits and work opportunity tax credits (both are a reduction in income tax expense) partially offset by state income taxes and the tax effect of incentive stock options. There is generally no tax impact to the Company associated with incentive stock options and the related compensation associated with such options in the income statement. However, tax benefits may arise related to the incentive stock options at the time the options are exercised to the extent that the exercise is followed by a disqualifying disposition of the shares by the optionee.

6.	Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	Quarter Ended
	14 Weeks Ended April 2, 2006	March 27, 2005 (As Adjusted – see Note 2)
Net earnings	$ 17,322	$ 15,350

Basic weighted average shares outstanding	33,482	34,132
Dilutive effect of stock options	945	1,142
Dilutive effect of restricted stock	59	104

Diluted weighted average shares outstanding	34,486	35,378

Basic earnings per common share	$ 0.52	$ 0.45

Diluted earnings per common share	$ 0.50	$ 0.43

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share is based upon the weighted average number of common and potential common shares outstanding during the applicable period and includes the dilutive effect of stock options and non-vested shares of restricted stock. The Company uses the treasury stock method to calculate the effect of outstanding shares, which computes total proceeds to the Company as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total proceeds to the Company would exceed the average market price over the applicable period have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share.

For the quarters ended April 2, 2006 and March 27, 2005, share-based compensation awards for 1,027,000 and 308,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

7.	Comprehensive Income

For the quarters ended April 2, 2006 and March 27, 2005, there was no difference between the Company’s net earnings and comprehensive income.

Item 2.	Management’s Discussion and Analysis of	Financial Condition and Results of Operations

On October 6, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 is effective for the Company’s fiscal 2006 and requires the Company to expense rental costs incurred during the construction period associated with ground or building operating leases. The implementation provisions of FSP 13-1 allow for retrospective application in accordance with FASB Statement No. 154, “Accounting Changes and Error Correction”, which permits entities to restate financial statements of previous periods. When adopting FSP 13-1, the Company elected to apply FSP 13-1 retrospectively to its financial statements for all prior periods.

Prior to the issuance of FSP 13-1, the Company capitalized rental costs associated with ground or building operating leases during the construction period. With the issuance of FSP 13-1, rental costs associated with ground or building operating leases incurred during construction are to be recognized as a pre-opening expense.

The retrospective application of FSP 13-1 reduced net earnings by $503,000 and $540,000 for the years ended December 25, 2005 and December 26, 2004, respectively. The reduction in net earnings is a result of increases in pre-opening expense of $1,225,000 and $1,228,000, partially offset by reductions of depreciation expense of $412,000 and $357,000, and reductions of income taxes of $309,000 and $330,000 for 2005 and 2004, respectively. The retrospective application of FSP 13-1 reduced net earnings by $114,000 for the quarter ended March 27, 2005. The reduction in net earnings is a result of increases in pre-opening expense of $274,000, partially offset by reductions of depreciation expense of $90,000, and reductions of income taxes of $70,000. The cumulative effect of the retrospective application is a reduction in retained earnings of $5,008,000 as of the beginning of fiscal year 2004.

The application of FSP 13-1 to the quarter ended April 2, 2006 resulted in net earnings of $17,322,000 versus $17,539,000 had the position not been issued. The difference in net earnings is based on an increase in pre-opening expense of $423,000, partially offset by reductions of depreciation expense of $104,000 and income taxes of $102,000. The retrospective application of FSP 13-1 did not have any impact on previously reported net cash flows, sales or comparable restaurant sales. See Note 2 to the consolidated financial statements for additional information on the retrospective application of FSP 13-1.

Effective December 26, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore has not restated prior periods’ results. Share-based compensation paid to the Company’s lead restaurant managers under the Managing Partner Program is recorded as operating expenses – restaurants. All other share-based compensation expense is recorded as a general and administrative expense. Total share-based compensation expense recorded in the first quarter of 2006 was approximately $2.1 million ($1.5 million, net of tax), of which $1.2 million ($1.0 million, net of tax) represents additional share-based compensation expense recorded as a result of adopting SFAS 123R and $402,000 ($249,000, net of tax) represents additional share-based compensation expense recorded for the Company’s new restricted stock and performance-based restricted stock unit plans. As described under the heading “Expense” in Note 3 to the consolidated financial statements, share-based compensation expense recorded in the first quarter of 2005 was $389,000 ($241,000, net of tax) and would have been $1,974,000 ($1,225,000, net of tax) had the company recognized share-based expense in the Consolidated Statements of Income under SFAS 123.

Results of Operations

First quarter 2006 compared to first quarter 2005

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 27.0% to approximately $292.1 million for the first quarter of 2006, compared to approximately $230.0 million for the first quarter of 2005.

The Company’s fiscal year is a 52- or 53-week year, ending on the last Sunday in each calendar year. Each of the four quarters is typically made up of 13 weeks; however, since fiscal 2006 will be a 53-week period, the first fiscal quarter of 2006 contains 14 weeks. This additional week had a favorable effect on the Company’s revenue and operating result comparisons for the first quarter 2006.

Same store sales comparisons for each of the Company’s restaurant concepts for the first fiscal quarter of 2006, consist of sales at restaurants opened prior to June 28, 2004.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants increased 25.9% to approximately $208.0 million for the first quarter of 2006 compared to approximately $165.2 million for the first quarter of 2005. The increase reflects a 21.3% increase in restaurant operating weeks in the first quarter of 2006, as compared to the same period of the prior year, resulting from an increase in the restaurant base from 217 LongHorn Steakhouse restaurants at the end of the first quarter of 2005 to 246 at the end of the first quarter of 2006 and an 8.6% increase in restaurant weeks resulting from the additional week in the first quarter 2006 14-week operating period. Average weekly sales for all LongHorn Steakhouse restaurants in the first quarter of 2006 were $61,558, a 3.8% increase as compared to $59,294 for the first quarter of 2005. Same store sales for the comparable LongHorn Steakhouse restaurants increased 3.7% in the first quarter of 2006, as compared to the same period in 2005, due to an increase in average check and, to a lesser extent, an increase in guest counts.

The Capital Grille:

Sales in The Capital Grille restaurants increased 34.5% to approximately $51.6 million for the first quarter of 2006, compared to approximately $38.4 million for the same period in 2005. The increase reflects a 24.2% increase in restaurant operating weeks in the first quarter of 2006 as compared to the same period of the prior year, resulting from an increase in the restaurant base from 20 The Capital Grille restaurants at the end of the first quarter of 2005 to 24 at the end of the first quarter of 2006 and an 8.8% increase in restaurant weeks resulting from the additional week in the first quarter 2006 14-week operating period. Average weekly sales for all The Capital Grille restaurants in the first quarter of 2006 were $159,882, an 8.3% increase, as compared to $147,662 for the comparable period in 2005. Same store sales for the comparable The Capital Grille restaurants increased 8.0% in the first quarter of 2006 as compared to the same period in 2005, primarily due to approximately equal increases in guest counts and average check.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants increased 22.8% to approximately $30.3 million for the first quarter of 2006, compared to approximately $24.6 million for the same period in 2005. The increase reflects a 19.7% increase in restaurant operating weeks in the first quarter of 2006 as compared to the prior year, resulting from the increase in the restaurant base from 28 Bugaboo Creek Steak House restaurants during the first quarter of 2005 to 31 at the end of the first quarter of 2006 and an 8.6% increase in restaurant weeks resulting from the additional week in the first quarter 2006 14-week operating period . Average weekly sales for all Bugaboo Creek Steak House restaurants in the first quarter of 2006 were $70,035, a 2.6% increase, as compared $68,240 for the comparable period of 2005. Same store sales for the comparable Bugaboo Creek Steak House restaurants in the first quarter of 2006 increased 3.4% as compared to the same period in 2005, primarily due to an increase in average check and, to a lesser extent, an increase in guest counts.

Franchise Revenue:

Franchise revenues increased to $133,000 for the first quarter of 2006, from $97,000 for the same period in 2005. In the first quarter of 2006, the Company’s LongHorn Steakhouse franchisee in Puerto Rico opened its fourth restaurant.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales increased to 36.5% for the first quarter of 2006 from 36.4% for the same period of 2005, primarily due to higher produce prices in the quarter related to hurricane affected growing areas. The Company is currently under fixed price contracts with respect to approximately 75% of its protein products into early 2007, with the remaining 25% under fixed price contracts through mid-2006. The Company expects its cost of restaurant sales as a percentage of restaurant sales in the last three quarters of 2006 to be approximately the same as the comparable quarters of 2005. Many of the food products, other than protein products, purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors, which are outside the control of the Company.

Restaurant operating expenses in the first quarter of 2006 were approximately 0.1% higher, as a percentage of restaurant sales, than in the first quarter of 2005. Higher hourly labor costs resulting from increases in the minimum wage in a number of states, as well as the higher utility costs the Company experienced in the first quarter, were almost entirely offset by favorable leveraging of fixed and semi-fixed expenses, resulting from increases in revenues.

Restaurant depreciation was approximately 3.5% of restaurant sales in the first quarter of 2006, as compared to 3.6% of restaurant sales in the first quarter of 2005. This slight favorable comparison was created by the leveraging of this relatively fixed expense.

Pre-opening expense for the first quarter of 2006 increased to $2,716,000, from $1,901,000 in the same period of the prior year. The amounts charged to pre-opening expense in any period vary based on the number of restaurants to be opened and the restaurant concept. The Company opened 10 LongHorn Steakhouse restaurants, one The Capital Grille restaurant, and one Bugaboo Creek Steak House restaurant in the first quarter of 2006, compared to seven LongHorn Steakhouse restaurants in the first quarter of 2005.

General and administrative expenses as a percentage of total revenues increased to 6.3% for the first quarter of 2006, as compared to 5.4% for the corresponding period of the prior year. This increase is primarily associated with incremental stock-based compensation as a result of the Company’s adoption of SFAS 123R and to higher accruals for manager bonuses in 2006, as compared to 2005.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income increased to approximately $26.6 million for the first quarter of 2006 from approximately $23.4 million for the corresponding period of the prior year.

Interest expense, net increased to $670,000 in the first quarter of 2006 from $257,000 in the same period of the prior year. The increase in interest expense, net is primarily due to the interest expense associated with new capital lease obligations and decreases in the dollar amount of capitalized interest and interest income. This decrease in interest income earned on investments was due to a reduction in the average amount invested in 2006, as compared to the prior year.

Minority interest expense decreased to $95,000 for the first quarter of 2006 from $126,000 for the same period of the prior year.

Income tax expense for the first quarter of 2006 was 33.1% of earnings before income taxes, based on the effective tax rate expected to be applicable for the full 2006 fiscal year. This compares to 33.2% of earnings before income taxes for the first quarter of 2005. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits and work opportunity tax credits partially offset by state income taxes.

Net earnings increased to $17,322,000 for the first quarter of 2006 from net earnings of $15,350,000 for the first quarter of 2005, reflecting the net effect of the items discussed above.

Outlook for Future Operating Results

The Company expects 2006 diluted earnings per common share in a range of $1.62 to $1.66, which includes the impact of the adoption of both SFAS 123R and FSP 13-1. This level of earnings per common share assumes same store sales increases for the second quarter of 2006 in a range of 1% to 3% for LongHorn Steakhouse, 3% to 4% for The Capital Grille and 0% to 2% for Bugaboo Creek Steak House; same-store sales for the second half of 2006 in a range of 3% to 4% for LongHorn, 3% to 4% for Capital Grille and 1% to 2% for Bugaboo Creek; stock-based compensation and construction period rent expense of $0.18 per diluted share related to the Company’s recently adopted restricted stock plan; and the projected restaurant openings discussed below.

Liquidity and Capital Resources

The Company requires capital primarily for the development of new restaurants, the remodeling of existing restaurants and selected acquisitions. During the first quarter of 2006, the Company’s principal sources of working capital were cash provided by operating activities ($33.3 million) and proceeds from the exercise of employee stock options ($2.1 million). For the first quarter of 2006, the principal use of working capital was capital expenditures ($28.4 million) for new and improved facilities, and a decrease in checks outstanding ($5.4 million).

The Company intends to open 29-30 LongHorn Steakhouse restaurants, three The Capital Grille restaurants and two Bugaboo

Creek Steak House restaurants in fiscal year 2006. The Company estimates that its capital expenditures for fiscal year 2006 will be approximately $115.0 to $125.0 million. During the first quarter of 2006, the Company opened 10 LongHorn Steakhouse restaurants, one Bugaboo Creek Steak House and one The Capital Grille restaurant. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100.0 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through the year 2007.

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

Critical Accounting Policies and Significant Estimates

Management’s discussion and analysis of its results of operations and financial condition are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are property and equipment; lease accounting; impairment of long-lived assets; self insurance accruals; and income tax accounting. Except with respect to changes in the manner in which we account for share-based compensation, as discussed below, there have been no material changes to the critical accounting policies as discussed in greater detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

The Company has granted stock options, restricted stock and performance based restricted stock units to certain employees and non-employee directors. The company recognizes compensation expense for all share-based payments granted after December 25, 2005 and share grants awarded prior to but not yet vested as of December 25, 2005, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, the company recognizes share-based compensation net of an estimated forfeiture rate and only recognizes compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award (normally the vesting period). Prior to SFAS 123R adoption, the Company accounted for share-based payments under APB 25 and, accordingly, only recognized compensation expense for restricted stock awards, which had a grant date intrinsic value.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The Company uses the Black-Scholes model to value its stock option awards. Management believes that future volatility will not materially differ from its historical volatility. Thus, the Company uses the historical volatility of the Company’s common stock over the expected life of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, share-based compensation expense could be significantly different from what has been recorded in the current period. See Note 3 to the consolidated financial statements for a further discussion on share-based compensation.

Forward-Looking Statements

Statements contained in this report concerning liquidity and capital resources and future operating results contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-Q, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: failure of facts to conform to necessary management estimates and assumptions regarding financial and operating matters; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large and growing restaurant base; increases in the cost of construction of new restaurants; unexpected increases in cost of sales or employees, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; unusual weather patterns or events; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef or other products sold by the Company; unforeseen increases in commodity pricing; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; legislation affecting the restaurant industry, including (without limitation) minimum wage and mandatory healthcare legislation; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks identified from time to time in the Company’s SEC reports, including the Company’s Annual Report on Form 10-K for 2005, registration statements and public announcements. Any forward-looking statement speaks only as of the date on which it was made, and the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company may be exposed to market risk from changes in interest rates on debt.

As of April 2, 2006, the Company had no borrowings outstanding under its $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 0.50 to 1.25% (the “applicable margin” depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest at the Company’s option. Accordingly, the Company may be exposed to the impact of interest rate movements. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps.

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At April 2, 2006, the Company had $9.6 million in high-grade overnight repurchase agreements, and $0.3 million in short-term investments in the form of federal, state, and municipal bonds. As of April 2, 2006, the Company has classified all short-term investments as trading securities. The market risk on such investments is minimal due to their short-term nature.

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act Rule 13a-15, the Company’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in SEC rules and instructions for Form 10-Q. During the Company’s last fiscal quarter, there were no changes in internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There are no material changes in the status of the Company’s legal proceedings from those described in the Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

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

Date: May 12, 2006	/s/ W. Douglas Benn
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: May 12, 2006	/s/ Philip J. Hickey, Jr.
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 12, 2006	/s/ W. Douglas Benn
W. Douglas Benn
Executive Vice President, Finance and
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

RULE 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934

AND 18 U.S.C. SECTION 1350

In connection with the quarterly report of RARE Hospitality International, Inc. (the “Registrant”) on Form 10-Q for the quarterly period ended April 2, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip J. Hickey, Jr., Chief Executive Officer of the Registrant, certify, in accordance with Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) The Report, to which this certification is attached as Exhibit 32.1, fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: May 12, 2006	/s/ Philip J. Hickey, Jr.
Philip J. Hickey, Jr.
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

RULE 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934

AND 18 U.S.C. SECTION 1350

In connection with the quarterly report of RARE Hospitality International, Inc. (the “Registrant”) on Form 10-Q for the quarterly period ended April 2, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, W. Douglas Benn, Executive Vice President, Finance and Chief Financial Officer of the Registrant, certify, in accordance with Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) The Report, to which this certification is attached as Exhibit 32.1, fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: May 12, 2006	/s/ W. Douglas Benn
W. Douglas Benn
Executive Vice President, Finance and
Chief Financial Officer