Form 10-Q
period 2006-07-02
RARE HOSPITALITY INTERNATIONAL INC
filed 2006-08-10
CIK 883976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended July 2, 2006

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

Yes ☐No ☒

As of August 9, 2006, there were 34,008,279 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

Index

Part I - Financial Information	Page
-----
Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets as of
July 2, 2006 and December 25, 2005	1

Consolidated Statements of Operations
for the quarters and six months ended
July 2, 2006 and June 26, 2005	2

Consolidated Statement of Shareholders’ Equity
for the six months ended July 2, 2006	3

Condensed Consolidated Statements of Cash Flows
for the six months ended July 2, 2006 and June 26, 2005	4

Notes to the Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

Part II - Other Information

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Securities Holders	19

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	20

Part I - Financial Information

Item 1. Consolidated Financial Statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

July 2,	December 25,
Assets	2006	2005
	(As Adjusted - Note 2)
Current assets:
Cash and cash equivalents	$9,185	$12,168
Short-term investments	6,166	6,203
Accounts receivable	12,594	15,807
Inventories	15,842	15,428
Prepaid expenses	6,506	6,623
Deferred income taxes	6,280	9,425
	-------------	-------------
Total current assets	56,573	65,654

Property & equipment, less accumulated depreciation and
amortization of $215,905 in 2006 and $199,707 in 2005	527,003	497,220
Goodwill	19,187	19,187
Deferred income taxes	3,537	--
Other	21,185	18,864
	-------------	-------------
Total assets	$627,485	$600,925
========	========

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$23,834	$30,026
Accrued expenses	58,135	71,062
Income taxes payable	3,431	1,152
Current installments of obligations under
capital leases	292	269
	-------------	-------------
Total current liabilities	85,692	102,509

Obligations under capital leases, net

of current installments	40,403	38,991
Deferred income taxes	--	3,483
Other	32,554	30,455
	-------------	-------------
Total liabilities	158,649	175,438

Minority interest	1,141	1,193
-------------	-------------

Shareholders’ equity:

Preferred stock – no par value. Authorized 10,000 shares, none issued	--	--
Common stock	241,078	229,955
Unearned compensation-restricted stock	--	(1,470)
Retained earnings	279,092	248,284
Treasury shares at cost; 1,952 shares in 2006 and in 2005	(52,475)	(52,475)
	-------------	-------------
Total shareholders’ equity	467,695	424,294
	-------------	-------------
Total liabilities and shareholders’ equity	$627,485	$600,925
========		========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

Quarter Ended	Six Months Ended
-------------------	------------------------
July 2,	June 26,	July 2,	June 26,
2006	2005	2006	2005
---------	---------	---------	---------
(As Adjusted	(As Adjusted
Revenues:	Note 2)	Note 2)

Restaurant sales:

LongHorn Steakhouse	$187,478	$168,492	$395,484	$ 333,686
The Capital Grille	47,408	39,625	99,050	78,017
Bugaboo Creek Steak House	27,025	24,022	57,280	48,657
Specialty concepts	2,097	2,001	4,177	3,653
-------------	-------------	-------------	-------------
Total restaurant sales	264,008	234,140	555,991	464,013
Franchise revenues	142	124	275	221
-------------	-------------	-------------	-------------
Total revenues	264,150	234,264	556,266	464,234
-------------	-------------	-------------	-------------

Costs and expenses:

Cost of restaurant sales	95,978	86,508	202,483	170,206
Operating expenses - restaurants	118,350	103,072	246,030	203,293

Depreciation and amortization

- restaurants	9,804	8,551	19,997	16,914
Pre-opening expense - restaurants	2,089	2,513	4,805	4,414
General and administrative expenses	17,324	12,599	35,699	25,022
-------------	-------------	-------------	-------------
Total costs and expenses	243,545	213,243	509,014	419,849
-------------	-------------	-------------	-------------

Operating income	20,605	21,021	47,252	44,385
Interest expense, net	425	394	1,095	651
Minority interest	30	60	125	186
	-------------	-------------	-------------	-------------
Earnings before income taxes	20,150	20,567	46,032	43,548
Income tax expense	6,664	6,832	15,224	14,464
	-------------	-------------	-------------	-------------
Net earnings	$13,486	$13,735	$30,808	$29,084
	========	========	========	========

Weighted average common shares outstanding:

Basic	33,650	33,985	33,571	34,072
========	========	========	========

Diluted	34,605	35,217	34,543	35,409
========	========	========	========

Basic earnings per common share	$0.40	$0.40	$0.92	$0.85
	========	========	========	========

Diluted earnings per common share	$0.39	$0.39	$0.89	$0.82
	========	========	========	========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the six months ended July 2, 2006

(In thousands, unaudited)

Accumulated	Total
Common Stock	Restricted	Retained	Treasury	Comprehensive	Shareholders’
Shares	Amount	Stock	Earnings	Stock	Income	Equity
---------	-----------	-----------	-------------	--------------	------------------	---------------

Balance, December 25, 2005

(as adjusted – see Note 2)	35,436	$229,955	$(1,470)	$248,284	$(52,475)	$--	$424,294
Adoption of FAS 123R (see Note 3)	--	875	1,470	--	--	--	2,345

Net earnings and total

comprehensive income	--	--	--	30,808	--	--	30,808
Stock based compensation expense	--	4,359	--	--	--	--	4,359

Issuance of shares pursuant

to restricted stock award	201	--	--	--	--	--	--

Tax benefit of stock options

exercised and vesting of
restricted stock	--	2,073	--	--	--	--	2,073

Issuance of shares pursuant to

exercise of stock options	301	3,816	--	--	--	--	3,816
-------------	---------------	---------------	---------------	-------------	---------------	---------------
Balance, July 2, 2006	35,938	$241,078	$--	$279,092	$(52,475)	$--	$467,695
========	=========	=========	=========	=========	=========	=========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

Six Months Ended
--------------------------
July 2,	June 26,
2006	2005
------------	------------

Cash flows from operating activities:

Net earnings	$30,808	$29,084
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	21,084	17,729
Stock-based compensation	4,359	757
Changes in working capital accounts	(15,570)	(2,297)
Minority interest	125	186
Deferred income tax benefit	(3,875)	(4,284)
Sale of short-term investments	37	21,613
-------------	-------------
Net cash provided by operating activities	36,968	62,788
-------------	-------------

Cash flows from investing activities:

Purchase of property and equipment	(50,857)	(39,083)
-------------	-------------
Net cash used by investing activities	(50,857)	(39,08)
-------------	-------------

Cash flows from financing activities:

Purchase of common stock for treasury	--	(19,930)
Proceeds from exercise of stock options	3,816	4,012
Distributions to minority partners	(177)	(209)
Increase (decrease) in bank overdraft included in accounts
payable and accrued liabilities	3,759	(1,622)
Principal payments on capital leases	(132)	(91)
Tenant incentives received under capital leases	1,567	--
Tax benefit from share-based compensation	2,073	--
-------------	-------------
Net cash provided by (used in) financing activities	10,906	(17,840)
-------------	-------------
Net (decrease) increase in cash and cash equivalents	(2,983)	5,865
Cash and cash equivalents, beginning of period	12,168	19,547
-------------	-------------
Cash and cash equivalents, end of period	$9,185	$25,412
========	========

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$14,747	$10,060
	========	========
Cash paid for interest net of amounts capitalized	$1,452	$1,124
	========	========

Supplemental disclosure of non-cash financing and

investing activities:
Assets acquired under capital lease	$--	$--
	========	========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of July 2, 2006 and December 25, 2005 and for the quarters and six months ended July 2, 2006 and June 26, 2005 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005.

The Company records revenues for normal recurring sales upon the performance of services. Revenues from the sale of franchises are recognized as income when substantially all of the Company’s material obligations under the franchise agreement have been performed. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned.

The Company operates on a 52- or 53- week fiscal year ending on the last Sunday in each calendar year. Each of the four fiscal quarters is typically made up of 13 weeks; however, since fiscal 2006 will be a 53-week period, the first fiscal quarter of 2006 contained 14 operating weeks. The fiscal quarters ended July 2, 2006 and June 26, 2005 each contained 13 weeks and are referred to hereafter as the second quarter of 2006 and the second quarter of 2005, respectively. Together, the first and second quarters of each fiscal year are referred to as the six months, or 27 weeks, ended July 2, 2006 and six months, or 26 weeks, ended June 26, 2005.

The Company has made certain reclassifications to the fiscal 2005 consolidated financial statements, as previously reported, to conform to current classification. Reclassifications due to the retrospective adoption of Financial Accounting Standards Board (“FASB”) Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” resulted in a change in net income as previously reported (see Note 2). Reclassifications associated with the adoption of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment,” required certain share-based awards previously reported as liabilities and contra-equity accounts to be classified as common stock (see Note 3).

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

Prior to the issuance of FSP 13-1, the Company capitalized all rental costs associated with ground or building operating leases during the construction period. Pursuant to FSP 13-1, rental costs associated with ground or building operating leases incurred during construction are to be recognized in pre-opening expense - restaurants.

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

The following tables contain information regarding the impact of the retrospective application of FSP 13-1. All amounts, except per share amounts are in thousands (amounts may not add due to rounding):

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 26, 2005		December 25, 2005
------------------------------------------------------------------			-----------------------------------------------------------------
(As Originally	(As	(Effect of	(As Originally	(As	(Effect of
Reported)	Adjusted)	Change)	Reported)	Adjusted)	(Change)
-------------	--------------	-------------	-------------	-------------	-------------

ASSETS

Current assets:

Cash and cash equivalents	$25,412	$25,412	$--	$12,168	$12,168	$--
Short-term investments	13,282	13,282	--	6,203	6,203	--
Accounts receivable	10,909	10,909	--	15,807	15,807	--
Inventories	13,491	13,491	--	15,428	15,428	--
Prepaid expenses	5,518	5,518	--	6,623	6,623	--
Deferred income taxes	10,524	8,820	(1,704)	11,320	9,425	(1,895)
	-------------	-------------	-------------	-------------	-------------	-------------
Total current assets	79,136	77,432	(1,704)	67,549	65,654	(1,895)

Property and equipment, less accumulated

depreciation and amortization	459,625	454,619	(5,006)	503,762	497,220	(6,542)
Goodwill	19,187	19,187	--	19,187	19,187	--
Other	16,326	16,326	--	18,864	18,864	--
-------------	-------------	-------------	-------------	-------------	-------------
Total assets	$574,274	$567,564	$(6,710)	$609,362	$600,925	$(8,437)
=========	=========	=========	=========	=========	=========

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$26,130	$26,130	$--	$30,026	$30,026	$--
Accrued expenses	65,940	51,347	(14,593)	89,171	71,062	(18,109)
Income taxes payable	3,422	3,422	--	1,152	1,152	--
Current installments of obligations under
capital leases	251	251	--	269	269	--
-------------	-------------	-------------	-------------	-------------	-------------
Total current liabilities	95,743	81,150	(14,593)	120,618	102,509	(18,109)

Deferred income taxes	11,932	6,671	(5,261)	9,131	3,483	(5,648)
Debt, net of current installments..................	--	--	--	--	--	--
Obligations under capital leases, net
of current installments.............................	37,001	37,001	--	38,991	38,991	--
Other	7,653	26,530	18,877	9,084	30,455	21,372
-------------	-------------		-------------	-------------	-------------	-------------
Total liabilities	152,329	151,352	(977)	177,824	175,438	(2,386)

Minority interest	1,286	1,286	--	1,193	1,193	--
-------------	-------------	-------------	-------------	-------------	-------------

Shareholders’ equity:

Preferred stock, no par value. Authorized
10,000 shares, none issued	--	--	--	--	--	--
Common stock, no par value	223,843	223,843	--	229,955	229,955	--
Unearned compensation - restricted stock	(1,599)	(1,599)	--	(1,470)	(1,470)	--
Retained earnings	231,522	225,789	(5,733)	254,335	248,284	(6,051)
Treasury shares at cost	(33,107)	(33,107)	--	(52,475)	(52,475)	--
-------------	-------------	-------------	-------------	-------------	-------------
Total shareholders’ equity	420,659	414,926	(5,733)	430,345	424,294	(6,051)
-------------	-------------	-------------	-------------	-------------	-------------
Total liabilities and shareholders’ equity	$574,274	$567,564	$(6,710)	$609,362	$600,925	$(8,437)
=========	=========	=========	=========	=========	=========

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statements of Operations

13 Weeks Ended
June 26, 2005
-----------------------------------------------------------------------------
(As Originally		(As	(Effect of
	Reported)	Adjusted)	Change)
	---------------	---------------	---------------
Total revenues	$234,264	$234,264	$--

Costs and expenses:

Cost of restaurant sales	86,508	86,508	--
Operating expenses - restaurants	103,072	103,072	--
Depreciation and amortization - restaurants	8,680	8,551	(129)
Pre-opening expense - restaurants	2,270	2,513	243
General and administrative expenses	12,599	12,599	--
	------------	------------	------------
Total operating costs and expenses	213,129	213,243	114
	------------	------------	------------
Operating income	21,135	21,021	(114)
Interest expense, net	394	394	--
Minority interest	60	60	--
	------------	------------	------------
Earnings before income taxes	20,681	20,567	(114)
Income tax expense (benefit)	6,876	6,832	(44)
	------------	------------	------------
Net earnings	$13,805	$13,735	$(70)
=========	=========	=========
Weighted average common shares outstanding
Basic	33,985	33,985	33,985
=========	=========	=========
Diluted	35,217	35,217	35,217
=========	=========		=========
Earnings (loss) per common share
Basic	$0.41	$0.40	$(0.00)
=========	=========		=========
Diluted	$0.39	$0.39	$(0.00)
=========	=========		=========

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statements of Operations

Six Months Ended
June 26, 2005
-----------------------------------------------------------------------------
(As Originally		(As	(Effect of
	Reported)	Adjusted)	Change)
	---------------	---------------	---------------
Total revenues	$464,234	$464,234	$--

Costs and expenses:
Cost of restaurant sales	170,206	170,206	--
Operating expenses - restaurants	203,293	203,293	--
Depreciation and amortization - restaurants	17,132	16,914	(218)
Pre-opening expense - restaurants	3,897	4,414	517
General and administrative expenses	25,022	25,022	--
------------	------------	------------
Total operating costs and expenses	419,550	419,849	299
------------	------------	------------
Operating income	44,684	44,385	(299)
Interest expense, net	651	651	--
Minority interest	186	186	--
------------	------------	------------
Earnings before income taxes	43,847	43,548	(299)
Income tax expense (benefit)	14,578	14,464	(114)
------------	------------	------------
Net earnings	$29,269	$29,084	$(185)
=========	=========	=========
Weighted average common shares outstanding:
Basic	34,072	34,072	34,072
=========	=========	=========
Diluted	35,409	35,409	35,409
=========	=========	=========
Earnings (loss) per common share:
Basic	$0.86	$0.85	$(0.01)
=========	=========	=========
Diluted	$0.83	$0.82	$(0.01)
=========	=========	=========

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statements of Operations

Year Ended
December 25, 2005
------------------------------------------------------------------------------
(As Originally		(As	(Effect of
	Reported)	Adjusted)	Change)
	---------------	---------------	---------------
Total revenues	$936,576	$936,576	$--

Costs and expenses:

Cost of restaurant sales	343,188	343,188	--
Operating expenses - restaurants	415,732	415,732	--
Provision for Asset Impairment	3,269	3,269	--
Depreciation and amortization - restaurants	35,857	35,444	(413)
Pre-opening expense - restaurants	7,191	8,416	1,225
General and administrative expenses	52,112	52,112	--
------------	------------	------------
Total operating costs and expenses	857,349	858,161	812
------------	------------	------------
Operating income	79,227	78,415	(812)
Interest expense, net	1,920	1,920	--
Minority interest	215	215	--
------------	------------	------------
Earnings before income taxes	77,092	76,280	(812)
Income tax expense (benefit)	25,010	24,701	(309)
------------	------------	------------
Net earnings	$52,082	$51,579	$(503)
=========	=========	=========
Weighted average common shares outstanding:
Basic	33,764	33,764	33,764
=========	=========	=========
Diluted	34,817	34,817	34,817
=========	=========	=========
Earnings (loss) per common share:
Basic	$1.54	$1.53	$(0.02)
=========	=========	=========
Diluted	$1.50	$1.48	$(0.01)
=========	=========	=========

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statements of Operations

Year Ended
December 25, 2004
------------------------------------------------------------------------------
(As Originally		(As	(Effect of
	Reported)	Adjusted)	Change)
	---------------	---------------	---------------
Total revenues	$812,563	$812,563	$--

Costs and expenses:
Cost of restaurant sales	299,448	299,448	--
Operating expenses - restaurants	354,679	354,679	--
Provision for Asset Impairment	2,700	2,700	--
Depreciation and amortization - restaurants	30,793	30,436	(357)
Pre-opening expense - restaurants	6,865	8,093	1,228
General and administrative expenses	45,244	45,244	--
------------	------------	------------
Total operating costs and expenses	739,729	740,600	871
------------	------------	------------
Operating income	72,834	71,963	(871)
Interest expense, net	1,328	1,328	--
Minority interest	300	300	--
------------	------------	------------
Earnings before income taxes	71,206	70,335	(871)
Income tax expense (benefit)	23,676	23,346	(330)
------------	------------	------------
Net earnings	$47,530	$46,989	$(541)
=========	=========	=========

Weighted average common shares outstanding:

Basic	33,811	33,811	33,811
=========	=========	=========
Diluted	35,374	35,374	35,374
=========	=========	=========
Earnings (loss) per common share:
Basic	$1.41	$1.39	$(0.02)
=========	=========	=========
Diluted	$1.34	$1.33	$(0.02)
=========	=========	=========

3.	Change in Accounting for Share-Based Compensation

The Company has various share-based compensation programs, which provide for equity awards, including stock options, restricted stock and performance-based restricted stock units. These equity awards fall under several plans and are described below under “Stock Options and Restricted Stock Programs.”

Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense associated with stock options would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” which permitted entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” “SFAS 123R”. SFAS 123R is a revision of SFAS 123, supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows.” Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize the cost of awards of equity instruments granted in exchange for employee services received, based on the grant date fair value of those share-based payments, in the financial statements. SFAS 123R was effective for the first interim period beginning after June 15, 2005; however, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R would be postponed until the first annual period beginning after June 15, 2005.

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

Effective December 26, 2005, the start of the first quarter of fiscal 2006, the Company began recording compensation expense associated with share-based awards and other forms of equity compensation in accordance with SFAS 123R. The Company adopted SFAS 123R using the modified prospective transition method, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in the second quarter and first six months of fiscal year 2006 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 26, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Consistent with the modified prospective transition method, all balances associated with unvested restricted stock were eliminated against the appropriate equity amounts upon the adoption of SFAS 123R. When determining grant date fair market value in accordance with the provisions of SFAS 123R, the Company elected to continue to utilize the Black-Scholes option-pricing model. The adoption of SFAS 123R did not have a material affect on the recognition of expense for restricted stock issued under the Company’s Managing Partner Program discussed below.

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

Stock Options and Restricted (Non-Vested) Stock Programs

RARE Hospitality International, Inc.’s Amended and Restated 2002 Long-Term Incentive Plan (the “2002 Plan”), provides for the granting of incentive stock options, nonqualified stock options, and restricted (non-vested) stock to employees, officers, directors, consultants, and advisors. All stock options issued under the 2002 Plan were granted at prices which were equal to or were higher than current market value on the date of the grant, are generally exercisable after three to five years, and must be exercised within ten years from the date of grant. Options exercised and restricted stock issued under the 2002 Plan represent newly issued shares. The aggregate number of shares authorized to be awarded under the 2002 Plan is 4,270,000. Not more than 2,320,000 of such aggregate number of shares may be granted as awards of restricted stock.

RARE Hospitality International, Inc.’s 1997 Long-Term Incentive Plan, as amended (the “1997 Plan”), provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, performance units, restricted stock, dividend equivalents and other stock based awards to employees, officers, directors, consultants, and advisors. All stock options issued under the 1997 Plan were granted at prices which were equal to or were higher than current market value on the date of the grant, are generally exercisable after three to five years, and must be exercised within ten years from the date of grant. The 1997 Plan authorized the granting of options to purchase 2,981,250 shares of common stock.

RARE Hospitality International, Inc.’s Amended and Restated 1996 Stock Plan for Outside Directors (the “1996 Stock Option Plan”) provides for the automatic granting of non-qualified stock options to outside directors. The 1996 Stock Option Plan authorizes the granting of options to purchase up to an aggregate of 225,000 shares of common stock. All stock options issued under the 1996 Stock Option Plan are granted at prices which are equal to the current market value on the date of the grant, become exercisable six months and one day after the date of grant, and must be exercised within ten years from the date of grant.

On February 8, 2006, the Company awarded performance-based restricted stock units to certain executives under the Company’s 2002 Plan. Performance-based restricted stock units have dividend equivalent rights equal to the cash dividend paid on shares of restricted stock. However, performance-based restricted stock units do not have voting rights of common stock and are not considered issued and outstanding. Performance-based restricted stock units would become newly issued shares when vested and converted to common stock. Conversion of those performance-based restricted stock units to common stock is contingent upon the Company meeting revenue growth and adjusted earnings per share performance goals. Each participant was granted a base number of performance-based restricted stock units. At the end of the three-year performance period, the number of units converted to shares and issued to participants will be increased, decreased or remain the same based upon actual growth in revenue and adjusted earnings per share, versus targeted growth. The shares, as determined at the end of the performance year (fiscal 2008), will be issued in February, 2009 if the Company’s targets are achieved. The total number of performance-based restricted stock units granted in the first six months of 2006 was 71,732. The amount expensed for the quarter and six months ended July 2, 2006 was approximately $137,000 and $229,000, respectively, based upon the number of units granted and management’s estimate of the revenue and adjusted earnings per share to be achieved as compared to the respective targets. Amounts expensed will be periodically adjusted to reflect the most current projection of the achievement of performance goals.

On February 8, 2006, the Company also awarded restricted stock to certain executives under the Company’s 2002 Plan. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards vest three years from the date of grant. During the vesting period, ownership of the shares cannot be transferred. Restricted stock granted represents newly issued shares and have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. The Company expenses the grant date fair market value of the restricted stock ratably over the period during which the restrictions lapse. The grant date fair value is the Company’s closing stock price on the date of grant.

The following table provides information about the common stock that may be issued under all of the Company’s existing equity compensation plans as of July 2, 2006:

Number of Securities to	Weighted Average	Number of Securities
Be Issued Upon Exercise	Exercise Price of	Remaining Available
Plan Category	Of Outstanding Options	Outstanding Options	for Future Issuance
---------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Equity compensation	2,331,012	(1)	$27.15	1,238,603	(6)
plans approved by	632,541	(2)	$14.21	10,230
shareholders	126,562	(3)	$16.98	11,251
557,441	(4)	$8.15	--
Equity compensation plans
not approved by shareholders	25,250	(5)	$8.39	--
----------------	--------------	----------------
Total	3,672,806	$21.56	1,260,084
==========	==========

(1)	RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan.
(2)	RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan.
(3)	Amended and Restated RARE Hospitality International, Inc. 1996 Stock Plan for Outside Directors. No further options may be granted under the terms of this plan.
(4)	LongHorn Steaks, Inc. Amended and Restated 1992 Incentive Plan. No further options may be granted under the terms of this plan.
(5)

These options were granted on the same terms as those under the Company’s 1997 Long-Term Incentive Plan and were granted at prices which equated to current market value on the date of grant, are generally exercisable after three to five years, and must be exercised within ten years from the date of grant.

(6)	These shares may also be granted as future awards of restricted stock.

Grant-Date Fair Value

Upon adoption of SFAS 123R, the Company elected to continue to use the Black-Scholes option pricing model to calculate the grant-date fair value of awards. The fair value of options granted during the first six months of fiscal 2006 and fiscal 2005 were calculated using the following assumptions:

	Fiscal Quarters Ended
------------------------------------------------------------------------
July 2,	June 26,		April 2,	March 27,
	2006	2005	2006	2005
---------	---------		---------	--------
Expected life (in years)	4.00	4.00	4.00	4.00
Expected volatility	26.59%	28.00%	27.34%	28.00%
Risk-free interest rate	4.75%	4.375%	4.375%	4.375%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Expected life – The Company uses historical employee exercise and option expiration data to estimate the expected life assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option. The Company uses a weighted-average expected life for all awards. As part of its SFAS 123R adoption, the Company examined its historical pattern of option exercises and was unable to determine any discernable activity patterns based on certain employee populations. From this analysis, the Company continued to calculate the expected life based on one employee population, the same policy used prior to adoption of SFAS 123R.

Expected volatility – The Company uses the Company stock’s historical volatility for the same period of time as the expected life. The Company has no reason to believe that its future volatility will differ from the past.

Risk-free interest rate – The rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the same period of time as the expected life.

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

SFAS 123R requires compensation costs associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the earlier of the service inception date or the grant date and the award’s stated vesting date. None of the Company’s share-based awards are eligible to vest early in the event of retirement. Many of the Company’s stock option and restricted stock awards vest early in the event of death, disability or change in control. The Company immediately recognizes the entire amount of share-based compensation costs for employees in the event of death, disability, or any other early vesting.

The amount of share-based compensation costs recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered award. The Company currently expects, based on an analysis of its historical forfeitures, that approximately 83 percent of its unvested outstanding options and restricted stock awards will vest. This analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. Prior to the adoption of SFAS 123R, forfeitures were recognized as they occurred.

Total share-based compensation expense of approximately $2,282,000 and $4,359,000 has been included in the Company’s Consolidated Statements of Income for the quarter and six months ended July 2, 2006, respectively. Included in this amount is stock option expense related to options granted, but not yet vested as of July 2, 2006, that was recognized as a result of adopting SFAS 123R, restricted stock and performance-based restricted stock units issued under the Company’s new stock-based compensation programs and restricted stock expense under the Company’s Managing Partner Program. No amount of share-based compensation was capitalized. Amounts expensed under each of these programs were as follows (in thousands):

13 Weeks Ended	27 Weeks Ended
July 2, 2006	July 2, 2006
--------------------	--------------------
Performance-based restricted stock units	$138	$229
Restricted stock issued under new stock-based compensation programs	466	776
Restricted stock issued to Managing Partners	466	930
Stock options	1,212	2,424
	------------	------------
Total stock based compensation	$2,282	$4,359
	=======	=======

The impact of adopting SFAS 123R is as follows (in thousands, except per share amounts):

13 Weeks Ended	27 Weeks Ended
July 2, 2006	July 2, 2006
------------------	------------------
General and administrative expenses	$(1,816)	$(3,431)
---------------	---------------
Share-based compensation expense before income taxes	(1,816)	(3,431)
Tax benefit	485	893
---------------	---------------
Share-based compensation expense after income taxes	$(1,331)	$(2,538)
=========	=========
Effect on:
Earnings per share – Basic	$(0.04)	$(0.08)
=========	=========
Earnings per share – Diluted	$(0.04)	$(0.07)
=========	=========

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) were reported as operating cash flows. SFAS 123R requires that such tax benefits be recorded as a financing cash inflow rather than a deduction of taxes paid. For the quarter and six months ended July 2, 2006, there was not any excess tax benefit recognized resulting from share-based compensation cost.

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

The following table details the effect on net income and earnings per share had share-based compensation expense been recorded for the second quarter and first six months of fiscal 2005 based on the fair-value method under SFAS 123. The reported and pro forma net income and earnings per share for the second quarter of fiscal 2006 are the same since share-based compensation expense was calculated under the provisions of SFAS 123R (in thousands, except per share amounts):

13 Weeks Ended	26 Weeks Ended
	June 26, 2005	June 26, 2005
-------------------	-------------------
Net income, as reported	$13,735	$29,084

Add back: Share-based compensation expense recorded,

net of related tax effects	228	470

Deduct: Total share-based compensation expense determined under

fair value based method for all awards, net of related tax effects	(1,037)	(2,263)
----------------	----------------
Pro forma net income	$12,926	$27,291
	=========	=========

Basic earnings per common share:

As reported	$0.40	$0.85
		=========
=========
Pro forma	$0.38	$0.80
	=========	=========

Diluted earnings per common share:

As reported	$0.39	$0.82
=========	=========
Pro forma	$0.37	$0.78
=========	=========

As of July 2, 2006, there was $8,085,000 of unrecognized compensation costs related to unvested stock option awards that is expected to be recognized over a weighted average period of 1.1 years. As of July 2, 2006, there was $3,714,000 of unrecognized compensation costs related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.

Share-based Activity

Option activity for the six months ended July 2, 2006 was as follows:

		Weighted-Average
	Options	Exercise Price
	-----------	-----------------
Outstanding at December 25, 2005	3,213,379		$18.36
Granted	791,230		$31.51
Exercised	(300,980)		$12.68
Forfeited or Cancelled	(30,823)	$2	8.96
	---------------	---------------
Outstanding at July 2, 2006	3,672,806		$21.56
=========

The fair value of options granted in the second quarter and first six months of 2006 was $98,000 and $5,960,000, respectively. The fair value of options granted in the second quarter and first six months of 2005 was $22,000 and $2,373,000, respectively. Total intrinsic value of options exercised in the second quarter of 2006 and 2005 was $2,512,000 and $2,532,000, respectively. Total intrinsic value of options exercised in the 27 weeks ended July 2, 2006 and the 26 weeks ended June 26, 2005 was $5,429,000 and $5,284,000, respectively. As of July 2, 2006, the total intrinsic value of options outstanding and options exercisable was approximately $29.5 million and $28.8 million, respectively. Intrinsic value is the difference between the company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised.

The following table summarizes information concerning outstanding and exercisable options as of July 2, 2006:

Range of Exercise Prices	Options Outstanding			Options Exercisable
---------------------------------------------------------------------	-----------------------------			---------------------------
	Options	Life(1)	Price(2)	Options	Price(2)
----------	---------		--------------	----------	--------------
$0.01-$5.00	47,500	1.6	$4.33	47,500	$4.33
$5.01-$10.00	625,678	3.2	$8.26	625,678	$8.26
$10.01-$15.00	464,122	4.5	$14.71	464,122	$14.71
$15.01-$20.00	583,125	5.9	$17.46	583,125	$17.46
$20.01-$25.00	213,536	7.2	$22.38	183,775	$22.17
$25.01-$30.00	654,308	8.0	$27.39	292,522	$27.12
$30.01 or greater	1,084,537	9.3	$31.49	124,889	$31.51
--------------		-------	--------------	--------------	--------------
3,672,806		6.7	$21.56	2,321,611	$16.51
========				========

(1) Represents the weighted-average remaining contractual life in years.

(2) Represents the weighted-average exercise price.

Non-vested restricted stock awards as of July 2, 2006 and changes during the six months ended July 2, 2006 were as follows:

	Weighted-Average
		Grant Date
	Shares	Fair Value
	-----------	--------------
Nonvested at December 25, 2006	115,878	$25.12
Granted	201,416	31.36
Vested	(41,146)	23.18
Forfeited	(475)	26.43
-------------		------------
Nonvested at July 2, 2006	275,673	$29.96
=======

Total grant date fair value of restricted stock that vested during the second quarter of 2006 and 2005 was $374,000 and $511,000, respectively. Total grant date fair value of restricted stock that vested during the first six months of 2006 and 2005 was $954,000 and $680,000, respectively. The total grant date fair value of non-vested restricted stock at July 2, 2006 was $8,260,000.

4.	Long-Term Debt

At July 2, 2006, no borrowings were outstanding under the Company’s $100.0 million revolving credit agreement, and the Company was in compliance with all of its debt covenants. Interest expense is reported net of interest income and capitalized interest. Interest income equated to $129,000 and $306,000 for the second quarter of 2006 and 2005, respectively, and to $302,000 and $562,000 for the first six months of 2006 and 2005, respectively. Interest capitalized in the second quarter of 2006 and 2005 was $255,000 and $157,000, respectively, and was $480,000 and $500,000 for the first six months of 2006 and 2005, respectively.

5.	Income Taxes

Income tax expense for the second quarter and first six months of 2006 has been provided for based on an estimated 33.1% effective tax rate expected to be applicable for the full 2006 fiscal year. The effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) partially offset by state income taxes.

6.	Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

Quarter Ended	Six Months Ended
---------------------	---------------------------
July 2,	June 26,	July 2,	June 26,
2006	2005	2006	2005
----------	----------	----------	----------
Basic weighted average shares outstanding	33,650	33,985	33,571	34,072
Dilutive effect of stock options	883	1,147	907	1,254
Dilutive effect of restricted stock	72	85	65	83
------------	------------	------------	------------
Diluted weighted average shares outstanding	34,605	35,217	34,543	35,409
========	========	========	========
Net earnings	$13,486	$13,735	$30,808	$29,084
========	========	========	========
Basic earnings per common share	$0.40	$0.40	$0.92	$0.85
========	========	========	========
Diluted earnings per common share	$0.39	$0.39	$0.89	$0.82
========	========	========	========

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

For both the quarters and six month periods ended July 2, 2006 and June 26, 2005, share-based compensation awards for 1,014,640 and 295,200 shares, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

7.	Comprehensive Income

For the quarters and six months ended July 2, 2006 and June 26, 2005, there was no difference between the Company’s net earnings and comprehensive income.

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

Prior to the issuance of FSP 13-1, the Company capitalized all rental costs associated with ground or building operating leases during the construction period. With the issuance of FSP 13-1, all rental costs associated with ground or building operating leases incurred during construction are to be recognized as a pre-opening expense.

The retrospective application of FSP 13-1 reduced net earnings by $503,000 and $541,000 for the fiscal years ended December 25, 2005 and December 26, 2004, respectively. The reduction in net earnings is a result of increases in pre-opening expense of $1,225,000 and $1,228,000, offset by reductions of depreciation expense of $413,000 and $357,000; and reductions of income taxes of $309,000 and $330,000 for 2005 and 2004, respectively. The retrospective application of FSP 13-1 reduced net earnings by $70,000 and $185,000 for the quarter and six months ended June 26, 2005, respectively. The reduction in net earnings is a result of increases in pre-opening expense of $243,000 and $517,000, offset by reductions of depreciation expense of $129,000 and $218,000; and reductions of income taxes of $44,000 and $114,000 each for the quarter and six months ended June 26, 2005, respectively. The cumulative effect of the retrospective application is a reduction in retained earnings of $5,008,000 as of the beginning of fiscal year 2004.

The application of FSP 13-1 to the quarter ended July 2, 2006 resulted in net earnings of $13,486,000 versus $13,643,000 had the position not been issued. The difference in net earnings is based on the increase in pre-opening expense of $344,000, offset by reductions of depreciation expense of $109,000 and income taxes of $78,000. The retrospective application of FSP 13-1 did not have any impact on our previously reported net cash flows, sales or comparable restaurant sales. See Note 2 to the consolidated Financial Statements for additional information on the retrospective application of FSP 13-1.

Effective December 26, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore has not restated prior periods’ results. Share-based compensation paid to the Company’s lead restaurant manager under the Managing Partner Program is recorded as operating expenses – restaurants. All other share-based compensation expense is recorded as a general and administrative expense. Total share-based compensation expense recorded in the second quarter of 2006 was approximately $2.3 million ($1.6 million, net of tax), of which $1.2 million ($1.0 million net of tax) represents additional share-based compensation expense recorded as a result of adopting SFAS 123R and $604,000 ($374,000, net of tax) represents additional share-based compensation expense recorded for the Company’s new restricted stock and performance-based restricted stock unit plans. As described under the heading “Expense” in Note 3 to the consolidated financial statements, share-based compensation expense recorded in the second quarter of 2005 was $368,000 ($228,000, net of tax) and would have been $1,672,000 ($1,037,000, net of tax) had the Company recognized share-based expense in the Consolidated Statements of Income under SFAS 123.

Results of Operations

Second quarter 2006 compared to second quarter 2005 and the first six months of 2006 compared to the first six months of 2005

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 12.8% and 19.8% for the quarter and six months ended July 2, 2006, respectively, as compared to the same periods of the prior fiscal year.

The Company’s fiscal year is a 52- or 53-week year, ending on the last Sunday in each calendar year. Each of the four quarters is typically made up of 13 weeks; however, since fiscal 2006 will be a 53-week period, the first fiscal quarter of 2006 contains 14 weeks. This additional week had a favorable effect on the Company’s revenue and operating result comparisons for the first quarter and first six months of 2006, as compared to the prior year periods.

Same store sales comparisons for each of the Company’s restaurant concepts for the quarter and six months ended July 2, 2006, consist of sales at restaurants opened prior to September 27, 2004.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the quarter and six months ended July 2, 2006 increased 11.3% and 18.5%, respectively, as compared to the same periods of the prior year. The increase reflects (i) a 12.3% and 16.7% increase in restaurant operating weeks in the quarter and six months ended July 2, 2006, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 225 LongHorn Steakhouse restaurants at the end of the second quarter of 2005 to 253 at the end of the second quarter of 2006 and (ii), with respect to the six months ended July 2, 2006, a 4.2% increase in restaurant weeks, resulting from the additional week in the first quarter 2006, a 14-week operating period. Average weekly sales for all LongHorn Steakhouse restaurants in the second quarter of 2006 were $57,703, 0.9% lower than the comparable period in 2005. Average weekly sales for all LongHorn Steakhouse restaurants in the first six months of 2006 increased by 1.6% over the comparable period in 2005. Same store sales for the comparable LongHorn Steakhouse restaurants decreased 0.4% in the second quarter of 2006 as compared to the same period in 2005 due to a decrease in guest counts, partially offset by an increase in average check.

The Capital Grille:

Sales in The Capital Grille restaurants for the quarter and six months ended July 2, 2006, increased 19.6% and 27.0%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects (i) a 16.0% and 20.0% increase in restaurant operating weeks for the quarter and six months ended July 2, 2006, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 22 The Capital Grille restaurants at the end of the second quarter 2005 to 24 restaurants at the end of the second quarter of 2006, (ii) an increase in average weekly sales and (iii), with respect to the six months ended July 2, 2006, a 4.3% increase in restaurant weeks, resulting from the additional week in the first quarter 2006, a 14-week operating period. Average weekly sales for all The Capital Grille restaurants in the second quarter of 2006 were $151,949, a 3.2% increase from the comparable period in 2005. Average weekly sales for all The Capital Grille restaurants in the first six months of 2006 increased by 5.8% over the comparable period in 2005. Same store sales for the comparable The Capital Grille restaurants increased 6.0% in the second quarter of 2006, due to approximately equal increases in average check and guest counts.

Bugaboo Creek Steak House:

Sales in the Bugaboo Creek Steak House restaurants increased for the quarter and six months ended July 2, 2006, by 12.5% and 17.7%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects (i) a 16.0% and 17.9% increase in restaurant weeks in the quarter and six months ended July 2, 2006, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 28 Bugaboo Creek Steak House restaurants at the end of the second quarter of 2005 to 32 restaurants at the end of the second quarter of 2006 and (ii), with respect to the six months ended July 2, 2006, a 4.3% increase in restaurant weeks, resulting from the additional week in the first quarter of 2006, a 14-week operating period. Average weekly sales for all Bugaboo Creek Steak House restaurants in the second quarter of 2006 were $65,440, a 3.0% decrease from the comparable period for 2005. Average weekly sales for all Bugaboo Creek Steak House restaurants in the first six months of 2006 decreased by 0.1% over the comparable period in 2005. Same store sales for the comparable Bugaboo Creek Steak House restaurants in the second quarter of 2006 decreased 0.6% as compared to the same period in 2005, due to a decrease in guest counts, partially offset by an increase in average check.

Franchise Revenue:

Franchise revenues increased to $142,000 for the second quarter and increased to $275,000 for the first six months of 2006, from $124,000 and $221,000, respectively, for the same periods of the prior fiscal year, due to the opening of a fourth franchised location in the first quarter of 2006.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales decreased to 36.3% for the second quarter of 2006, from 36.9% for the second quarter of 2005, and decreased to 36.4% for the first six months of 2006 as compared to 36.7% during the same period of 2005. Menu mix shifts and menu price increases favorably impacted cost of sales in both periods, as a percentage of restaurant sales. The Company is under fixed price contracts with respect to approximately 75% of its protein products into early 2007, with the remaining 25% currently under shorter- term fixed price contracts. The Company expects its cost of restaurant sales as a percentage of restaurant sales in the last half of 2006 to be approximately the same as the comparable quarters of 2005. Many of the food products, other than protein products, purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors, which are outside the control of the Company.

Restaurant operating expenses in the quarter and six months ended July 2, 2006, were approximately 0.8% and 0.4% higher, respectively, as a percentage of restaurant sales, than in the quarter and six months ended June 26, 2005. The increase was primarily due to higher utility costs and the de-leveraging effect of the sales softness at the Company’s casual dining brands on management labor costs, as well as upon other fixed and semi-fixed expenses.

Restaurant depreciation was approximately 3.7% of restaurant sales in both the second quarter of 2006 and 2005, and 3.6% for the six months ended July 2, 2006, compared to 3.7% for the six months ended June 26, 2005.

Pre-opening expense for the second quarter of 2006 decreased to $2,089,000, from $2,513,000 in the same period of the prior year. Pre-opening expense for the six months ended July 2, 2006 increased to $4,805,000 from $4,414,000 for the six months ended June 26, 2005. The amounts charged to pre-opening expense in any period are dependent upon the number of restaurants to be opened and the restaurant concept. The Company opened seven LongHorn Steakhouse restaurants and one Bugaboo Creek Steak House restaurant in the second quarter of 2006, compared to eight LongHorn Steakhouse restaurants, two The Capital Grille restaurants, and one Bugaboo Creek steak House restaurant in the second quarter of 2005.

General and administrative expenses as a percentage of total revenues increased to 6.6% for the second quarter of 2006 as compared to 5.4% for the corresponding period of the prior year and increased to 6.4% for the first six months of 2006 from 5.4% for the same period of 2005. This increase was primarily associated with the recording of stock-based compensation as a result of the Company’s adoption of SFAS 123R and to higher accruals for management bonuses, as compared to the first six months of 2005.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income decreased to approximately $20.6 million for the second quarter of 2006 and increased to $47.3 million for the first six months of 2006, as compared to $21.0 million and $44.4 million, respectively, for the corresponding periods of the prior year.

Interest expense, net increased to $425,000 in the second quarter of 2006 and to $1,095,000 for the first six months of 2006, from $394,000 and $651,000 during the same periods of the prior year. The increase in interest expense, net was primarily due to the interest expense associated with new capital lease obligations partially offset by an increase in the dollar amount of interest income. This offset in 2006 was higher than in 2005 due to an increase in interest income earned on investments.

Minority interest expense decreased to $30,000 and $125,000 for the second quarter and first six months of 2006, respectively, from $60,000 and $186,000 for the same periods of the prior year.

Income tax expense for the second quarter and first six months of 2006 was 33.1% of earnings before income taxes, based on the effective tax rate expected to be applicable for the full 2006 fiscal year. This compares to 33.2% of earnings before income taxes for both the second quarter and first six months of 2005. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits partially offset by state income taxes.

Net earnings decreased to $13.5 million for the second quarter of 2006 from net earnings of $13.7 million for the second quarter of 2005 and increased to $30.8 million for the six months ended July 2, 2006 from $29.1 million for the six months ended June 26, 2005, reflecting the net effect of the items discussed above.

Outlook for Future Operating Results

The Company expects fiscal 2006 diluted earnings per common share in a range of $1.54 to $1.58. This level of earnings per common share assumes (i) same store sales increases for the second half of 2006 in a range of 0% to 2% for LongHorn Steakhouse, 3% to 4% for The Capital Grille and 0% to 2% for Bugaboo Creek Steak House, (ii) the impact of expensing stock-based compensation and construction period rent, which is expected to total $0.18 per diluted share for fiscal 2006, and (iii) the projected restaurant openings discussed below.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, the remodeling of existing restaurants and selected acquisitions. During the first six months of 2006, the Company’s principal sources of working capital were cash provided by operating activities ($37.0 million) and proceeds from the exercise of employee stock options ($3.8 million). For the first six months of 2006, the principal use of working capital was capital expenditures ($50.9 million) for new and improved facilities.

The Company intends to open 29 to 30 LongHorn Steakhouse restaurants, three The Capital Grille restaurants and two Bugaboo Creek Steak House restaurants in fiscal year 2006. The Company estimates that its capital expenditures for fiscal year 2006 will be approximately $115.0 to $125.0 million. During the first six months of 2006, the Company opened 17 LongHorn Steakhouse restaurants, one The Capital Grille restaurant and two Bugaboo Creek Steak House restaurants. Of these restaurants, the Company opened seven LongHorn Steakhouse restaurants and one Bugaboo Creek Steak House restaurant during the second quarter of 2006. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100.0 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through the year 2007.

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in 7 to 30 days, the Company operates with little or negative working capital.

Critical Accounting Policies and Significant Estimates

Management’s Discussion and Analysis of its Financial Condition and Results of Operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are property and equipment; lease accounting; impairment of long-lived assets; self insurance accruals; and income tax accounting. Except with respect to changes in the manner in which we account for share-based compensation, as discussed below, there have been no material changes to the critical accounting policies as discussed in greater detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

The Company has granted stock options, restricted stock and performance-based restricted stock units to certain employees and non-employee directors. The Company recognizes compensation expense for all share-based payments granted after December 25, 2005 and share grants awarded prior to but not yet vested as of December 25, 2005, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, the Company recognizes share-based compensation net of an estimated forfeiture rate and only recognizes compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award (normally the vesting period). Prior to SFAS 123R adoption, the Company accounted for share-based payments under APB 25 and, accordingly, only recognized compensation expense for restricted stock awards, which had a grant date intrinsic value.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The Company uses the Black-Scholes model to value its stock option awards. Management believes that future volatility will not materially differ from its historical volatility. Thus, the Company uses the historical volatility of the Company’s common stock over the expected life of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, share-based compensation expense could be significantly different from what has been recorded in the current period. See Note 3 to the Consolidated Financial Statements for a further discussion on share-based compensation.

Off-Balance Sheet Arrangements

As of July 2, 2006, the Company had no off-balance sheet arrangements.

Forward-Looking Statements

Statements contained in this report concerning liquidity and capital resources and future operating results contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-Q, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: failure of facts to conform to necessary management estimates and assumptions regarding financial and operating matters; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large and growing restaurant base; increases in the cost of construction of new restaurants; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; unusual weather patterns or events; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef or other products sold by the Company; unforeseen increases in commodity pricing; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; legislation affecting the restaurant industry, including (without limitation) minimum wage and mandatory healthcare legislation; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks identified from time to time in the Company’s SEC reports, including the Company’s Annual Report on Form 10-K for 2005, registration statements and public announcements. Any forward looking statement speaks only as of the date on which it was made, and the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company may be exposed to market risk from changes in interest rates on debt.

As of July 2, 2006, the Company had no borrowings outstanding under its $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 0.50 to 1.25% (the “applicable margin” depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest at the Company’s option. Accordingly, the Company may be exposed to the impact of interest rate movements. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps.

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At July 2, 2006, the Company had $4.3 million in high-grade overnight repurchase agreements, and $6.2 million in short-term investments in the form of federal, state, and municipal bonds. As of July 2, 2006, the Company has classified all short-term investments as trading securities. The market risk on such investments is minimal due to their short-term nature.

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

There have been no material changes in the status of the Company’s legal proceedings from those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

Item 1A.  Risk Factors

There have been no material changes in the risk factors disclosed by the Company under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

The 2006 Annual Meeting of Shareholders of the Company was held on May 9, 2006, at which the following proposals were voted upon by the shareholders: (i) election of three Class II directors to serve until the 2009 Annual Meeting of Shareholders; and (ii) ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm to serve for fiscal year ending December 31, 2006. Holders of 33,484,015 shares of the Company’s common stock were entitled to vote at the meeting. The shareholders elected three Class II directors with a term expiring at the 2009 Annual Meeting of Shareholders. As to each of the following named individuals, the holders of the indicated number of shares of the Company’s common stock voted for his/her election, and the holders of the indicated number of shares withheld authority to vote for election. There were no broker non-votes.

		Shares
	Shares	Withholding
	Voting For:	Authority:
	-------------------	-------------------
Carolyn H. Byrd	31,251,043	780,584
Philip J. Hickey, Jr.	31,174,940	856,687
Dick R. Holbrook	31,980,453	51,174

Eugene I. Lee, Jr., Ronald W. San Martin, James D. Dixon, Roger L. Boeve, Don L. Chapman, and Lewis H. Jordan continued their terms as directors. The selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 was ratified as follows: 29,607,771 shares voted in favor of ratification; 2,419,358 shares voted against the ratification; 4,498 shares abstained; and there were no broker non-votes.

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

Date: August 10, 2006	/s/ W. Douglas Benn
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

Dated: August 10, 2006	/s/ Philip J. Hickey, Jr.
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

Date: August 10, 2006	/s/ W. Douglas Benn
W. Douglas Benn
Executive Vice President, Finance and
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

RULE 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934

AND 18 U.S.C. SECTION 1350

In connection with the quarterly report of RARE Hospitality International, Inc. (the “Registrant”) on Form 10-Q for the quarterly period ended July 2, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip J. Hickey, Jr., Chief Executive Officer of the Registrant, certify, in accordance with Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, that to the best of my knowledge:

(1)  The Report, to which this certification is attached as Exhibit 32.1, fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: August 10, 2006	/s/ Philip J. Hickey, Jr.
Philip J. Hickey, Jr.
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

RULE 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934

AND 18 U.S.C. SECTION 1350

In connection with the quarterly report of RARE Hospitality International, Inc. (the “Registrant”) on Form 10-Q for the quarterly period ended July 2, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, W. Douglas Benn, Executive Vice President, Finance and Chief Financial Officer of the Registrant, certify, in accordance with Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, that to the best of my knowledge:

(1)   The Report, to which this certification is attached as Exhibit 32.1, fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: August 10, 2006	/s/ W. Douglas Benn
W. Douglas Benn
Executive Vice President, Finance and
Chief Financial Officer