Form 10-Q
period 2006-10-01
RARE HOSPITALITY INTERNATIONAL INC
filed 2006-11-02
CIK 883976

____________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended October 1, 2006

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

Yes ☐No ☒

As of October 27, 2006, there were 34,071,011 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

Part I - Financial Information	Page
-----
Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets as of
October 1, 2006 and December 25, 2005	1

Consolidated Statements of Operations
for the quarters and nine months ended
October 1, 2006 and September 25, 2005	2

Consolidated Statement of Shareholders’ Equity and
Comprehensive Income for the nine months ended October 1, 2006	3

Condensed Consolidated Statements of Cash Flows for the
nine months ended October 1, 2006 and September 25, 2005	4

Notes to the Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

Part II - Other Information

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Securities Holders	24

Item 5. Other Information	24

Item 6. Exhibits	25

Signatures	25

Part I - Financial Information

Item 1. Consolidated Financial Statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

October 1,	December 25,
Assets	2006	2005
	(As Adjusted - Note 2)
Current assets:
Cash and cash equivalents	$2,991	$12,107
Short-term investments	6,228	6,203
Accounts receivable	15,144	15,807
Inventories	15,697	14,516
Prepaid expenses	7,597	6,558
Deferred income taxes	12,970	9,425
Assets of discontinued operations	47,661	45,978
-------------	-------------
Total current assets	108,288	110,594

Property & equipment, less accumulated depreciation and
amortization of $221,416 in 2006 and $199,707 in 2005	494,354	452,820
Goodwill	19,187	19,187
Deferred income taxes	4,284	--
Other	21,580	18,324
	-------------	-------------
Total assets	$647,693	$600,925
========	========

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$29,171	$30,026
Accrued expenses	74,126	77,983
Income taxes payable	4,501	1,152
Current installments of obligations under
capital leases	317	269
Liabilities of discontinued operations	3,112	1,873
-------------	-------------
Total current liabilities	111,227	111,303

Obligations under capital leases, net

of current installments	40,493	38,991
Deferred income taxes	--	1,285
Other	31,302	27,432
	-------------	-------------
Total liabilities	183,022	179,011

Minority interest	1,051	1,193
-------------	-------------

Shareholders’ equity:

Preferred stock – no par value. Authorized 10,000 shares, none issued	--	--
Common stock	244,254	229,955
Unearned compensation-restricted stock	--	(1,470)
Retained earnings	271,841	244,711
Treasury shares at cost; 1,952 shares in 2006 and in 2005	(52,475)	(52,475)
	-------------	-------------
Total shareholders’ equity	463,620	420,721
	-------------	-------------
Total liabilities and shareholders’ equity	$647,693	$600,925
========	========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Quarter Ended	Nine Months Ended
-------------------			------------------------
Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
2006	2005	2006	2005
---------	---------	---------	---------
	(As Adjusted –		(As Adjusted –
Revenues:	Note 2)		Note 2)

Restaurant sales:

LongHorn Steakhouse	$180,414	$161,430	$575,898	$ 495,116
The Capital Grille	45,473	37,891	144,523	115,908
Specialty concepts	2,007	2,059	6,184	5,712
-------------		-------------	-------------	-------------
Total restaurant sales	227,894	201,380	726,605	616,736
Franchise revenues	165	109	440	330
	-------------	-------------	-------------	-------------
Total revenues	228,059	201,489	727,045	617,066
	-------------	-------------	-------------	-------------

Costs and expenses:

Cost of restaurant sales	84,055	73,400	265,647	226,030
Operating expenses - restaurants	104,973	91,091	320,831	269,047

Depreciation and amortization

- restaurants	9,108	7,874	26,855	22,789

Provisions for asset impairments, restaurant closings,

and other charges	4,946	--	4,946	--
Pre-opening expense - restaurants	2,627	1,555	7,169	5,454
General and administrative expenses	15,278	12,420	48,511	35,545
-------------	-------------	-------------	-------------
Total costs and expenses	220,987	186,340	673,959	558,865
-------------	-------------	-------------	-------------

Operating income	7,072	15,149	53,086	58,201
Interest expense, net	674	520	1,769	1,171
Minority interest (income) expense	(23)	22	102	208
-------------	-------------	-------------	-------------
Earnings from continuing operations before income taxes	6,421	14,607	51,215	56,822
Income tax expense	1,870	4,849	16,671	18,874
-------------	-------------	-------------	-------------
Earnings from continuing operations	4,551	9,758	34,544	37,948
-------------	-------------	-------------	-------------
Earnings (loss) from discontinued operations,
net of income taxes	(8,050)	(170)	(7,414)	724
-------------	-------------	-------------	-------------
Net earnings (loss)	$(3,499)	$9,588	$27,130	$38,672
========	========	========	========

Weighted average common shares outstanding:

Basic	33,729	33,515	33,624	33,903
========	========	========	========

Diluted	34,586	34,602	34,593	35,253
========	========	========	========

Basic earnings (loss) per common share	$(0.10)	$0.29	$0.81	$1.14
	========	========	========	========

Diluted earnings (loss) per common share	$(0.10)	$0.28	$0.78	$1.10
	========	========	========	========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the nine months ended October 1, 2006

(In thousands, unaudited)

Total
Common Stock		Restricted	Retained	Treasury	Shareholders’
Shares	Amount	Stock	Earnings	Stock	Equity
---------	-----------	-----------	-------------	--------------	---------------

Balance, December 25, 2005

(as adjusted – see Note 2)	35,436	$229,955	$(1,470)	$244,711	$(52,475)	$420,721
Adoption of FAS 123R (see Note 3)	--	875	1,470	--	--	2,345

Net earnings and total

comprehensive income	--	--	--	27,130	--	27,130
Stock based compensation expense	--	6,670	--	--	--	6,670

Issuance of shares pursuant

to restricted stock award	236	--	--	--	--	--

Tax benefit of stock options

exercised and vesting of
restricted stock	--	2,184	--	--	--	2,184

Issuance of shares pursuant to

exercise of stock options	340	4,570	--	--	--	4,570
	-------------	---------------	---------------	---------------	--------------	---------------
Balance, October 1, 2006	36,012	$244,254	$--	$271,841	$(52,475)	$463,620
========		=========	=========	=========	========	=========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

Nine Months Ended
--------------------------
October 1,	Sept. 25,
2006	2005
------------	------------

Cash flows from operating activities:

Net earnings from continuing operations	$34,544	$37,948
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	28,071	25,386
Stock-based compensation	6,670	--
Changes in working capital accounts	(5,094)	(14,377)
Minority interest	102	208
Deferred income tax benefit	(9,114)	(6,634)
(Purchase)/Sale of short-term investments	(25)	25,048
	-------------	-------------
Net cash provided by operating activities of continuing operations	55,154	67,579
	-------------	-------------
Net cash provided by operating activities of discontinued operations	4,394	7,519
	-------------	-------------

Cash flows from investing activities:

Purchase of property and equipment by continuing operations	(70,793)	(57,151)
-------------	-------------
Purchase of property and equipment by discontinued operations	(4,396)	(7,517)
-------------	-------------

Cash flows from financing activities:

Purchase of common stock for treasury	--	(39,298)
Proceeds from line of credit	--	4,500
Proceeds from exercise of stock options	4,570	5,458
Distributions to minority partners	(244)	(281)
Increase (decrease) in bank overdraft included in accounts
payable and accrued liabilities	(1,537)	4,752
Principal payments on capital leases	(170)	(141)
Tenant incentives received under capital leases	1,720	--
Tax benefit from share-based compensation	2,184	--
-------------	-------------
Net cash provided by (used in) financing activities
of continuing operations	6,523	(25,010)
-------------	-------------
Net decrease in cash and cash equivalents	(9,118)	(14,580)
Cash and cash equivalents, beginning of period	12,168	19,547
-------------	-------------
Cash and cash equivalents, end of period	$3,050	$4,967
========	========
Cash and cash equivalents of continuing operations, end of period	$2,991	$4,905
========	========
Cash and cash equivalents of discontinued operations, end of period	$59	$62
========	========

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$16,234	$16,773
	========	========
Cash paid for interest net of amounts capitalized	$2,254	$2,542
	========	========

Supplemental disclosure of non-cash financing and

investing activities:
Assets acquired under capital lease	$--	$--
	========	========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of October 1, 2006 and December 25, 2005 and for the quarters and nine months ended October 1, 2006 and September 25, 2005 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of Management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005.

The Company records revenues for normal recurring sales upon the performance of services. Revenues from the sale of franchises are recognized as income when substantially all of the Company’s material obligations under the franchise agreement have been performed. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned.

The Company operates on a 52- or 53- week fiscal year ending on the last Sunday in each calendar year. Each of the four fiscal quarters is typically made up of 13 weeks; however, since fiscal 2006 will be a 53-week period, the first fiscal quarter of 2006 contained 14 operating weeks. The fiscal quarters ended October 1, 2006 and September 25, 2005 each contained 13 weeks and are referred to hereafter as the “third quarter of 2006” and the “third quarter of 2005”, respectively. The first, second, and third quarters of the 2006 fiscal year are referred to as the “nine months ended October 1, 2006” or the “40 weeks ended October 1, 2006” and the first, second and third quarters of the 2005 fiscal year are referred to as the “nine months ended September 25, 2005” or the “39 weeks ended September 25, 2005.”

On September 21, 2006, the Company announced that its Board of Directors had approved exiting the Bugaboo Creek Steak House business through the probable sale of the restaurants and brand. In the accompanying consolidated financial statements, financial results relating to the operations to be divested are presented as discontinued operations. Financial results for Bugaboo Creek Steak House for each of the fiscal quarters in the fiscal year 2005 and each of the fiscal quarters in the nine months ended October 1, 2006, were as follows (in thousands):

			Fiscal Quarter		Full Year
--------------------------------------------------------------------				---------------------
			13 Weeks Ended		52 Weeks Ended
--------------------------------------------------------------------				---------------------
	March 27,	June 26,	Sept. 25,	Dec. 25,	Dec. 25,
	2005	2005	2005	2005	2005
	--------------	-------------	------------	------------	--------------
Restaurant Sales	$24,635	$24,022	$23,907	$24,746	$97,310
	-------------	-------------	------------	------------	--------------

Costs and expenses:

Cost of restaurant sales	8,893	8,683	8,897	8,974	35,447
Operating expenses-restaurants	12,808	12,529	12,682	13,146	51,165
Depreciation and amortization-
restaurants	988	1,011	1,071	1,130	4,200
Pre-opening expense-restaurants	166	350	344	73	933
Provision for asset impairments,
restaurant closings, and other charges	--	--	--	2,712	2,712
General and administrative expenses	919	978	1,175	976	4,048
------------	------------	------------	------------	--------------
Total costs and expenses	23,774	23,551	24,169	27,011	98,505
------------	------------	------------	------------	--------------
Earnings (loss) before income taxes	861	471	(262)	(2,265)	(1,195)
Income tax expense (benefit)	262	176	(92)	(743)	(397)
------------	------------	------------	------------	--------------
Net earnings (loss)	$599	$295	$(170)	$(1,522)	$(798)
=======	=======	=======	=======	========

		Fiscal Quarter		Nine Months
---------------------------------------------------------			-----------------
	14 Weeks	13 Weeks Ended		40 Weeks
	Ended	-------------------------------		Ended
	April 2,	July 2,	Oct. 1,	Oct. 1,
	2006	2006	2006	2006
--------------------------------------------------------				----------------
Restaurant Sales	$30,255	$27,025	$26,010	$83,290
	-------------	-------------	-------------	-------------

Costs and expenses:

Cost of restaurant sales	11,038	9,853	9,698	30,589
Operating expenses-restaurants	15,986	14,477	14,300	44,763
Depreciation and amortization-restaurants	1,164	1,086	1,125	3,375
Pre-opening expense-restaurants	102	161	--	263
Provision for asset impairments, restaurant
closings, and other charges	--	--	12,280	12,280
General and administrative expenses	1,270	1,195	987	3,452
-------------	-------------	-------------	-------------
Total costs and expenses	29,560	26,772	38,390	94,722
-------------	-------------	-------------	-------------
Earnings (loss) before income taxes	695	253	(12,380)	(11,432)
Income tax expense (benefit)	229	83	(4,330)	(4,018)
--------------	--------------	--------------	--------------
Net earnings (loss)	$466	$170	$(8,050)	$(7,414)
========	========	========	========

Earnings (loss) from discontinued operations for 2006 includes a third quarter asset impairment charge of approximately $12,280,000 ($7,982,000, net of tax) based upon Management’s estimate of the impairment to be realized upon the anticipated divestiture of the Bugaboo Creek Steak House business. Associated with this planned divestiture, in addition to costs included in the third quarter impairment charge, the Company expects to pay retention bonuses of approximately $2.0 million and incur rent termination costs of approximately $1.8 million. None of these amounts have been expensed or paid. Unless otherwise noted, discussions and amounts throughout these Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s continuing operations.

In the third quarter of 2006, the Company changed its accounting policies associated with the accrual of utilities and vacation expense. Historically, the Company’s practice was to expense utility and vacation costs in the period in which these items were paid, which generally resulted in a full year of utilities and vacation expense in the consolidated statements of income. The utility costs are now accrued in the period used and vacation costs are accrued in the period earned. The cumulative amount of these changes as of the beginning of fiscal 2006 was approximately $5.8 million ($3.6 million, net of tax) and, as provided by Staff Accounting Bulletin No. 108 issued in September 2006, the impact was recorded as a reduction of retained earnings as of the beginning of fiscal 2006. The pre-tax impact in the current year of this change in accounting policy was an increase in accrued expenses of approximately $175,000 and $465,000 for the quarter and nine months ended October 1, 2006. The changes do not have any impact on the Company’s cash flow or prior year financial statements.

The Company has made certain reclassifications to the fiscal 2005 consolidated financial statements, as previously reported, to conform to the current classifications. Reclassifications due to the retrospective adoption of Financial Accounting Standards Board

(“FASB”) Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” resulted in a change in net income as previously reported (see Note 2). Reclassifications associated with the adoption of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” required certain share-based awards previously reported as liabilities and contra-equity accounts to be classified as common stock (see Note 3).

2.	Change in Accounting for Construction Period Rent

On October 6, 2005, the FASB issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 is effective for the Company’s 2006 fiscal year and requires the Company to expense rental costs incurred during the construction period associated with ground or building operating leases. FSP 13-1 allows for retrospective application in accordance with FASB Statement No. 154, “Accounting Changes and Error Correction.” When adopting FSP 13-1, the Company elected to retrospectively apply the provisions of FSP 13-1 to its financial statements for all prior periods.

Prior to the issuance of FSP 13-1, the Company capitalized all rental costs associated with ground or building operating leases during each construction period. Pursuant to FSP 13-1, rental costs associated with ground or building operating leases incurred during construction are to be recognized in pre-opening expense – restaurants for each quarter during 2006.

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

The following tables contain information regarding the impact of the retrospective application of FSP 13-1. All amounts, except per share amounts are in thousands (amounts may not add due to rounding):

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Balance Sheets

September 25, 2005			December 25, 2005
--------------------------------------------------------		-------------------------------------------------------
(Results prior			(Results prior
to application	(As	(Effect of	to application	(As	(Effect of
of FSP 13-1)	Adjusted)	Change)	of FSP 13-1)	Adjusted)	Change)
-------------	--------------	-------------	-------------	-------------	-------------

ASSETS

Current assets:

Cash and cash equivalents	$4,905	$4,905	$--	$12,107	$12,107	$--
Short-term investments	9,847	9,847	--	6,203	6,203	--
Accounts receivable	12,166	12,166	--	15,807	15,807	--
Inventories	12,975	12,975	--	14,516	14,516	--
Prepaid expenses	6,904	6,904	--	6,558	6,558	--
Deferred income taxes	9,497	8,000	(1,497)	11,320	9,425	(1,895)
Assets of discontinued operations	47,245	46,493	(752)	47,179	45,978	(1,201)
	-------------	-------------	-------------	-------------	-------------	-------------
Total current assets	103,539	101,290	(2,249)	113,690	110,594	(3,096)

Property and equipment, less accumulated

depreciation and amortization	429,727	424,427	(5,300)	458,161	452,820	(5,341)
Goodwill	19,187	19,187	--	19,187	19,187	--
Other	16,836	16,836	--	18,324	18,324	--
	-------------	-------------	-------------	-------------	-------------	-------------
Total assets	$569,289	$561,740	$(7,549)	$609,362	$600,925	$(8,437)
=========	=========	=========	=========	=========	=========

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$22,315	$22,315	$--	$30,026	$30,026	$--
Accrued expenses	66,464	51,783	(14,681)	93,540	77,983	(15,557)
Notes Payable	4,500	4,500	--	--	--	--
Income taxes payable	2,807	2,807	--	1,152	1,152	--
Current installments of obligations under
capital leases	273	273	--	269	269	--
Liabilities of discontinued operations	3,888	4,805	917	1,402	1,873	471
-------------	-------------	-------------	-------------	-------------	-------------
Total current liabilities	100,247	86,483	(13,764)	126,389	111,303	(15,086)

Deferred income taxes	8,701	3,555	(5,146)	6,933	1,285	(5,648)
Debt, net of current installments..................	--	--	--	--	--	--
Obligations under capital leases, net
of current installments.............................	36,929	36,929	--	38,991	38,991	--
Other	8,361	25,603	17,242	9,084	27,432	18,348
-------------	-------------	-------------	-------------	-------------	-------------
Total liabilities	154,238	152,570	(1,668)	181,397	179,011	(2,386)

Minority interest	1,236	1,236	--	1,193	1,193	--
-------------	-------------	-------------	-------------	-------------	-------------

Shareholders’ equity:

Preferred stock, no par value. Authorized
10,000 shares, none issued	--	--	--	--	--	--
Common stock, no par value	226,569	226,569	--	229,955	229,955	--
Unearned compensation - restricted stock	(1,538)	(1,538)	--	(1,470)	(1,470)	--
Retained earnings	241,259	235,378	(5,881)	250,762	244,711	(6,051)
Treasury shares at cost	(52,475)	(52,475)	--	(52,475)	(52,475)	--
-------------	-------------	-------------	-------------	-------------	-------------
Total shareholders’ equity	413,815	407,934	(5,881)	426,772	420,721	(6,051)
-------------	-------------	-------------	-------------	-------------	-------------
Total liabilities and shareholders’ equity	$569,289	$561,740	$(7,549)	$609,362	$600,925	$(8,437)
=========	=========	=========	=========	=========	=========

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statements of Operations

13 Weeks Ended
September 25, 2005
------------------------------------------------------------------------
(Results prior
to application		(As	(Effect of
	of FSP 13-1)	Adjusted)	Change)
	---------------	---------------	---------------
Total revenues	$201,489	$201,489	$--

Costs and expenses:
Cost of restaurant sales	73,400	73,400	--
Operating expenses - restaurants	91,091	91,091	--
Depreciation and amortization - restaurants	7,952	7,874	(78)
Pre-opening expense - restaurants	1,274	1,555	281
General and administrative expenses	12,420	12,420	--
	------------	------------	------------
Total operating costs and expenses	186,137	186,340	203
	------------	------------	------------
Operating income	15,352	15,149	(203)
Interest expense, net	520	520	--
Minority interest	22	22	--
	------------	------------	------------
Earnings from continuing operations before income taxes	14,810	14,607	(203)
Income tax expense (benefit)	4,926	4,849	(77)
	------------	------------	------------
Earnings from continuing operations	9,884	9,758	(126)
	------------	------------	------------
Earnings (Loss) from discontinued operations, net of income taxes	(147)	(170)	(23)
	------------	------------	------------
Net earnings	$9,737	$9,588	$(149)
=========	=========	=========
Weighted average common shares outstanding:
Basic	33,515	33,515	33,515
=========	=========	=========
Diluted	34,602	34,602	34,602
	=========	=========	=========
Earnings (loss) per common share:
Basic	$0.29	$0.29	$(0.00)
	=========	=========	=========
Diluted	$0.28	$0.28	$(0.00)
	=========	=========	=========

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statements of Operations

Nine Months Ended
September 25, 2005
------------------------------------------------------------------------
(Results prior
to application	(As	(Effect of
of FSP 13-1)	Adjusted)	Change)
---------------	---------------	---------------

Total revenues	$617,066	$617,066	$--

Costs and expenses:
Cost of restaurant sales	226,030	226,030	--
Operating expenses - restaurants	269,047	269,047	--
Depreciation and amortization - restaurants	23,051	22,789	(262)
Pre-opening expense - restaurants	4,805	5,454	649
General and administrative expenses	35,545	35,545	--
------------	------------	------------
Total operating costs and expenses	558,478	558,865	387
------------	------------	------------
Operating income	58,588	58,201	(387)
Interest expense, net	1,171	1,171	--
Minority interest	208	208	--
------------	------------		------------
Earnings before income taxes	57,209	56,822	(387)
Income tax expense (benefit)	19,020	18,874	(146)
------------	------------		------------
Earnings from continuing operations	38,189	37,948	(241)
	------------	------------	------------
Earnings from discontinued operations, net of income taxes	817	724	(93)
	------------	------------	------------

Net earnings	$39,006	$38,672	$(334)
=========	=========	=========
Weighted average common shares outstanding:
Basic	33,903	33,903	33,903
=========	=========	=========
Diluted	35,253	35,253	35,253
=========	=========	=========
Earnings (loss) per common share:
Basic	$1.15	$1.14	$(0.01)
=========	=========	=========
Diluted	$1.11	$1.10	$(0.01)
=========	=========	=========

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statements of Operations

Year Ended
December 25, 2005
-------------------------------------------------------------------------
(Results prior
to application	(As	(Effect of
of FSP 13-1)	Adjusted)	Change)
---------------	---------------	---------------

Total revenues	$839,266	$839,266	$--

Costs and expenses:

Cost of restaurant sales	307,741	307,741	--
Operating expenses - restaurants	364,566	364,566	--
Provision for asset impairment, restaurant closings, and other charges	557	557	--
Depreciation and amortization - restaurants	31,586	31,244	(342)
Pre-opening expense - restaurants	6,486	7,483	997
General and administrative expenses	48,064	48,064	--
------------	------------	------------
Total operating costs and expenses	759,000	759,655	655
------------	------------	------------
Operating income	80,266	79,611	(655)
Interest expense, net	1,921	1,921	--
Minority interest	215	215	--
------------	------------	------------
Earnings from continuing operations before income taxes	78,130	77,475	(655)
Income tax expense (benefit)	25,347	25,098	(249)
------------	------------	------------
Earnings from continuing operations	52,783	52,377	(406)
------------	------------	------------
Loss from discontinued operations, net of income taxes	(701)	(798)	(97)
------------	------------	------------
Net earnings	$52,082	$51,579	$(503)
=========	=========	=========
Weighted average common shares outstanding:
Basic	33,764	33,764	33,764
=========	=========	=========
Diluted	34,817	34,817	34,817
=========	=========	=========
Earnings (loss) per common share:
Basic	$1.54	$1.53	$(0.01)
=========	=========	=========
Diluted	$1.50	$1.48	$(0.01)
=========	=========	=========

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statements of Operations

Year Ended
December 25, 2004
-------------------------------------------------------------------------
(Results prior
to application	(As	(Effect of
of FSP 13-1)	Adjusted)	Change)
---------------	---------------	---------------

Total revenues	$717,472	$717,472	$--

Costs and expenses:
Cost of restaurant sales	264,307	264,307	--
Operating expenses - restaurants	306,591	306,591	--
Provision for asset impairment, restaurant closings, and other charges	922	922	--
Depreciation and amortization - restaurants	27,000	26,703	(297)
Pre-opening expense - restaurants	6,186	7,190	1,004
General and administrative expenses	41,814	41,814	--
------------	------------	------------
Total operating costs and expenses	646,820	647,527	707
------------	------------	------------
Operating income	70,652	69,945	(707)
Interest expense, net	1,328	1,328	--
Minority interest	300	300	--
------------	------------	------------
Earnings before income taxes	69,024	68,317	(707)
Income tax expense (benefit)	22,950	22,682	(268)
------------	------------	------------
Earnings from continuing operations	46,074	45,635	(439)
------------	------------	------------
Earnings from discontinued operations, net of income taxes	1,456	1,354	(102)
------------	------------	------------
Net earnings	$47,530	$46,989	$(541)
=========	=========	=========

Weighted average common shares outstanding:

Basic	33,811	33,811	33,811
=========	=========	=========
Diluted	35,374	35,374	35,374
=========	=========	=========
Earnings (loss) per common share:
Basic	$1.41	$1.39	$(0.02)
=========	=========	=========
Diluted	$1.34	$1.33	$(0.02)
=========	=========	=========

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

Historically, the Company utilized the Black-Scholes option-pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use this model, the standard also permits the use of a “lattice” model. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under the previous standard. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

Effective December 26, 2005, the start of the first quarter of fiscal 2006, the Company began recording compensation expense associated with share-based awards and other forms of equity compensation in accordance with SFAS 123R. The Company adopted SFAS 123R using the modified prospective transition method, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in the third quarter and first nine months of fiscal year 2006 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 26, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Consistent with the modified prospective transition method, all balances associated with unvested restricted stock were eliminated against the appropriate equity amounts upon the adoption of SFAS 123R. When determining grant date fair market value in accordance with the provisions of SFAS 123R, the Company elected to continue to utilize the Black-Scholes option-pricing model. The adoption of SFAS 123R did not have a material affect on the recognition of expense for restricted stock issued under the Company’s Managing Partner Program discussed below.

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

The Amended and Restated RARE Hospitality International, Inc. 1996 Stock Plan for Outside Directors (the “1996 Stock Option Plan”) provides for the automatic granting of non-qualified stock options to outside directors. The 1996 Stock Option Plan authorizes the granting of options to purchase up to an aggregate of 225,000 shares of common stock. All stock options issued under the 1996 Stock Option Plan are granted at prices which are equal to the current market value on the date of the grant, become exercisable six months and one day after the date of grant, and must be exercised within ten years from the date of grant.

On February 8, 2006, the Company awarded performance-based restricted stock units to certain executives under the Company’s 2002 Plan. Performance-based restricted stock units have dividend equivalent rights equal to the cash dividend paid on shares of restricted stock. However, performance-based restricted stock units do not have voting rights of common stock and are not considered issued and outstanding. Performance-based restricted stock units would become newly issued shares when vested and converted to common stock. Conversion of those performance-based restricted stock units to common stock is contingent upon the Company meeting revenue growth and adjusted earnings per share performance goals. Each participant was granted a base number of performance-based restricted stock units. At the end of the three-year performance period, the number of units converted to shares and issued to participants will be increased, decreased or remain the same based upon actual growth in revenue and adjusted earnings per share, versus targeted growth. The shares, as determined at the end of the performance year (fiscal 2008), will be issued in February, 2009 if the Company’s targets are achieved. The total number of performance-based restricted stock units granted in the first nine months of 2006 was 71,732. The amount expensed for the quarter and nine months ended October 1, 2006 was approximately $137,000 and $367,000, respectively, based upon the number of units granted and Management’s estimate of the revenue and adjusted earnings per share to be achieved as compared to the respective targets. Amounts expensed will be periodically adjusted to reflect the most current projection of the achievement of performance goals.

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

The following table provides information about the common stock that may be issued under all of the Company’s existing equity compensation plans as of October 1, 2006:

Number of Securities to	Weighted Average	Number of Securities
Be Issued Upon Exercise	Price of	Remaining Available
Plan Category	Of Outstanding Awards	Outstanding Awards	for Future Issuance
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Equity compensation	2,463,589	(1)	$27.47	1,038,625	(6)
plans approved by	626,241	(2)	$14.22	11,730
shareholders	126,562	(3)	$16.98	11,251
555,757	(4)	$8.15	--
Equity compensation plans
not approved by shareholders	25,250	(5)	$8.39	--
----------------	--------------	----------------
Total	3,797,399	$21.98	1,061,606
==========	==========

(1)	RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan.
(2)	RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan.
(3)	Amended and Restated RARE Hospitality International, Inc. 1996 Stock Plan for Outside Directors. No further options may be granted under the terms of this plan.
(4)	LongHorn Steaks, Inc. Amended and Restated 1992 Incentive Plan. No further options may be granted under the terms of this plan.
(5)

These options were granted on the same terms as those under the RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan and were granted at prices which equated to current market value on the date of grant, are generally exercisable after three to five years, and must be exercised within ten years from the date of grant.

(6)	These shares may also be granted as future awards of restricted stock.

Grant-Date Fair Value

Upon adoption of SFAS 123R, the Company elected to continue to use the Black-Scholes option pricing model to calculate the grant-date fair value of awards. The fair value of options granted during the first nine months of fiscal 2006 and fiscal 2005 were calculated using the following assumptions:

Fiscal Quarters Ended
-------------------------------------------------------------------------------------------------------------
Oct. 1,	Sept. 25,	July 2,	June 26,	April 2,	March 27,
2006	2005	2006	2005	2006	2005
---------	---------	---------	--------	--------	--------
Expected life (in years)	4.00	4.00	4.00	4.00	4.00	4.00
Expected volatility	26.22%	28.00%	26.59%	28.00%	27.34%	28.00%
Risk-free interest rate	5.125%	4.375%	4.75%	4.375%	4.375%	4.375%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

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

Total share-based compensation expense of approximately $2,311,000 and $6,672,000 has been included in the Company’s Consolidated Statements of Income for the quarter and nine months ended October 1, 2006, respectively. Included in this amount is stock option expense related to options granted, but not yet vested as of October 1, 2006, that was recognized as a result of adopting SFAS 123R, restricted stock and performance-based restricted stock units issued under the Company’s new stock-based compensation programs and restricted stock expense under the Company’s Managing Partner Program. No amount of share-based compensation was capitalized. Amounts expensed under each of these programs were as follows (in thousands):

13 Weeks Ended	40 Weeks Ended
October 1, 2006		October 1, 2006
--------------------	--------------------
Performance-based restricted stock units	$138	$367
Restricted stock issued under new stock-based compensation programs	466	1,243
Restricted stock issued to Managing Partners	495	1,425
Stock options	1,212	3,637
	------------	------------
Total stock based compensation	$2,311	$6,672
	=======	=======

The impact of adopting SFAS 123R is as follows (in thousands, except per share amounts):

13 Weeks Ended		40 Weeks Ended
October 1, 2006		October 1, 2006
------------------		------------------
General and administrative expenses	$(1,816)	$(5,247)
	---------------	---------------
Share-based compensation expense before income taxes	(1,816)	(5,247)
Tax benefit	486	1,379
	---------------	---------------
Share-based compensation expense after income taxes	$(1,330)	$(3,868)
	=========	=========
Effect on:
Earnings per share – Basic	$(0.04)	$(0.12)
	=========	=========
Earnings per share – Diluted	$(0.04)	$(0.11)
	=========	=========

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) were reported as operating cash flows. SFAS 123R requires that such tax benefits be recorded as a financing cash inflow rather than a deduction of taxes paid. For the quarter and nine months ended October 1, 2006, there was not any excess tax benefit recognized resulting from share-based compensation cost.

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

The following table details the effect on net income and earnings per share had share-based compensation expense been recorded for the third quarter and first nine months of fiscal 2005 based on the fair-value method under SFAS 123. The reported and pro forma net income and earnings per share for the third quarter of fiscal 2006 are the same since share-based compensation expense was calculated under the provisions of SFAS 123R (in thousands, except per share amounts):

13 Weeks Ended	39 Weeks Ended
Sept. 25, 2005	Sept. 25, 2005
-------------------	-------------------
Net income, as reported	$9,588	$38,672
Add back: Share-based compensation expense recorded,
net of related tax effects	279	749
Deduct: Total share-based compensation expense determined under
fair value based method for all awards, net of related tax effects	(1,205)	(3,468)
---------------	---------------
Pro forma net income	$8,662	$35,953
=========	=========
Basic earnings per common share:
As reported	$0.29	$1.14
=========	=========
Pro forma	$0.26	$1.06
=========	=========
Diluted earnings per common share:
As reported	$0.28	$1.10
=========	=========
Pro forma	$0.25	$1.03
=========	=========

As of October 1, 2006, there was $6,873,000 of unrecognized compensation costs related to unvested stock option awards that is expected to be recognized over a weighted average period of 1.0 year. As of October 1, 2006, there was $2,753,000 of unrecognized compensation costs related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years.

Share-based Activity

Option activity for the nine months ended October 1, 2006 was as follows:

		Weighted-Average
	Options	Exercise Price
	-----------	-----------------
Outstanding at December 25, 2005	3,213,379	$18.39
Granted	825,497	$31.39
Exercised	(340,036)	$13.44
Forfeited or Cancelled	(81,289)	$29.87
	---------------	---------------
Outstanding at October 1, 2006	3,617,551	$21.51
=========

The fair value of options granted in the third quarter and first nine months of 2006 was $227,000 and $6,187,000, respectively. The fair value of options granted in the third quarter and first nine months of 2005 was $713,000 and $3,086,000, respectively. Total intrinsic value of options exercised in the third quarter of 2006 and 2005 was $290,000 and $2,353,000, respectively. Total intrinsic value of options exercised in the 40 weeks ended October 1, 2006 and the 39 weeks ended September 25, 2005 was $5,719,000 and $5,931,000, respectively. As of October 1, 2006 and September 25, 2005, the total intrinsic value of options outstanding and options exercisable was approximately $33.7 million and $32.8 million, respectively. Intrinsic value is the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised.

The following table summarizes information concerning outstanding and exercisable options as of October 1, 2006:

Range of Exercise Prices	Options Outstanding			Options Exercisable
------------------------------	-------------------------			------------------------
	Options	Life(1)	Price(2)	Options	Price(2)
----------	---------	--------------		----------	--------------
$0.01-$5.00	47,500	1.4	$4.33	47,500	$4.33
$5.01-$10.00	623,994	3.0	$8.26	623,994	$8.26
$10.01-$15.00	458,122	4.3	$14.73	458,122	$14.73
$15.01-$20.00	573,646	5.9	$17.47	573,646	$17.47
$20.01-$25.00	207,579	7.0	$22.40	184,616	$22.26
$25.01-$30.00	665,734	7.9	$27.43	380,091	$27.15
$30.01 or greater	1,040,976	9.1	$31.49	163,458	$31.49
--------------		-------	--------------	--------------	--------------
3,617,551		6.5	$21.51	2,431,427	$17.15
========				========

(1) Represents the weighted-average remaining contractual life in years.

(2) Represents the weighted-average exercise price.

Non-vested restricted stock awards as of October 1, 2006 and changes during the nine months ended October 1, 2006 were as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
	-----------	--------------
Nonvested at December 25, 2005	115,878	$25.12
Granted	237,968	$31.30
Vested	(43,915)	$23.33
Forfeited	(2,197)	$26.43
	-----------	------------
Nonvested at October 1, 2006	307,734	$30.15
=======

Total grant date fair value of restricted stock that vested during the third quarter of 2006 and 2005 was $71,000 and $502,000, respectively. Total grant date fair value of restricted stock that vested during the first nine months of 2006 and 2005 was $1,025,000 and $1,182,000, respectively. The total grant date fair value of non-vested restricted stock at October 1, 2006 was $9,277,000.

4.	Provision for asset impairment, restaurant closings, and other charges

The provision for asset impairments, restaurant closings, and other charges of approximately $4.9 million ($3.1 million, net of tax) in the third quarter of 2006 consisted of the write down of asset values for eight LongHorn Steakhouse restaurants. The impairment for four of these LongHorn Steakhouse restaurants related to Management’s decision to not exercise future lease options for these restaurants as the current lease term expires. The impairment for all these restaurants related to forecasts by Management that indicate that the investment for each of these restaurants would not be fully recovered by anticipated future cash flows. The impairment charge for each of these restaurants represents the difference between the estimated fair value, using discounted estimated future cash flows, and the carrying value.

5.	Long-Term Debt

At October 1, 2006, no borrowings were outstanding under the Company’s $100.0 million revolving credit agreement, and the Company was in compliance with all of its debt covenants. Interest expense is reported net of interest income and capitalized interest. Interest income equated to $110,000 and $204,000 for the third quarter of 2006 and 2005, respectively, and to $411,000 and $766,000 for the first nine months of 2006 and 2005, respectively. Interest capitalized in the third quarter of 2006 and 2005 was $183,000 and $237,000, respectively, and was $664,000 and $738,000 for the first nine months of 2006 and 2005, respectively.

6.	Income Taxes

Income tax expense for the third quarter and first nine months of 2006, as it relates to continuing operations, excluding the FAS 144 charge related to the impairment of eight LongHorn Steakhouse restaurants of approximately $4.9 million ($3.1 million, net of tax), has been provided for based on an estimated approximate 33.1% effective tax rate expected to be applicable for the full 2006 fiscal year. This effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax earnings, excluding the LongHorn FAS 144 charge, primarily due to employee FICA tip tax credits (a reduction in income tax expense) partially offset by state income taxes. The effective tax benefit rate used related to the LongHorn FAS 144 impairment charge is a blended Federal and state statutory rate of approximately 38.2%. Income tax expense for the third quarter and first nine months of 2006, as it relates to discontinued operations, excluding the FAS 144 charge related to the Bugaboo Creek impairment of approximately $12,280,000 ($7,982,000, net of tax), has been provided for based on an estimated approximate 33.1% effective tax rate expected to be applicable for the full 2006 fiscal year. The effective tax benefit rate used related to the Bugaboo Creek FAS 144 impairment charge is a Federal statutory rate of 35%.

7.	Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

Quarter Ended	Nine Months Ended
---------------------	---------------------------
Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
2006	2005	2006	2005
----------	----------	----------	----------
Basic weighted average shares outstanding	33,729	33,515	33,624	33,903
Dilutive effect of stock options	800	1,015	905	1,281
Dilutive effect of restricted stock	57	72	64	69
------------	------------	------------	------------
Diluted weighted average shares outstanding	34,586	34,602	34,593	35,253
========	========	========	========
Net earnings (loss)	$(3,499)	$9,588	$27,130	$38,672
========	========	========	========
Basic earnings (loss) per common share	$(0.10)	$0.29	$0.81	$1.14
========	========	========	========
Diluted earnings (loss) per common share	$(0.10)	$0.28	$0.78	$1.10
========	========	========	========

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

For the quarter and nine month period ended October 1, 2006 stock option awards for 1,167,000 and 1,047,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive. For the quarter and nine month period ended September 25, 2005 stock option awards for 365,000 and 298,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were antidilutive.

8.	Comprehensive Income

For the quarters and nine months ended October 1, 2006 and September 25, 2005, there was no difference between the Company’s net earnings and comprehensive income.

9.	Other Developments

On September 21, 2006, the Company announced several strategic initiatives designed to enhance long-term shareholder value. These initiatives were authorized by the Company’s Board of Directors after a review of the Company’s business and growth prospects, which the Company undertook with its financial advisor, Wachovia Securities. The initiatives announced include, i) exiting the Bugaboo Creek Steak House business through the probable sale of the Bugaboo Creek Steak House restaurants and brand (see Note 1); ii) improving the Company’s cost of capital by recapitalizing its balance sheet with $125 million of long-term debt; iii) using the proceeds from this newly-issued debt to reduce shareholders’ equity through the repurchase of $125 million in Company common stock; and iv) accelerating the rate of development of The Capital Grille concept beginning in fiscal 2007.

10.	New Accounting Pronouncements

In March 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” Entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company currently presents sales net of sales taxes. Accordingly, this issue will not impact the method for recording these sales taxes in the Company’s consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements, and is effective for fiscal years ending after November 15, 2006. In the third quarter of 2006, the Company adopted the provisions of SAB 108 and changed is accounting policies associated with the accrual of utilities and vacation expense (see Note 1).

Item 2.	Management’s Discussion and Analysis of	Financial Condition and Results of Continuing Operations

On September 21, 2006, the Company announced that its Board of Directors had approved exiting the Bugaboo Creek Steak House business through the probable sale of the restaurants and brand. In the accompanying consolidated financial statements, financial results relating to the operations to be divested are presented as discontinued operations. Unless otherwise noted, this management’s discussion and analysis of financial condition and results of continuing operations relates exclusively to the continuing operations of the Company.

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

The retrospective application of FSP 13-1 reduced net earnings by $503,000 and $541,000 for the fiscal years ended December 25, 2005 and December 26, 2004, respectively. The reduction in net earnings is a result of increases in pre-opening expense of $997,000 and $1,004,000, offset by reductions of depreciation expense of $342,000 and $297,000; and reductions of income taxes of $249,000 and $268,000 for 2005 and 2004, respectively. The retrospective application of FSP 13-1 reduced net earnings by $149,000 and $334,000 for the quarter and nine months ended September 25, 2005, respectively. The reduction in net earnings is a result of increases in pre-opening expense of $281,000 and $649,000, offset by reductions of depreciation expense of $78,000 and $262,000; and reductions of income taxes of $77,000 and $146,000 each for the quarter and nine months ended September 25, 2005, respectively. The cumulative effect of the retrospective application is a reduction in retained earnings of $5,008,000 as of the beginning of fiscal year 2004.

The application of FSP 13-1 to the quarter ended October 1, 2006 resulted in a net loss of $3,499,000 versus a net loss of $3,340,000 had the position not been issued. The difference in net earnings is based on the increase in pre-opening expense of $350,000, offset by reductions of depreciation expense of $113,000 and income taxes of $78,000. The retrospective application of FSP 13-1 did not have any impact on our previously reported net cash flows, sales or comparable restaurant sales. See Note 2 to the consolidated Financial Statements for additional information on the retrospective application of FSP 13-1.

Effective December 26, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore has not restated prior periods’ results. Share-based compensation paid to the Company’s lead restaurant managers under the Managing Partner Program is recorded as operating expenses – restaurants. All other share-based compensation expense is recorded as a general and administrative expense. Total share-based compensation expense recorded in the third quarter of 2006 was approximately $2.3 million ($1.6 million, net of tax), of which $1.2 million ($1.0 million, net of tax) represents additional share-based compensation expense recorded as a result of adopting SFAS 123R and $604,000 ($373,000, net of tax) represents additional share-based compensation expense recorded for the Company’s 2006 long-term compensation programs. As described under the heading “Expense” in Note 3 to the consolidated financial statements, share-based compensation expense recorded in the third quarter of 2005 was $449,000 ($279,000, net of tax) and would have been $1,940,000 ($1,205,000, net of tax) had the Company recognized share-based expense in the Consolidated Statements of Income under SFAS 123 in 2005.

Results of Operations

Third quarter 2006 compared to third quarter 2005 and the first nine months of 2006 compared to the first nine months of 2005

Revenues

The Company currently derives all of its revenues from restaurant sales and franchise revenues. Total revenues increased 13.2% and 17.8% for the quarter and nine months ended October 1, 2006, respectively, as compared to the same periods of the prior fiscal year.

The Company’s fiscal year is a 52- or 53-week year, ending on the last Sunday in each calendar year. Each of the four quarters is typically made up of 13 weeks; however, since fiscal 2006 will be a 53-week period, the first fiscal quarter of 2006 contains 14 weeks. This additional week had a favorable effect on the Company’s revenue and operating result comparisons for the first quarter and first nine months of 2006, as compared to the prior year periods.

Same store sales comparisons for each of the Company’s restaurant concepts for the quarter ended October 1, 2006, consist of sales at restaurants opened prior to December 27, 2004.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the quarter and nine months ended October 1, 2006 increased 11.8% and 16.3%, respectively, as compared to the same periods of the prior year. The increase reflects (i) a 11.8% and 15.0% increase in restaurant operating weeks in the quarter and nine months ended October 1, 2006, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 231 LongHorn Steakhouse restaurants at the end of the third quarter of 2005 to 261 at the end of the third quarter of 2006 and (ii), with respect to the nine months ended October 1, 2006, a 2.8% increase in restaurant weeks, resulting from the additional week in the first quarter 2006, a 14-week operating period. Average weekly sales for all LongHorn Steakhouse restaurants in the third quarter of 2006 were $54,244, approximately equal to the comparable period in 2005. Average weekly sales for all LongHorn Steakhouse restaurants in the first nine months of 2006 increased by 1.1% over the comparable period in 2005. Same store sales for the comparable LongHorn Steakhouse restaurants decreased 0.3% in the third quarter of 2006 as compared to the same period in 2005 due to a decrease in guest counts, partially offset by an increase in average check.

The Capital Grille:

Sales in The Capital Grille restaurants for the quarter and nine months ended October 1, 2006, increased 20.0% and 24.7%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects (i) a 12.9% and 17.5% increase in restaurant operating weeks for the quarter and nine months ended October 1, 2006, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 22 The Capital Grille restaurants at the end of the third quarter 2005 to 26 restaurants at the end of the third quarter of 2006, (ii) an increase in average weekly sales and (iii), with respect to the nine months ended October 1, 2006, a 2.8% increase in restaurant weeks, resulting from the additional week in the first quarter 2006, a 14-week operating period. Average weekly sales for all The Capital Grille restaurants in the third quarter of 2006 were $140,783, a 6.3% increase from the comparable period in 2005. Average weekly sales for all The Capital Grille restaurants in the first nine months of 2006 increased by 6.1% over the comparable period in 2005. Same store sales for the comparable The Capital Grille restaurants increased 7.4% in the third quarter of 2006, due to approximately equal increases in average check and guest counts.

Franchise Revenue:

Franchise revenues increased to $165,000 for the third quarter and increased to $440,000 for the first nine months of 2006, from $109,000 and $330,000, respectively, for the same periods of the prior fiscal year, due to the opening of a fourth franchised location in the first quarter of 2006.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales increased to 36.9% for the third quarter of 2006, from 36.4% for the third quarter of 2005, and was approximately 36.6% for the first nine months of both 2006 and 2005. Cost of restaurant sales as a percentage of restaurant sales for the third quarter of 2006 was higher than the comparable quarter of the prior year due primarily to higher beef contracts and, to a lesser extent, higher produce costs and menu mix shifts. The Company is under fixed price contracts with respect to approximately 75% of its protein products into early 2007, with the remaining 25% currently under contracts extending into the summer of 2007. The Company expects its cost of restaurant sales as a percentage of restaurant sales in the last quarter of 2006 to be approximately 40 to 50 basis points higher than the last quarter of 2005 due to higher priced beef contracts. Many of the food products, other than protein products, purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors, which are outside the control of the Company.

Restaurant operating expenses in the quarter and nine months ended October 1, 2006, were approximately 0.9% and 0.6% higher, respectively, as a percentage of restaurant sales, than in the quarter and nine months ended September 25, 2005. The increase was primarily due to the de-leveraging effect of the sales softness at the Company’s casual dining brands on management labor costs, as well as upon other fixed and semi-fixed expenses and to higher utility costs.

Restaurant depreciation increased to 4.0% of restaurant sales for the third quarter of 2006, from 3.9% of restaurant sales for the third quarter of 2005, and was approximately 3.7% for the first nine months of both 2006 and 2005. Restaurant depreciation is a relatively fixed expense and is higher in the third quarter of both comparable years due to seasonally low average weekly sales during that quarter.

The provision for asset impairments, restaurant closings, and other charges of approximately $4.9 million ($3.1 million, net of tax) in the third quarter of 2006 consisted of the write down of asset values for eight LongHorn Steakhouse restaurants. The impairment for four of these LongHorn Steakhouse restaurants related to Management’s decision to not exercise future lease options for these restaurants as the current lease term expires. The impairment for all these restaurants related to forecasts by Management that indicate that the investment for each of these restaurants would not be fully recovered by anticipated future cash flows. The impairment charge for each of these restaurants represents the difference between the estimated fair value, using discounted estimated future cash flows, and the carrying value.

Pre-opening expense for the third quarter of 2006 increased to $2,627,000, from $1,555,000 in the same period of the prior year. Pre- opening expense for the nine months ended October 1, 2006 increased to $7,169,000 from $5,454,000 for the nine months ended September 25, 2005. The amounts charged to pre-opening expense in any period are dependent upon the number of restaurants to be opened and the restaurant concept. The Company opened eight LongHorn Steakhouse restaurants and two The Capital Grille restaurants in the third quarter of 2006, compared to six LongHorn Steakhouse restaurants and no The Capital Grille restaurants in the third quarter of 2005.

General and administrative expenses as a percentage of total revenues increased to 6.7% for the third quarter of 2006 as compared to 6.2% for the corresponding period of the prior year and increased to 6.7% for the first nine months of 2006 from 5.8% for the same period of 2005. This increase was primarily associated with the recording of stock-based compensation as a result of the Company’s adoption of SFAS 123R and, for the first nine months of 2006, to higher accruals for management bonuses, as compared to the comparable period of 2005.

As a result of the relationships between revenues and expenses discussed above, the Company’s income from continuing operations decreased to approximately $7.1 million for the third quarter of 2006 and decreased to $53.1 million for the first nine months of 2006, as compared to $15.1 million and $58.2 million, respectively, for the corresponding periods of the prior year.

Interest expense, net increased to $674,000 in the third quarter of 2006 and to $1,769,000 for the first nine months of 2006, from $520,000 and $1,171,000 during the same periods of the prior year. The increase in interest expense, net was primarily due to additional interest expense associated with new capital lease obligations and, to a lesser extent, to lower interest income.

Minority interest (income) expense decreased to ($23,000) and $102,000 for the third quarter and first nine months of 2006, respectively, from $22,000 and $208,000 for the same periods of the prior year.

Income tax expense for the third quarter and first nine months of 2006, as it relates to continuing operations, excluding the FAS 144 charge related to the impairment of eight LongHorn Steakhouse restaurants of approximately $4.9 million ($3.1 million, net of tax), has been provided for based on an estimated approximate 33.1% effective tax rate expected to be applicable for the full 2006 fiscal year. This effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax earnings, excluding the LongHorn FAS 144 charge, primarily due to employee FICA tip tax credits (a reduction in income tax expense) partially offset by state income taxes. The effective tax benefit rate used related to the LongHorn FAS 144 impairment charge is a blended Federal and state statutory rate of approximately 38.2%. Income tax expense for the third quarter and first nine months of 2006, as it relates to discontinued operations, excluding the FAS 144 charge related to the Bugaboo Creek impairment of approximately $12,280,000 ($7,982,000, net of tax), has been provided for based on an estimated approximate 33.1% effective tax rate expected to be applicable for the full 2006 fiscal year. The effective tax benefit rate used related to the Bugaboo Creek FAS 144 impairment charge is a Federal statutory rate of 35%.

Net earnings (loss) decreased to a net loss of $3.5 million for the third quarter of 2006 from net earnings of $9.6 million for the third quarter of 2005 and decreased to $27.1 million for the nine months ended October 1, 2006 from $38.7 million for the nine months ended September 25, 2005, reflecting the net effect of the items discussed above.

Outlook for Future Operating Results

The Company expects fiscal 2006 diluted earnings per common share from continuing operations in a range of $1.41 to $1.43. This level of earnings per common share assumes (i) same store sales increases for the fourth quarter of 2006 in a range of 1% to 2% for LongHorn Steakhouse and 3% to 4% for The Capital Grille, (ii) the impact of expensing stock-based compensation and construction period rent, which is expected to total $0.18 per diluted share for fiscal 2006, (iii) FAS 144 asset impairment charges of $0.09 per diluted share for 2006, and (iv) the projected restaurant openings discussed below.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, the remodeling of existing restaurants and selected acquisitions. During the first nine months of 2006, the Company’s principal sources of working capital were cash provided by operating activities of continuing operations ($55.2 million); cash provided by operating activities of discontinued operations ($4.4 million) and proceeds from the exercise of employee stock options ($4.6 million). For the first nine months of 2006, the principal use of working capital was capital expenditures ($70.8 million) for new and improved facilities related to continuing operations and ($4.4 million) for new and improved facilities related to discontinued operations.

The Company intends to open 30 LongHorn Steakhouse restaurants and three The Capital Grille restaurants in fiscal year 2006. The Company estimates that its capital expenditures for fiscal year 2006 will be approximately $115.0 to $125.0 million. During the first nine months of 2006, the Company opened 25 LongHorn Steakhouse restaurants and three The Capital Grille restaurants, including eight LongHorn Steakhouse restaurants and two The Capital Grille restaurants during the third quarter of 2006. Management believes that available cash, cash provided by operations, available borrowings under the Company’s $100.0 million revolving credit facility and proceeds from the sale of the Bugaboo Creek Steak House restaurants and brand will provide sufficient funds to finance the Company’s expansion plans through the year 2007.

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

The Company has granted stock options, restricted stock and performance-based restricted stock units to certain employees, non-employee directors, consultants and advisors. The Company recognizes compensation expense for all share-based payments granted after December 25, 2005 and share grants awarded prior to but not yet vested as of December 25, 2005, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, the Company recognizes share-based compensation net of an estimated forfeiture rate and only recognizes compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award (normally the vesting period). Prior to SFAS 123R adoption, the Company accounted for share-based payments under APB 25 and, accordingly, only recognized compensation expense for restricted stock awards, which had a grant date intrinsic value.

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

Off-Balance Sheet Arrangements

As of October 1, 2006, the Company had no off-balance sheet arrangements.

Contractual Obligations

The Company’s material contractual obligations are summarized and included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005. During the nine months ended October 1, 2006, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2005 10-K.

Forward-Looking Statements

Statements contained in this report concerning liquidity and capital resources and future operating results contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its Management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-Q, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: the ability of the Company to execute capital structure and other initiatives intended to enhance long-term shareholder value; the ability of the Company to obtain financing on terms acceptable to the Company and maintain compliance with the covenants included in such financing; the ability of the Company to repurchase its shares in the expected number and at prices that would be accretive to the Company’s financial results; the ability of the Company to effect the sale of its Bugaboo Creek Steak House restaurants on acceptable terms; failure of facts to conform to necessary Management estimates and assumptions regarding financial and operating matters; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large and growing restaurant base; increases in the cost of construction of new restaurants; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; unusual weather patterns or events; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef or other products sold by the Company; unforeseen increases in commodity pricing; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; legislation affecting the restaurant industry, including (without limitation) minimum wage and mandatory healthcare legislation; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks identified from time to time in the Company’s SEC reports, including the Company’s Annual Report on Form 10-K for 2005, quarterly reports on Form 10-Q and its current reports on Form 8-K, registration statements, press releases and other public announcements. Any forward looking statement speaks only as of the date on which it was made, and the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company may be exposed to market risk from changes in interest rates on debt.

As of October 1, 2006, the Company had no borrowings outstanding under its $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 0.50 to 1.25% (the “applicable margin” depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest at the Company’s option. Accordingly, the Company may be exposed to the impact of interest rate movements. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps.

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At October 1, 2006, the Company had $187,000 in high-grade overnight repurchase agreements, and $6.2 million in short-term investments in the form of federal, state, and municipal bonds. As of October 1, 2006, the Company has classified all short-term investments as trading securities. The market risk on such investments is minimal due to their short-term nature.

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

Item 1A. Risk Factors

In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other risk factors disclosed by the Company under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005. Each of these risk factors could adversely affect the Company’s business, operating results and/or financial condition, as well as adversely affect the value of the Company’s share price. In addition to these risk factors, please refer to the other information contained in this report, including the consolidated financial statements and related notes.

We may not be able to raise the additional financing required to execute our announced strategic initiatives on terms favorable to us.

Changes in our operating plans, acceleration of our expansion plans, divestiture of the Bugaboo Creek Steak House concept, lower than anticipated sales, increased operating expenses, or other events, may cause us to seek additional debt, convertible debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and other plans, as well as our financial condition and results of operations. Any additional equity financing may be dilutive to the holders of our common stock. Additional debt financing, if available, may involve significant cash payment obligations and financing and operating covenants that could restrict our ability to operate our business.

We may not be able to successfully complete the divestiture of the Bugaboo Creek Steak House restaurants and brand.

On September 21, 2006, we announced that our Board of Directors had approved exiting the Bugaboo Creek Steak House business through the possible sale of the restaurants and brand. We cannot assure you that we will be able to complete the divestiture of the Bugaboo Creek Steak House business on favorable terms, or at all. If we are unable to divest the Bugaboo Creek Steak House business for more than current carrying value, we will record a loss in connection with the sale that could be significant. If we are unable to sell the Bugaboo Creek Steak House business at all, we will be required to alter our current business strategy to determine how to proceed with this business segment. As a result, we may be required to engage in further restructuring activities or cease operating some or all of the Bugaboo Creek Steak House restaurants. In any such case, we may incur additional expenses and management’s attention may be diverted from our current business strategy.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

As described in its most recent definitive proxy statement, RARE Hospitality International, Inc. (the “Company”) and each of its named executive officers are parties to employment agreements dated April 28, 2003. On October 27, 2006 the Company and certain of these executive officers amended their respective employment agreements to provide for the renewal of the agreements and to provide for changes in the payment terms of severance compensation, the acceleration of certain restricted stock grants upon the occurrence of certain events and certain other changes deemed necessary to comply with the provisions of new section 409A of the Internal Revenue Code of 1986, as amended.

The Company and Philip J. Hickey, Jr. (“Mr. Hickey, Jr.”), Chairman of the Board of Directors and Chief Executive Officer of the Company, are parties to an employment agreement (the “Hickey, Jr. Employment Agreement”) dated April 28, 2003. The Hickey, Jr. Employment Agreement was amended on October 27, 2006 to provide for a term ending July 1, 2007, unless renewed on or before January 1, 2007. There was no change in Mr. Hickey, Jr.’s salary or bonus eligibility percentage.

The Company and Eugene I. Lee, Jr. (“Mr. Lee, Jr.”), President and Chief Operating Officer of the Company, are parties to an employment agreement (the “Lee, Jr. Employment Agreement”) dated April 28, 2003. The Lee, Jr. Employment Agreement was amended on October 27, 2006 to provide for a term ending July 1, 2007, unless renewed on or before January 1, 2007. There was no change in Mr. Lee, Jr.’s salary or bonus eligibility percentage.

The Company and W. Douglas Benn (“Mr. Benn”), Executive Vice President, Finance and Chief Financial Officer of the Company, are parties to an employment agreement (the “Benn Employment Agreement”) dated April 28, 2003. The Benn Employment Agreement was amended on October 27, 2006 to provide for a term ending July 1, 2007, unless renewed on or before January 1, 2007. There was no change in Mr. Benn’s salary or bonus eligibility percentage.

The Company and Joia M. Johnson (“Ms. Johnson”), Executive Vice President, General Counsel and Secretary of the Company, are parties to an employment agreement (the “Johnson Employment Agreement”) dated April 28, 2003. The Johnson Employment Agreement was amended on October 27, 2006 to provide for a term ending July 1, 2007, unless renewed on or before January 1, 2007. There was no change in Ms. Johnson’s salary or bonus eligibility percentage.

Item 6.	Exhibits

Exhibits Filed.
10.1 -- Third Amendment of Employment Agreement, dated October 27, 2006 between the Registrant and
Philip J. Hickey, Jr.
10.2 -- Third Amendment of Employment Agreement, dated October 27, 2006 between the Registrant and
Eugene I. Lee, Jr.
10.3 -- Third Amendment of Employment Agreement, dated October 27, 2006 between the Registrant and
W. Douglas Benn
10.4 -- Third Amendment of Employment Agreement, dated October 27, 2006 between the Registrant and
Joia M. Johnson
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

Date: November 2, 2006	/s/ W. Douglas Benn
W. Douglas Benn
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)