Form 10-K/A
period 2005-12-25
RARE HOSPITALITY INTERNATIONAL INC
filed 2006-11-15
CIK 883976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 25, 2005
COMMISSION FILE NUMBER 0-19924

RARE HOSPITALITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

GEORGIA (State or Other Jurisdiction of Incorporation or Organization)	58-1498312 (I.R.S. Employer Identification No.)

8215 ROSWELL ROAD, BLDG 600 ATLANTA, GEORGIA (Address of principal executive offices)	30350 (Zip Code)
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
Yes ☑        No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
Yes ☐        No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☑ Large accelerated filer           ☐ Accelerated filer           ☐ Non-accelerated filer
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

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
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 25, 2005, which was originally filed with the Securities and Exchange Commission on March 7, 2006, is being filed by RARE Hospitality International, Inc. (the “Company”) solely to present restated consolidated financial statements to reflect the Bugaboo Creek Steak House (“Bugaboo Creek”) operations as discontinued and the retrospective application of the Financial Accounting Standards Board’s (“FASB”) FASB Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”).
On September 21, 2006, the Company announced that its Board of Directors had approved exiting the Bugaboo Creek Steak House business through the probable sale of the Bugaboo Creek restaurants and brand. Accordingly, financial results for Bugaboo Creek were presented as discontinued operations for each of the periods presented in the Company’s quarterly report on Form 10-Q for the quarter ended October 1, 2006. At the time of the filing of the Company’s quarterly report on Form 10-Q for the quarter ended October 1, 2006, the Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q to present the Bugaboo Creek operations as discontinued.
On October 6, 2005, the FASB issued FSP 13-1. FSP 13-1 was effective for the Company’s 2006 fiscal year and required rental costs incurred during the construction period associated with ground or building operating leases to be expensed. FSP 13-1 allowed for retrospective application in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” When adopting FSP 13-1, the Company elected to retrospectively apply the provisions of FSP 13-1 to its financial statements for all prior periods.
Prior to the issuance of FSP 13-1, the Company capitalized all rental costs associated with ground or building operating leases during each construction period. Pursuant to FSP 13-1, rental costs associated with ground or building operating leases incurred during construction are now recognized in pre-opening expense — restaurants.
Upon adoption of FSP 13-1 in the first fiscal quarter of 2006, the Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the retrospective application of FSP 13-1 (see note 1 to the consolidated financial statements).
This report on Form 10-K/A amends Items 6, 7 and 8 of the Company’s Annual Report on Form 10-K, for the fiscal year ended December 25, 2005. In the accompanying restated consolidated financial statements, rental costs associated with ground or building operating leases incurred during construction are recognized in pre-opening expense — restaurants and financial results relating to the Bugaboo Creek operations to be divested are presented as discontinued operations.
This document does not reflect events occurring after the filing of the Company’s original Annual Report on Form 10-K or modify or update those disclosures, except as required to reflect the presentation of the Bugaboo Creek operating results as discontinued operations and the effects of the adoption of FSP 13-1.
Forward-Looking Statements
     Certain of the matters discussed in this Form 10-K/A, particularly regarding estimates of the number and locations of new restaurants that RARE Hospitality International, Inc. and its subsidiaries (the “Company”) intend to open during fiscal 2006 and statements included in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “OUTLOOK FOR FUTURE OPERATING RESULTS,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its Management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-K/A are based upon information available to the Company on the date of this report.

Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-K/A, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: the ability of the Company to execute capital structure and other initiatives intended to enhance long-term shareholder value; the ability of the Company to obtain financing on terms acceptable to the Company and maintain compliance with the covenants included in such financing; the ability of the Company to repurchase its shares in the expected number and at prices that would be accretive to the Company’s financial results; the ability of the Company to effect the sale of its Bugaboo Creek Steak House restaurants on acceptable terms; failure of facts to conform to necessary Management estimates and assumptions regarding financial and operating matters; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large and growing restaurant base; increases in the cost of construction of new restaurants; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; unusual weather patterns or events; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef or other products sold by the Company; unforeseen increases in commodity pricing; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; legislation adversely affecting the restaurant industry, including (without limitation) minimum wage and mandatory healthcare legislation; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks set forth in this Form 10-K/A and other risks identified from time to time in the Company’s SEC reports, registration statements and public announcements. Any forward-looking statement speaks only as of the date on which it was made, and the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.
RARE HOSPITALITY INTERNATIONAL, INC.
INDEX

		Page
Part II
Item 6.	Selected Financial Data	4
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 8.	Financial Statements and Supplementary Data	18

Signatures		41
EX-23.(1) CONSENT OF KPMG LLP
EX-31.(1) SECTION 302 CERTIFICATION OF PEO
EX-31.(2) SECTION 302 CERTIFICATION OF PFO
EX-32.(1) SECTION 906 CERTIFICATION OF PEO
EX-32.(2) SECTION 906 CERTIFICATION OF PFO

     ITEM 6. SELECTED FINANCIAL DATA
     The following presents selected consolidated financial data as of and for each of the fiscal years in the five-year period ended December 25, 2005. The Consolidated Financial Statements as of December 25, 2005 and December 26, 2004 and for each of the fiscal years in the three-year period ended December 25, 2005 and the independent registered public accounting firm’s report thereon are included in this Form 10-K/A. The selected consolidated financial data has been restated to reflect the Bugaboo Creek operations as discontinued and the retrospective application of the adoption of FASB Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” All share and per share amounts have been restated to give retroactive effect to the Company’s 50% stock dividend in 2003 (see Note 1 to consolidated financial statements). The data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes in this Form 10-K/A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” also included in this Form 10-K/A.

	FISCAL YEARS ENDED
	DEC 25,	DEC 26,	DEC 28,	DEC 29,	DEC 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Restaurant sales	$838,830	$717,069	$597,133	$512,943	$453,857
Franchise revenues	436	403	374	345	328

Total revenues	839,266	717,472	597,507	513,288	454,185
Costs and expenses:
Cost of restaurant sales	307,741	264,307	214,814	185,064	165,455
Operating expenses— restaurants	364,566	306,591	257,610	222,546	195,902
Provision for asset impairments, restaurant closings, and other charges	557	922	—	495	2,802
Depreciation and amortization—restaurants	31,244	26,703	22,956	20,632	18,003
Pre-opening expense—restaurants	7,483	7,190	5,692	3,607	4,250
General and administrative expenses	48,064	41,582	37,024	32,625	30,020

Total costs and expenses	759,655	647,295	538,096	464,969	416,432

Operating income	79,611	70,177	59,411	48,319	37,753
Interest expense, net	1,921	1,328	1,015	1,718	2,128
Early termination of interest rate swap agreement	—	—	—	1,540	1,100
Minority interest	215	300	300	448	639

Earnings from continuing operations before income taxes	77,475	68,549	58,096	44,613	33,886
Income tax expense	25,098	22,760	18,864	14,397	11,002

Income from continuing operations	52,377	45,789	39,232	30,216	22,884

Income (loss) from discontinued operations	(798)	1,200	2,715	2,983	3,119

Net earnings	$51,579	$46,989	$41,947	$33,199	$26,003

Basic earnings per common share:
Continuing operations	$1.55	$1.35	$1.18	$0.93	$0.73
Discontinued operations	(0.02)	0.04	0.08	0.09	0.10

Net earnings	$1.53	$1.39	$1.26	$1.02	$0.83

Diluted earnings per common share: *
Continuing operations	$1.50	$1.29	$1.13	$0.88	$0.69
Discontinued operations	(0.02)	0.03	0.08	0.09	0.09

Net earnings	$1.48	$1.33	$1.20	$0.97	$0.78

Weighted average common shares outstanding (basic)	33,764	33,811	33,162	32,586	31,503

Weighted average common shares outstanding (diluted)	34,817	35,374	34,843	34,268	33,216

*	Per share amounts do not necessarily sum to the total year amounts due to rounding.

     The following is a summary of the unaudited quarterly results for the years ended December 25, 2005 and December 26, 2004 (in thousands, except per share data):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2005:
Revenues	$205,335	$210,242	$201,489	$222,200	$839,266
Operating income	22,504	20,548	15,149	21,410	79,611
Earnings from continuing operations before income taxes	22,121	20,094	14,607	20,653	77,475
Net earnings	15,350	13,734	9,588	12,907	51,579
Net earnings per share*:
Basic	$0.45	$0.40	$0.29	$0.38	$1.53
Diluted	$0.43	$0.39	$0.28	$0.37	$1.48

2004:
Revenues	$176,831	$180,449	$171,087	$189,105	$717,472
Operating income	20,494	18,925	12,255	18,503	70,177
Earnings from continuing operations before income taxes	20,269	18,626	11,759	17,895	68,549
Net earnings	14,768	13,284	8,345	10,592	46,989
Net earnings per share*:
Basic	$0.44	$0.39	$0.25	$0.31	$1.39
Diluted	$0.42	$0.37	$0.24	$0.30	$1.33

*	Quarterly per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.

	FISCAL YEARS ENDED
	DEC 25,	DEC 26,	DEC 28,	DEC 29,	DEC 30,
	2005	2004	2003	2002	2001
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$18,310	$54,382	$44,416	$31,414	$25,938
Assets of discontinued operations	47,179	42,938	39,575	33,225	27,833
Total assets	600,925	561,979	464,572	387,286	350,876
Debt, net of current installments	—	—	—	—	10,000
Obligations under capital leases, net of current installments	38,991	37,136	27,462	22,406	20,867
Liabilities of discontinued operations	3,075	5,446	5,650	5,412	3,390
Minority interest	1,193	1,309	1,371	1,411	1,329
Total shareholders’ equity	424,294	399,086	347,048	295,455	252,090

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     On September 21, 2006, the Company announced that its Board of Directors had approved exiting the Bugaboo Creek Steak House business through the probable sale of the restaurants and brand. In the accompanying consolidated financial statements, financial results relating to the operations to be divested are presented as discontinued operations. Unless otherwise noted, this Management’s Discussion and Analysis of financial condition and results of operations relates exclusively to the continuing operations of the Company.
     On October 6, 2005, the FASB issued FSP 13-1. FSP 13-1 was effective for the Company’s 2006 fiscal year and required rental costs incurred during the construction period associated with ground or building operating leases to be expensed. FSP 13-1 allowed for retrospective application in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” When adopting FSP 13-1, the Company elected to retrospectively apply the provisions of FSP 13-1 to its financial statements for all prior periods. The accompanying consolidated financial statements have been restated to reflect the retrospective application of FSP 13-1.
     The Company’s revenues are derived primarily from restaurant sales from Company-owned LongHorn Steakhouse and The Capital Grille restaurants. The Company also derives a small percentage of its total revenue from two Company-owned specialty restaurants and franchise revenues from three franchised LongHorn Steakhouse restaurants. Cost of restaurant sales consists of food and beverage costs for all restaurants other than the franchised LongHorn Steakhouse restaurants in Puerto Rico. Operating expenses — restaurants consist of other costs incurred by the Company to operate its restaurants, including the cost of labor, advertising, operating supplies, rent and utilities. Depreciation and amortization — restaurants includes the depreciation attributable to restaurant-level capital expenditures. The depreciation and amortization relating to non-restaurant level capital expenditures is included in general and administrative expenses.
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
     The Company’s management believes in the importance of building incremental top line sales at each restaurant to support the longer-term profitability of the Company. The change in year-over-year sales for the comparable restaurant base is referred to as “same store sales.” The Company defines the comparable restaurant base to include those restaurants open for a full 18 months prior to the beginning of each fiscal quarter. Same store sales increases can be generated by an increase in guest traffic counts (“guest counts”) and/or by increases in guest average check amount (“average check”). The average check can be affected by menu price changes and the mix of menu items sold (“menu mix”). The Company gathers sales data daily and regularly analyzes the guest counts and menu mix for each concept to assist in developing menu pricing, product offering and promotion strategies. Management believes that increases in guest counts are an indication of the long-term health of a concept, while increases in average check and menu mix contribute more significantly to current period profitability. The Company works to balance the pricing and product offerings with other initiatives to achieve the long-term goal of sustainable increases in same store sales.
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
     The following table sets forth the percentage relationship to total revenues of the listed items included in the Company’s consolidated statements of operations, except as indicated (percentages may not add due to rounding):

	FISCAL YEARS ENDED
	DECEMBER 25,	DECEMBER 26,	DECEMBER 28,
	2005	2004	2003
Revenues:
Restaurant sales:
LongHorn Steakhouse	79.4%	80.6%	81.5%
The Capital Grille	19.7	18.3	17.1
Other restaurants	0.9	1.1	1.3

Total restaurant sales	99.9	99.9	99.9
Franchise revenues	0.1	0.1	0.1

Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of restaurant sales(1)	36.7	36.8	36.0
Operating expenses—restaurants(1)	43.4	42.7	43.1
Provision for asset impairments, restaurant closings, and other charges	0.1	0.1	—
Depreciation and amortization—restaurants(1)	3.7	3.7	3.8
Pre-opening expense — restaurants(1)	0.9	1.0	1.0
General and administrative expenses	5.7	5.8	6.2

Total costs and expenses	90.5	90.3	90.1

Operating income	9.5	9.7	9.9
Interest expense, net	0.2	0.2	0.2
Minority interest	0.0	0.0	0.1

Earnings from continuing operations before income taxes	9.2	9.5	9.7
Income tax expense	3.0	3.2	3.1

Income from continuing operations	6.2	6.4	6.5

Income (loss) from discontinued operations	(0.1)	0.2	0.5

Net earnings	6.1%	6.5%	7.0%

(1)	Cost of restaurant sales, operating expenses — restaurants, depreciation and amortization — restaurants and pre-opening expense — restaurants are expressed as a percentage of total restaurant sales.
RESULTS OF OPERATIONS
Year Ended December 25, 2005 Compared to Year Ended December 26, 2004

REVENUES
     Total revenues increased 17.0% to $839.3 million for 2005, compared to $717.5 million for 2004.
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
COSTS AND EXPENSES
     Cost of restaurant sales increased 16.4% to $307.7 million for 2005, compared to $264.3 million for 2004. Cost of restaurant sales, as a percentage of restaurant sales, decreased to 36.7% in 2005 from 36.8% in 2004. In addition to the leverage that was provided by a 2% — 3% increase in menu prices, this decrease resulted from lower priced beef contracts on a portion of the Company’s beef purchases renewed in mid 2005, as well as favorable menu mix shifts.
     Restaurant operating expenses increased as a percentage of total restaurant sales in 2005 to 43.4%, from 42.7% in 2004. During 2005, the Company experienced cost pressures from labor costs resulting from increases in state minimum wage rates, including mandated increases in the minimum wage for workers in Florida, Illinois, Maine, Minnesota, Nevada, New Jersey, New York and Vermont, and increases in unemployment taxes. Additionally, utility costs and credit card fees increased during 2005 as compared to 2004 as a percentage of restaurant sales. Utility costs increased by 0.10% as a percentage of sales due to operating inefficiencies related to the extreme winter weather in the first quarter of 2005 as compared to 2004 and generally higher utility costs in the third and fourth quarter of 2005. Increased credit card usage by customers caused credit card processing fees to increase by 0.10% as a percentage of sales. These increases in restaurant operating expenses were partially offset by the positive impact from increased average weekly sales in 2005, which leveraged fixed and semi-variable expenses as a percentage of total restaurant sales.
     Depreciation and amortization — restaurants increased to $31.2 million in 2005, from $26.7 million in 2004, due to the Company’s new restaurant construction and depreciation of capital expenditures associated with the Company’s remodeling of older restaurants. The amount of depreciation expense per operating week increased slightly in 2005 as compared to 2004; however, depreciation as a percentage of total restaurant sales was flat due to the leveraging effect of increased average weekly sales in 2005.

     Pre-opening expense — restaurants increased to $7.5 million or 0.9% of total restaurant sales in 2005 from $7.2 million or 1.0% of total restaurant sales in 2004. This dollar increase was the result of the Company opening a total of 30 new restaurants in 2005 as compared to opening 27 restaurants in 2004. The amount of pre-opening expense per new restaurant in 2005 was approximately equal to preopening expense per new restaurant in 2004.
     The provision for asset impairments, restaurant closings and other charges of approximately $557,000 in 2005 consisted primarily of the write down of asset values for three LongHorn Steakhouse restaurants. The impairment for each LongHorn Steakhouse restaurant related to management’s decision to not exercise future lease options for these restaurants as the current lease term expires. The impairment for all these restaurants related to forecasts by management that indicate that the investment for each of these restaurants would not be fully recovered by anticipated future cash flows. The impairment charge represents the sum of the differences between the estimated fair value, using discounted estimated future cash flows, and the carrying value of each of these restaurants.
     General and administrative expenses increased to $48.1 million in 2005, from $41.6 million in 2004. As a percentage of total revenues, general and administrative expenses decreased slightly to 5.7% in 2005 from 5.8% in 2004. The leverage on fixed and semi-fixed general and administrative expenses resulting from higher average weekly sales volumes and greater number of restaurants in operation during 2005 as compared to 2004 was partially offset by higher accruals for management bonuses in 2005.
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
     Income tax expense associated with continuing operations in 2005 was 32.39% of earnings before income taxes as compared to 33.2% in 2004. This decrease in the Company’s effective income tax rate is primarily due to an increase in the FICA tip tax credit recognized in 2005. The Company’s effective income tax rate differs from applying the statutory Federal income tax rate of 35% to earnings before income taxes primarily due to employee FICA tip tax credits partially offset by state income taxes.
     Net income (loss) from discontinued operations in 2005 was a net loss of $798,000, as compared to net income from discontinued operations in 2004 of $1,200,000. The net loss in 2005 was primarily due to a $2,712,000 ($1,810,000 after tax) charge for the write down of asset values for two Bugaboo Creek Steak House restaurants. This impairment charge represents the sum of the differences between the estimated fair value, using discounted estimated future cash flows, and the carrying value of each of these restaurants.
     Net income of $51.6 million in 2005, as compared to net income of $47.0 million in 2004, reflects the net effect of the items discussed above.
RESULTS OF OPERATIONS
Year Ended December 26, 2004 Compared to Year Ended December 28, 2003
REVENUES
     Total revenues increased 20.1% to $717.5 million for 2004, compared to $597.5 million for 2003.
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
Franchise Revenue:
     As of December 25, 2005, the Company had a franchisee that operated three LongHorn Steakhouse restaurants in Puerto Rico. The Company earned $403,000 and $374,000 in franchise revenue in 2004 and 2003, respectively. Franchise revenue is computed based on a fixed percentage of the franchisee’s sales; therefore, the increase in 2004 franchise revenue over the prior year was due to the 7.8% increase in sales for the Company’s franchised restaurants.
COSTS AND EXPENSES
     Cost of restaurant sales, as a percentage of restaurant sales, increased to 36.8% in 2004 from 36.0% in 2003. This increase resulted primarily from higher contract pricing on commodities in 2004, particularly pricing with respect to beef contracts, and was partially offset by a 2% — 3% increase in menu prices.
     Restaurant operating expenses decreased as a percentage of total restaurant sales in 2004 to 42.7%, from 43.1% in 2003. The increased average weekly sales rate in 2004 leveraged fixed and semi-variable expenses as a percentage of total restaurant sales. The leveraging of these fixed and semi-variable expenses was partially offset by slight increases in unemployment taxes, management labor, advertising spending and credit card fees as a percentage of restaurant sales. Increased credit card usage by customers caused credit card processing fees to increase slightly as a percentage of sales.
     Depreciation and amortization — restaurants increased to $26.7 million in 2004, from $23.0 million in 2003, due to the Company’s new restaurant construction and depreciation of capital expenditures associated with the Company’s remodeling of older restaurants. Depreciation as a percentage of total restaurant sales decreased slightly due to the leveraging effect of increased average weekly sales in 2004. The amount of depreciation expense per operating week was approximately the same in 2004 as it was in 2003.
     Pre-opening expense — restaurants increased to $7.2 million or 1.0% of total restaurant sales in 2004 from $5.7 million or 1.0% of total restaurant sales in 2003. This dollar increase was the result of the Company opening a total of 27 new restaurants in 2004 as compared to opening 23 restaurants in 2003. The amount of pre-opening expense per new restaurant in 2004 was approximately equal to preopening expense per new restaurant in 2003.
     The provision for asset impairments, restaurant closings and other charges of approximately $922,000 in 2004 consisted of the write down of asset values related to two LongHorn Steakhouse restaurants. The impairment charge represents the sum of the differences between the estimated fair value, using discounted estimated future cash flows, and the carrying value of each of these restaurants.
     General and administrative expenses increased to $41.6 million in 2004, from $37.0 million in 2003. As a percentage of total revenues, general and administrative expenses decreased to 5.8% in 2004 from 6.2% in 2003. This decrease was primarily associated with lower management bonuses and the greater leverage of fixed and semi-fixed general and administrative expenses resulting from higher average weekly sales volumes in 2004.
     Interest expense, net increased to $1.3 million in 2004, from $1.0 million in 2003. The increase in interest expense, net was due to the interest expense associated with new capital lease obligations partially offset by an increase in the level of capitalized interest associated with the Company’s new restaurant development. The Company had no amounts outstanding under its revolving credit facility during 2004 or 2003.

     Minority interest was $300,000 in both 2004 and 2003. This expense reflects the joint venture partner’s interest in the Company’s three joint venture LongHorn Steakhouse restaurants.
     Income tax expense associated with continuing operations in 2004 was 33.2% of earnings before income taxes. The Company’s effective income tax rate differs from applying the statutory Federal income tax rate of 35% to earnings before income taxes primarily due to employee FICA tip tax credits partially offset by state income taxes.
     Net income from discontinued operations in 2004 was $1,200,000, as compared to net income from discontinued operations in 2003 of $2,715,000. This decrease in net income from discontinued operations was primarily due to a $1,778,000 ($1,187,000 after tax) charge for the write down of asset values for a Bugaboo Creek Steak House restaurant in 2004. This impairment charge represents the difference between the estimated fair value, using discounted estimated future cash flows, and the carrying value of the Bugaboo Creek Steak House restaurant.
     Net income of $47.0 million in 2004, as compared to net income of $41.9 million in 2003, reflects the net effect of the items discussed above.
LIQUIDITY AND CAPITAL RESOURCES
     The Company requires capital primarily for the development of new restaurants, selected acquisitions and the refurbishment of existing restaurants. The Company’s principal sources of funds in 2005 were (i) cash provided by operating activities of continuing operations ($114.4 million), which included the sale of short-term investments ($28.7 million) and (ii) proceeds from the exercise of employee stock options ($7.2 million). The primary uses of funds were capital expenditures ($93.1 million) for new and improved facilities related to continuing operations, capital expenditures ($11.1 million) for new and improved facilities related to discontinued operations and the purchase of common stock for treasury ($39.3 million).
     Due to the relatively short time period (less than 30 days) between the ordering of inventories, preparation for sale, collection of payment and subsequent payment for inventories, there are no material changes in the underlying drivers of cash flows that are not clearly identifiable in the Company’s consolidated statement of cash flows.
     Since substantially all sales in the Company’s restaurants are for cash or credit card receipts, which are generally settled in three days, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital. The Company’s working capital balance decreased from $43.7 million on December 26, 2004, to $6.3 million on December 25, 2005, principally due to the purchase of $39.3 million of common stock for treasury during fiscal 2005.
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
     The revolving credit facility contains various covenants and restrictions which, among other things, require the maintenance of stipulated leverage and fixed charge coverage ratios, as defined, and limit the incurrence of additional indebtedness in excess of specified amounts. The Company is currently in compliance with such covenants.
     As of December 25, 2005, the Company’s plan for 2006 was to open 29 or 30 LongHorn Steakhouse restaurants, two Bugaboo Creek Steak House restaurants (including one restaurant closed due to a fire in the first quarter of 2005) and three The Capital Grille restaurants in 2006. The Company’s 2006 capital plan provided for capital expenditures of approximately $115 to $125 million in 2006. The capital expenditure estimate for 2006 includes the estimated cost of developing 34 to 35 new restaurants (including the two Bugaboo Creek Steak House restaurants), ongoing refurbishment in existing restaurants, costs associated with obtaining real estate for year 2007 planned openings and continued investment in improved management information systems.

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
     The Company expects that available borrowings under the Company’s revolving credit facility and new borrowings under additional financing to be secured, together with cash on hand and cash provided by operating activities, will provide sufficient funds to finance its expansion and share repurchase plans through the year 2007.
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
     Cost of restaurant sales. The Company anticipates increased commodity prices in 2006 based primarily on higher protein pricing particularly with respect to beef. Based on the fixed prices negotiated for its protein products, partially offset by current and anticipated menu price increases, the Company expects its costs of goods sold as a percentage of total restaurant sales to be flat to up 0.10% in 2006 as compared with 2005.
     Operating expenses — restaurants. For the last several years, the Company has experienced cost pressure related to a number of operating expense line items including management and hourly labor. Additionally, several states in which the Company operates restaurants have either recently enacted or are considering enacting an increase in the minimum wage rate, which will result in an increase in hourly labor costs. The Company expects these trends to continue throughout 2006. In addition, the Company expects increases in (i) the cost of utilities, (ii) unemployment tax expense, and (iii) credit card processing fees due to the greater percentage of credit card usage.
     Pre-opening expense — restaurants. Pre-opening costs are expensed as incurred and are expected to approximate $195,000 for each LongHorn Steakhouse restaurant and $400,000 for each The Capital Grille restaurant. Restaurant pre-opening expenses may vary materially from period to period depending on when restaurants open. The Company anticipates that pre-opening expenses will be higher in 2006 by approximately $1.3 to $1.5 million (including $1.1 to $1.2 million as a result of the change in accounting for rent during the construction period) as a result of the planned opening of more new restaurants in 2006, as compared to 2005.
     Depreciation and amortization — restaurants. The Company expects depreciation and amortization to increase as it invests in the development of new restaurants and the ongoing refurbishment in existing restaurants. Due to an increase in the average cost to construct new restaurants offset by leverage of this fixed expense resulting from expected average weekly sales increases in 2006, the Company expects depreciation and amortization to remain flat as a percentage of restaurant sales.
     General and administrative expenses. The Company expects general and administrative expenses to increase by approximately 0.80% to 0.90%, as a percent of total revenues in 2006 as compared with 2005. Approximately 0.70% of that increase reflects the impact of the Company’s adoption of the stock-based expense provisions of SFAS 123R at the beginning of 2006.

     Interest expense, net. The Company does not plan to have any material amount outstanding under its revolving credit facility during 2006. However, due to the addition of capital leases during 2005 and expected additions of capital leases in 2006, as well as lower forecasted invested cash balances for 2006, the Company expects net interest expense to increase in 2006 compared with 2005.
     Income tax expense. The Company expects its effective income tax rate for 2006 to be approximately 33.25% of earnings before income taxes.
     Earnings per share. The Company expects fiscal 2006 diluted earnings per common share from continuing operations in a range of $1.41 to $1.43, which includes the impact of the Company’s adoption of SFAS 123R and FSP 13-1.
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
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
     The table below summarizes the Company’s significant contractual obligations of continuing operations, by maturity, as of December 25, 2005 (in thousands):

		LESS THAN	1 – 3	4 – 5	AFTER 5
	TOTAL	1 YEAR	YEARS	YEARS	YEARS
Bank revolving credit facility	$—	$—	$—	$—	$—

Capital lease obligations (1)	94,411	3,897	8,191	8,631	73,692

Operating lease obligations (2)	115,894	19,074	35,446	28,500	32,874

Purchase obligations (3)	245,270	232,949	12,321	—	—

Total contractual cash obligations	$455,575	$255,920	$55,958	$37,131	$106,566

(1)	Amounts reflected include imputed interest of $55,151.

(2)	Excludes operating lease obligations of Bugaboo Creek as follows:

		LESS THAN	1 – 3	4 – 5	AFTER 5
	TOTAL	1 YEAR	YEARS	YEARS	YEARS
Operating lease obligations of discontinued operations	$26,466	$3,574	$6,873	$5,963	$10,056

(3)	Consists of purchase obligations and commitments under food contracts and the estimated costs of completing capital project commitments associated with continuing operations. Excludes $1,397 in estimated costs for capital project commitments associated with discontinued operations.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     On October 6, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 is effective for the Company’s fiscal 2006 and requires the Company to expense rental costs incurred during the construction period associated with ground or building operating leases. The Company has previously capitalized these costs. Retrospective application, which permits entities to restate financial statements of previous periods is permitted but not required. In the first quarter of fiscal 2006, the Company adopted the provisions of FSP 13-1 using retrospective application. This resulted in the revision of previously issued financial statements as if the provisions of FSP 13-1 had always been used. As noted in the section entitled “EXPLANATORY NOTE,” this report on Form 10-K/A restates the Company’s consolidated financial statements to recognize rental costs associated with ground or building operating leases incurred during construction in pre-opening expense — restaurants.
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
     SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company adopted the provisions of SFAS 123R using modified prospective application in the first quarter of fiscal 2006.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB No. 20, Accounting Changes, and

SFAS No. 3, Reporting Accounting changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.
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
     Judgments made by the Company related to the expected useful lives of long-lived assets and the Company’s ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause the Company to realize a material impairment charge. In 2005, the Company recognized a $557,000 charge for the write down of asset values for three LongHorn Steakhouse restaurants and a $2,712,000 charge for the write down of asset values for two Bugaboo Creek Steak House restaurants. In 2004, the Company recognized a $922,000 charge for the write down of asset values related to two LongHorn Steakhouse restaurants and a $1,778,000 charge for the write down of asset values related to one Bugaboo Creek Steak House restaurant.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 2005, DECEMBER 26, 2004 AND DECEMBER 28, 2003
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
RARE Hospitality International, Inc.
     We have audited the accompanying consolidated balance sheets of RARE Hospitality International, Inc. and subsidiaries (the Company) as of December 25, 2005 and December 26, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 25, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     As discussed in note 1 to the consolidated financial statements, the Company has presented the results of operations of the Bugaboo Creek Steak House business as discontinued operations.
(signed) KPMG LLP
Atlanta, Georgia
November 15, 2006

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 25, 2005 AND DECEMBER 26, 2004
(in thousands)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$12,107	$19,487
Short-term investments	6,203	34,895
Accounts receivable	15,807	9,212
Inventories	14,516	11,761
Prepaid expenses	6,558	6,835
Refundable income taxes	—	3,327
Deferred income taxes	9,425	7,898
Assets of discontinued operations	47,179	42,938

Total current assets	111,795	136,353

Property and equipment, less accumulated depreciation and amortization	451,619	392,233
Goodwill	19,187	19,187
Other	18,324	14,206

Total assets	$600,925	$561,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,026	$33,113
Accrued expenses	71,010	53,884
Income taxes payable	1,152	—
Current installments of obligations under capital leases	269	207
Liabilities of discontinued operations	3,075	5,446

Total current liabilities	105,532	92,650

Deferred income taxes	3,483	10,146
Obligations under capital leases, net of current installments	38,991	37,136
Other	27,432	21,652

Total liabilities	175,438	161,584

Minority interest	1,193	1,309

Shareholders’ equity:
Preferred stock, no par value. Authorized 10,000 shares, none issued	—	—
Common stock, no par value. Authorized 60,000 shares; 35,436 and 34,802 shares issued; and 33,484 and 34,209 outstanding at December 25, 2005 and December 26, 2004, respectively	229,955	217,146
Unearned compensation — restricted stock	(1,470)	(1,588)
Retained earnings	248,284	196,705
Treasury shares at cost; 1,952 shares and 593 shares at December 25, 2005 and December 26, 2004, respectively	(52,475)	(13,177)

Total shareholders’ equity	424,294	399,086

Total liabilities and shareholders’ equity	$600,925	$561,979

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 25, 2005, DECEMBER 26, 2004 AND DECEMBER 28, 2003
(in thousands, except per share data)

	2005	2004	2003
Revenues:
Restaurant sales:
LongHorn Steakhouse	$666,073	$578,297	$487,221
The Capital Grille	165,169	131,208	102,414
Other restaurants	7,588	7,564	7,498

Total restaurant sales	838,830	717,069	597,133
Franchise revenues	436	403	374

Total revenues	839,266	717,472	597,507

Costs and expenses:
Cost of restaurant sales	307,741	264,307	214,814
Operating expenses— restaurants	364,566	306,591	257,610
Provision for asset impairments, restaurant closings, and other charges	557	922	—
Depreciation and amortization— restaurants	31,244	26,703	22,956
Pre-opening expense—restaurants	7,483	7,190	5,692
General and administrative expenses	48,064	41,582	37,024

Total costs and expenses	759,655	647,295	538,096

Operating income	79,611	70,177	59,411
Interest expense, net	1,921	1,328	1,015
Minority interest	215	300	300

Earnings from continuing operations before income taxes	77,475	68,549	58,096
Income tax expense	25,098	22,760	18,864

Income from continuing operations	52,377	45,789	39,232

Income (loss) from discontinued operations, net of income tax (expense) benefit	(798)	1,200	2,715

Net earnings	$51,579	$46,989	$41,947

Basic earnings per common share:
Continuing operations	$1.55	$1.35	$1.18
Discontinued operations	(0.02)	0.04	0.08

Net earnings	$1.53	$1.39	$1.26

Diluted earnings per common share:
Continuing operations	$1.50	$1.29	$1.13
Discontinued operations	(0.02)	0.03	0.08

Net earnings	$1.48	$1.33	$1.20

Weighted average common shares outstanding (basic)	33,764	33,811	33,162

Weighted average common shares outstanding (diluted)	34,817	35,374	34,843

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 25, 2005, DECEMBER 26, 2004 AND DECEMBER 28, 2003
(in thousands)

			UNEARNED
			COMPENSATION-		TREASURY	TOTAL
	COMMON STOCK		RESTRICTED	RETAINED	SHARES-	SHAREHOLDERS’
	SHARES	DOLLARS	STOCK	EARNINGS	AT COST	EQUITY
BALANCE, DECEMBER 29, 2002	33,099	$191,174	$(1,124)	$107,769	$(2,364)	$295,455
Net earnings and total comprehensive income	—	—	—	41,947	—	41,947
Purchase of common stock for treasury	—	—	—	—	(2,625)	(2,625)
Issuance of shares pursuant to restricted stock awards	47	969	(969)	—	—	—
Amortization of restricted stock	—	—	790	—	—	790
Forfeiture of restricted stock	(11)	(263)	—	—	—	(263)
Issuance of shares pursuant to exercise of stock options	907	7,120	—	—	—	7,120
Tax benefit of stock options exercised	—	4,624	—	—	—	4,624

BALANCE, DECEMBER 28, 2003	34,042	203,624	(1,303)	149,716	(4,989)	347,048
Net earnings and total comprehensive income	—	—	—	46,989	—	46,989
Purchase of common stock for treasury	—	—	—	—	(8,188)	(8,188)
Issuance of shares pursuant to restricted stock awards	61	1,565	(1,565)	—	—	—
Forfeiture of restricted stock	(9)	(139)	—	—	—	(139)
Amortization of restricted stock	—	—	1,280	—	—	1,280
Issuance of shares pursuant to exercise of stock options	708	7,706	—	—	—	7,706
Tax benefit of stock options exercised	—	4,390	—	—	—	4,390

BALANCE, DECEMBER 26, 2004	34,802	217,146	(1,588)	196,705	(13,177)	399,086
Net earnings and total comprehensive income	—	—	—	51,579	—	51,579
Purchase of common stock for treasury	—	—	—	—	(39,298)	(39,298)
Issuance of shares pursuant to restricted stock awards	55	1,656	(1,656)	—	—	—
Forfeiture of restricted stock	(19)	(332)	174	—	—	(158)
Amortization of restricted stock	—	—	1,600	—	—	1,600
Issuance of shares pursuant to exercise of stock options	598	7,188	—	—	—	7,188
Tax benefit of stock options exercised	—	4,297	—	—	—	4,297

BALANCE, DECEMBER 25, 2005	35,436	$229,955	$(1,470)	$248,284	$(52,475)	$424,294

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 25, 2005, DECEMBER 26, 2004 AND DECEMBER 28, 2003
(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net earnings	$51,579	$46,989	$41,947
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Income) loss from discontinued operations, net of income taxes	798	(1,200)	(2.715)
Depreciation and amortization	35,060	29,569	24,680
Provision for asset impairments, restaurant closings and other charges	549	922	—
Minority interest	215	300	300
Deferred tax expense	(8,190)	4,797	3,709
Sale (purchase) of short-term investments, net	28,692	(10,859)	(6,301)
Changes in assets and liabilities:
Accounts receivable	(6,595)	(482)	(2,154)
Inventories	(2,755)	(2,664)	(1,210)
Prepaid expenses	277	(1,846)	(1,547)
Other assets	(1,506)	(3,072)	(1,050)
Refundable income taxes	8,776	3,225	6,586
Accounts payable	(6,669)	6,044	229
Accrued expenses	10,619	5,793	6,253
Other liabilities	3,516	2,429	1,424

Net cash provided by operating activities of continuing operations	114,366	79,945	70,153

Net cash provided by operating activities of discontinued operations	11,093	8,826	9,063

Cash flows from investing activities:
Purchase of property and equipment by continuing operations	(93,115)	(88,352)	(68,722)

Purchase of property and equipment by discontinued operations	(11,092)	(8,894)	(8,988)

Cash flows from financing activities:
Payments for debt issuance costs	(370)	—	—
Principal payments on capital leases	(195)	(128)	(79)
Distributions to minority partners	(331)	(362)	(340)
Increase in bank overdraft included in accounts payable and accrued expenses	4,375	8,486	1,194
Purchase of common stock for treasury	(39,298)	(8,188)	(2,625)
Proceeds from exercise of stock options	7,188	7,706	7,120

Net cash provided by (used in) financing activities of continuing operations	(28,631)	7,514	5,270

Net increase (decrease) in cash and cash equivalents	(7,379)	(961)	6,776
Cash and cash equivalents at beginning of year	19,547	20,508	13,732

Cash and cash equivalents at end of year	$12,168	$19,547	$20,508

Cash and cash equivalents of continuing operations at end of year	$12,107	$19,487	$20,380

Cash and cash equivalents of discontinued operations at end of year	$61	$60	$128

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$23,779	$15,085	$9,737

Cash paid for interest net of amounts capitalized	$2,594	$1,589	$1,078

Supplemental disclosure of non-cash financing and investing activities:
Assets acquired under capital lease	$2,112	$9,885	$5,181

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 2005, DECEMBER 26, 2004 AND DECEMBER 28, 2003
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
OPERATIONS
     RARE Hospitality International, Inc., including its wholly owned subsidiaries (the “Company”), is a multi-concept restaurant company, which, as of December 25, 2005, operated the following restaurants in 31 states (located primarily in the Eastern half of the United States) and the District of Columbia:

CONCEPT	NUMBER IN OPERATION
LongHorn Steakhouse	237
The Capital Grille	23
Other specialty concepts	2

Total restaurants	262

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
     On September 21, 2006, the Company announced that its Board of Directors had approved exiting the Bugaboo Creek Steak House business through the probable sale of the restaurants and brand. In the accompanying consolidated financial statements, the results of operations relating to the operations to be divested are presented as discontinued operations. The assets and liabilities of discontinued operations are primarily comprised of fixed assets and accrued liabilities, respectively. Financial results for Bugaboo Creek Steak House for each of the years in the three-year period ended December 25, 2005, were as follows (in thousands):

	Full Year
	52 Weeks Ended
	Dec. 25,	Dec. 26,	Dec. 28,
	2005	2004	2003
Restaurant Sales	$97,310	$95,091	$83,325

Costs and expenses:
Cost of restaurant sales	35,447	35,141	30,280
Operating expenses-restaurants	51,165	48,088	41,368
Depreciation and amortization-restaurants	4,200	3,733	3,259
Pre-opening expense-restaurants	933	903	915
Provision for asset impairments, restaurant closings, and other charges	2,712	1,778	—
General and administrative expenses	4,048	3,662	3,491

Total costs and expenses	98,505	93,305	79,313

Earnings (loss) before income taxes	(1,195)	1,786	4,012
Income tax expense (benefit)	(397)	586	1,297

Net earnings (loss)	$(798)	$1,200	$2,715

     Unless otherwise noted, discussions and amounts throughout these Notes to Consolidated Financial Statements relate to the Company’s continuing operations.
     On October 6, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 was effective for the Company’s 2006 fiscal year and requires the Company to expense rental costs incurred during the construction period associated with ground or building operating leases. FSP 13-1 allows for retrospective application in accordance with FASB Statement No. 154, “Accounting Changes and Error Correction.” When adopting FSP 13-1, the Company elected to retrospectively apply the provisions of FSP 13-1 to its financial statements for all prior periods.
     Prior to the issuance of FSP 13-1, the Company capitalized all rental costs associated with ground or building operating leases during each construction period. Pursuant to FSP 13-1, in the accompanying restated consolidated financial statements, rental costs associated with ground or building operating leases incurred during construction are recognized in pre-opening expense – restaurants. The retrospective application of FSP 13-1 reduced net earnings by $503,000, $540,000 and $330,000 for the years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively. The reduction in net earnings is a result of increases in pre-opening expense of $1,225,000, $1,228,000 and $824,000 partially offset by reductions of depreciation expense of $412,000, $357,000 and $293,000, and reductions of income taxes of $309,000, $330,000 and $202,000 for 2005, 2004 and 2003, respectively. The cumulative effect of the retrospective application is a reduction in retained earnings of $4,680,000 as of the beginning of fiscal year 2003.
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

RENT EXPENSE
     The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty to the Company. The lease term commences on the date when the Company becomes legally obligated for the rent payments. Percentage rent expense is generally based upon sales levels and is accrued at the point in time the Company determines that it is probable that such sale levels will be achieved. The Company records leasehold improvements funded by landlords under operating leases as leasehold improvements and deferred rent. Prior to the adoption of FSP 13-1, rent expense incurred during the construction period was capitalized to property and equipment. As described later in this Note, under the section entitled “ACCOUNTING STANDARDS ADOPTED IN FISCAL 2005,” the Company’s accounting for rent incurred during the construction period changed effective at the beginning of fiscal 2006. This report on Form 10-K/A restates the Company’s consolidated financial statements to recognize rental costs associated with ground or building operating leases incurred during construction in pre-opening expense – restaurants.
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
OTHER ASSETS
     Other assets consist of the investments of the Company’s Supplemental Deferred Compensation Plan, debt issuance costs, trademarks, deposits, and purchased liquor licenses. The Company applies the provisions of SFAS 142 to purchased liquor licenses and trademarks. The 2005 provision for asset impairments includes a $47,000 charge to reflect the diminution in value of a purchased liquor license for a LongHorn Steakhouse restaurant location. Impairment of this liquor license was measured by the amount by which the carrying amount exceeded its fair market value. There has been no other impairment of purchased liquor licenses or trademarks since the adoption of SFAS 142 in 2002. Purchased liquor licenses related to continuing operations amounted to approximately $4,831,000 and $3,772,000 at December 25, 2005 and December 26, 2004, respectively. Purchased liquor licenses related to discontinued operations amounted to approximately $442,000 at both December 25, 2005 and December 26, 2004. Purchased trademarks aggregated approximately $0.4 million at December 25, 2005. Debt issuance costs are amortized on a straight-line basis over the expected term of the debt facility.
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

	2005	2004	2003
Dividend yield	0%	0%	0%
Volatility	28.0%	34.2%	44.0%
Risk-free interest rate	4.375%	3.625%	3.25%
Average expected life	4yrs	4yrs	5yrs
     In accordance with the provisions of APB 25, the Company did not recognize any compensation expense from the issuance of employee stock options. The following table represents the effect on net earnings and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123 (in thousands except per share amounts):

	2005	2004	2003
Net earnings, as reported	$51,579	$46,989	$41,947

Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects	989	795	490

Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,229)	(4,784)	(4,343)

Pro forma net earnings	$47,339	$43,000	$38,094

Basic earnings per common share:
Net earnings, as reported	$1.53	$1.39	$1.26

Net earnings, pro forma	$1.40	$1.27	$1.15

Diluted earnings per common share:
Diluted earnings, as reported	$1.48	$1.33	$1.20

Diluted earnings, pro forma	$1.37	$1.23	$1.11

     In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment,” (“SFAS 123R”), which requires companies to begin to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123R will be effective for the Company’s first quarter of fiscal 2006. The Company adopted the provisions of SFAS 123R using the Black-Scholes option pricing formula with a modified prospective application. Modified prospective application recognizes compensation expense for unvested awards as of the effective date of SFAS 123R over the remaining service period.
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
ADVERTISING EXPENSES
     The costs of programming, advertising and other promotions are expensed in the periods in which the costs are incurred. Production costs are charged to expense in the period the advertising is first aired. Total advertising expense for continuing operations included in operating expenses — restaurants was approximately $25.7 million, $21.4 million and $17.6 million for the years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively. Total advertising expense for discontinued operations was approximately $4.6 million, $4.7 million and $3.6 million for the years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively.
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
     The following table presents a reconciliation of weighted average shares and earnings per share amounts (amounts in thousands, except per share data):

	2005	2004	2003
Weighted average number of common shares used in basic calculation	33,764	33,811	33,162
Dilutive effect of restricted stock awards	58	88	179
Dilutive effect of net shares issuable pursuant to stock option plans	995	1,475	1,502

Weighted average number of common shares used in diluted calculation	34,817	35,374	34,843

Income from continuing operations	$52,377	$45,789	$39,232

Income (loss) from discontinued operations, net of income tax (expense) benefit	$(798)	$1,200	$2,715

Net earnings	$51,579	$46,989	$41,947

	2005	2004	2003
Basic earnings per common share:
Continuing operations	$1.55	$1.35	$1.18
Discontinued operations	(0.02)	0.04	0.08

Net earnings	$1.53	$1.39	$1.26

Diluted earnings per common share: *
Continuing operations	$1.50	$1.29	$1.13
Discontinued operations	(0.02)	0.03	0.08

Net earnings	$1.48	$1.33	$1.20

*	Per share amounts do not necessarily sum to the total year amounts due to rounding.
     Options to purchase 389,083, 152,531 and 82,402 shares of common stock for fiscal 2005, 2004 and 2003, respectively were excluded from the computation of diluted earnings per common share because the related exercise prices were greater than the average market price for the respective year and would have been antidilutive.
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
     SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company adopted the provisions of SFAS 123R on December 26, 2005, using modified prospective application.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, and was applied in the adoption of FSP 13-1.
ACCOUNTING STANDARDS ADOPTED IN FISCAL 2005
     On October 6, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 is effective for the Company’s fiscal 2006 and requires the Company to expense rental costs incurred during the construction period associated with ground or building operating leases. The Company has previously capitalized these costs. Retrospective application, which permits entities to restate financial statements of previous periods is permitted but not required. In the first quarter of fiscal 2006, the Company adopted the provisions of FSP 13-1 using retrospective application. This resulted in the revision of previously issued financial statements as if the provisions of FSP 13-1 had always been used. As noted in the section entitled “EXPLANATORY NOTE,” this report on Form 10-K/A restates the Company’s consolidated financial statements to recognize rental costs associated with ground or building operating leases incurred during construction in pre-opening expense – restaurants.
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
(2) PROVISION FOR ASSET IMPAIRMENTS, RESTAURANT CLOSINGS, AND OTHER CHARGES
     The provision for asset impairments, restaurant closings, and other charges in continuing operations of approximately $557,000 in 2005 consisted primarily of the write down of asset values for three LongHorn Steakhouse restaurants. The impairment for each LongHorn Steakhouse restaurant relates to management’s decision to not exercise future lease options for these restaurants as the current lease term expires. Income (loss) from discontinued operations in 2005 included a $2,712,000 charge for the write down of asset values for two Bugaboo Creek Steak House restaurants. The impairment charges in 2005 represent the sum of the differences between the estimated fair value, using discounted estimated future cash flows and the carrying value of each of these restaurants.
     The provision for asset impairments, restaurant closings, and other charges in continuing operations of $922,000 in 2004 consisted of the partial write down of asset values related to two LongHorn Steakhouse restaurants. Income from discontinued operations in 2004 included a $1,778,000 charge for the write down of asset values related to one Bugaboo Creek Steak House restaurant. The impairment charges in 2004 were determined under SFAS 144 by comparing discounted estimated future cash flows to the carrying value of impaired assets.
(3) PROPERTY AND EQUIPMENT
     Major classes of property and equipment at December 25, 2005 and December 26, 2004 are summarized as follows (in thousands):

	2005	2004
Land and improvements	$70,353	$59,364
Buildings	76,575	62,188
Leasehold improvements	256,443	216,701
Assets under capital lease	39,801	35,995
Restaurant equipment	102,883	92,475
Furniture and fixtures	44,096	38,844
Construction in progress	32,331	31,308

	622,482	536,875
Less accumulated depreciation and amortization	170,863	144,639

	$451,619	$392,236

     Depreciation and amortization – restaurants on the consolidated statement of operations excludes depreciation of assets in the Company’s corporate offices and training facility. Total depreciation and amortization of property and equipment related to continuing operations during 2005, 2004 and 2003 was $33,509,000, $28,404,000 and $24,109,000, respectively. Total depreciation and amortization of property and equipment related to discontinued operations during 2005, 2004 and 2003 was $4,250,000, $3,793,000 and $3,312,000, respectively.
     The Company has, in the normal course of business, entered into agreements with vendors for the purchase of restaurant equipment, furniture, fixtures, buildings, and improvements for restaurants that have not yet opened. At December 25, 2005, such commitments associated with continuing operations and discontinued operations totaled approximately $35.2 million and $1.4 million, respectively.
(4) ACCRUED EXPENSES
     Accrued expenses consist of the following at December 25, 2005 and December 26, 2004 (in thousands):

	2005	2004
Accrued self insurance reserves	$7,735	$4,807
Accrued provision for restaurant closings and other charges	281	330
Accrued rent	6,725	4,572
Accrued compensation	15,255	13,008
Other taxes accrued	9,128	7,713
Unearned revenue — gift cards and gift certificates	27,082	20,097
Other	4,804	3,357

	$71,010	$53,884

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
     Interest expense, net consists of the following (in thousands):

	2005	2004	2003
Imputed interest on capital leases	$3,187	$2,526	$1,884
Interest expense	591	486	493
Capitalized interest	(998)	(1,312)	(1,067)
Interest income	(859)	(372)	(295)

Interest expense, net	$1,921	$1,328	$1,015

(6) INCOME TAXES
     Total income tax expense (benefit) consists of (in thousands):

	2005	2004	2003
Continuing Operations	$25,098	$22,760	$18,864
Discontinued Operations	(397)	586	1,297

	$24,701	$23,346	$20,161

     The components of income tax expense (benefit) for continuing operations consists of (in thousands):

	CURRENT	DEFERRED	TOTAL
Year ended December 25, 2005:
U.S. Federal	$29,310	$(7,211)	$22,099
State and local	3,978	(979)	2,999

	$33,288	$(8,190)	$25,098

Year ended December 26, 2004:
U.S. Federal	$15,920	$4,251	$20,171
State and local	2,043	546	2,589

	$17,963	$4,797	$22,760

Year ended December 28, 2003:
U.S. Federal	$13,622	$3,329	$16,951
State and local	1,533	380	1,913

	$15,155	$3,709	$18,864

     The differences between the statutory Federal income tax rate and the effective income tax rate reflected in the consolidated statements of operations are as follows:

	2005	2004	2003
Federal statutory income tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	3.09	2.90	2.60
Meals and entertainment	0.07	0.10	0.10
FICA tip credit	(5.78)	(4.90)	(4.70)
Other	0.01	0.10	(0.54)

Effective tax rates	32.39%	33.20%	32.46%

     The Company expects to retain all deferred tax assets and liabilities after disposal of assets held for sale. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 25, 2005 and December 26, 2004 are presented below (in thousands):

	2005	2004
Deferred tax assets (liabilities):
Provisions for restaurant closings, and other charges	$3,544	$2,289
Accrued rent	9,120	7,580
Accrued insurance	432	293
Accrued workers’ compensation	1,198	833
Property and equipment	(11,282)	(13,555)
Deferred compensation plan	3,460	2,586
Restricted stock	1,420	1,498
Smallwares	(3,348)	(2,909)
Other	1,398	(863)

Net deferred tax asset (liability)	$5,942	$(2,248)

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
     Future minimum lease payments under capital lease obligations and noncancelable operating leases of continuing operations at December 25, 2005 are as follows (in thousands):

	CAPITAL	OPERATING
YEARS ENDING AT OR ABOUT DECEMBER 31:
2006	$3,897	$19,074
2007	4,054	18,554
2008	4,137	16,892
2009	4,243	15,450
2010	4,388	13,050
Thereafter	73,692	32,874

Total minimum lease payments	94,411	$115,894

Less imputed interest (at 9%)	55,151

Present value of minimum lease payments	39,260
Less current maturities	269

Obligations under capital leases, net of current maturities	$38,991

     Rental expense related to continuing operations consisted of the following amounts (in thousands):

	2005	2004	2003
Minimum lease payments	$19,443	$17,071	$14,896
Contingent rentals	3,446	2,615	2,109

Total rental expense	$22,889	$19,686	$17,005

     Future minimum lease payments under noncancelable operating leases of discontinued operations at December 25, 2005 are as follows (in thousands):

OPERATING
YEARS ENDING AT OR ABOUT DECEMBER 31:
2006	$3,574
2007	3,522
2008	3,351
2009	3,141
2010	2,822
Thereafter	10,056

Total minimum lease payments	$26,466

     Rental expense related to discontinued operations consisted of the following amounts (in thousands):

	2005	2004	2003
Minimum lease payments	$3,560	$3,135	$2,783
Contingent rentals	170	201	177

Total rental expense	$3,730	$3,336	$2,960

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
(10) STOCK OPTIONS AND RESTRICTED STOCK
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
     As of December 25, 2005 and December 26, 2004, options to purchase 2,238,110 and 1,958,755 shares of common stock, respectively, were exercisable at weighted average exercise prices of $14.94 and $12.39 per share, respectively. Option activity under the Company’s stock option plans is as follows:

		WEIGHTED
	SHARES	AVERAGE PRICE ($)

Outstanding at December 29, 2002	3,939,177	10.57

Granted in 2003	732,003	20.01
Exercised in 2003	(907,252)	7.85
Canceled in 2003	(31,753)	16.17

Outstanding at December 28, 2003	3,732,175	12.99

Granted in 2004	701,066	27.20
Exercised in 2004	(709,152)	10.87
Canceled in 2004	(153,748)	17.58

Outstanding at December 26, 2004	3,570,341	16.07

Granted in 2005	394,408	30.63
Exercised in 2005	(598,043)	12.07
Canceled in 2005	(153,327)	22.14

Outstanding at December 25, 2005	3,213,379	18.35

     The following table summarizes information concerning options outstanding and exercisable as of December 25, 2005:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
		WEIGHTED	WEIGHTED
		AVERAGE	AVERAGE		WEIGHTED
	NUMBER	REMAINING	EXERCISE	NUMBER	AVERAGE
RANGE OF EXERCISE PRICES	OUTSTANDING	LIFE	PRICE ($)	EXERCISABLE	PRICE ($)
$0.01 to $5.00	47,500	2.10	4.33	47,500	4.33
$5.01 to $10.00	772,145	3.60	8.16	772,145	8.16
$10.01 to $15.00	527,699	5.00	14.62	445,195	14.58
$15.01 to $20.00	654,135	6.50	17.51	561,960	17.33
$20.01 to $25.00	222,015	7.80	22.36	142,449	22.33
$25.01 to $30.00	686,802	8.60	27.37	208,781	27.02
$30.01 or greater	303,083	9.10	31.45	60,080	31.34
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
(12) QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following is a summary of the unaudited quarterly results for the years ended December 25, 2005 and December 26, 2004 (in thousands, except per share data):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2005:
Revenues	$205,335	$210,242	$201,489	$222,200	$839,266
Operating income	22,504	20,548	15,149	21,410	79,611
Earnings from continuing operations before income taxes	22,121	20,094	14,607	20,653	77,475
Net earnings	15,350	13,734	9,588	12,907	51,579
Net earnings per share*:
Basic	$0.45	$0.40	$0.29	$0.38	$1.53
Diluted	$0.43	$0.39	$0.28	$0.37	$1.48

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2004:
Revenues	$176,831	$180,449	$171,087	$189,105	$717,472
Operating income	20,494	18,925	12,255	18,503	70,177
Earnings from continuing operations before income taxes	20,269	18,626	11,759	17,895	68,549
Net earnings	14,768	13,284	8,345	10,592	46,989
Net earnings per share*:
Basic	$0.44	$0.39	$0.25	$0.31	$1.39
Diluted	$0.42	$0.37	$0.24	$0.30	$1.33

*	Quarterly per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.
(13) SUBSEQUENT EVENT
On September 21, 2006, the Company announced that its Board of Directors had approved exiting the Bugaboo Creek Steak House business through the probable sale of the restaurants and brand. Earnings (loss) from discontinued operations for the third quarter of 2006 reflect a third quarter asset impairment charge of approximately $12,280,000 ($7,982,000, net of tax) (unaudited) based upon Management’s estimate of the impairment to be realized upon the anticipated divestiture of the Bugaboo Creek Steak House business. Associated with this planned divestiture, in addition to costs included in the third quarter impairment charge, the Company expects to pay retention bonuses of approximately $2.0 million and incur rent termination costs of approximately $1.8 million. None of these amounts have been expensed or paid.
EXHIBIT INDEX

23(1)	—	Consent of KPMG LLP.

31(1)	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31(2)	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32(1)	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1).

32(2)	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1).

(1)	These exhibits are deemed to accompany this report and are not “filed” as part of the report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE Hospitality International, Inc.
By /s/ Philip J. Hickey, Jr.
Philip J. Hickey, Jr.
Chairman of the Board and Chief Executive Officer

Date: November 15, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

By	/s/ Philip J. Hickey, Jr.	November 15, 2006

Philip J. Hickey, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By	/s/ W. Douglas Benn	November 15, 2006

W. Douglas Benn
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)

By	/s/Benjamin A. Waites	November 15, 2006

Benjamin A. Waites
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

By	/s/Roger L. Boeve	November 15, 2006

Roger L. Boeve
Director

By	/s/Carolyn H. Byrd	November 15, 2006

Carolyn H. Byrd
Director

By	/s/Don L. Chapman	November 15, 2006

Don L. Chapman
Director

Date

By	/s/James D. Dixon	November 15, 2006

James D. Dixon
Director

By	/s/Dick R. Holbrook	November 15, 2006

Dick R. Holbrook
Director

By	/s/Lewis H. Jordan	November 15, 2006

Lewis H. Jordan
Director

By	/s/Eugene I. Lee, Jr.	November 15, 2006

Eugene I. Lee, Jr.
President, Chief Operating Officer
and Director

By	/s/Ronald W. San Martin	November 15, 2006

Ronald W. San Martin
Director