Form 10-K
period 2006-12-31
RARE HOSPITALITY INTERNATIONAL INC
filed 2007-03-01
CIK 883976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers and directors are “affiliates” of the registrant) of the registrant was approximately $861.3 million based upon the last reported sale price in the Nasdaq National Market of $28.76 as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 23, 2007, the number of shares outstanding of the registrant’s Common Stock, no par value, was 30,471,014 (excluding 5,745,796 shares held in the Company’s treasury).

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 8, 2007 are incorporated by reference in Part III hereof.
FORWARD-LOOKING STATEMENTS
     Certain of the matters discussed in this Form 10-K, particularly regarding estimates of the number and locations of new restaurants that RARE Hospitality International, Inc. and its subsidiaries (the “Company”) intend to open during fiscal 2007 and statements included in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “OUTLOOK FOR FUTURE OPERATING RESULTS,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-K are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-K, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: the ability of the Company to execute capital structure and other initiatives intended to enhance long-term shareholder value; the ability of the Company to obtain financing on terms acceptable to the Company and maintain compliance with the covenants included in such financing; the ability of the Company to repurchase its shares in the expected number and at prices that would be accretive to the Company’s financial results; the ability of the Company to close the sale of its Bugaboo Creek Steak House restaurants; failure of facts to conform to necessary management estimates and assumptions regarding financial and operating matters; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large and growing restaurant base; increases in the cost of construction of new restaurants; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; unusual weather patterns or events; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef or other products sold by the Company; unforeseen increases in commodity pricing; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; legislation adversely affecting the restaurant industry, including (without limitation) minimum wage and mandatory healthcare legislation; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks set forth in this Form 10-K and other risks identified from time to time in the Company’s SEC reports, registration statements and public announcements. Any forward-looking statement speaks only as of the date on which it was made, and the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

RARE HOSPITALITY INTERNATIONAL, INC.

PART I
ITEM 1. BUSINESS
GENERAL
     RARE Hospitality International, Inc. and subsidiaries operates and franchises 333 restaurants as of February 20, 2007, including 274 LongHorn Steakhouse restaurants, 26 The Capital Grille restaurants and 31 Bugaboo Creek Steak House restaurants, as well as two additional restaurants (the “specialty restaurants”), Hemenway’s Seafood Grille & Oyster Bar (“Hemenway’s”) and The Old Grist Mill Tavern. The Company was incorporated in Georgia in December 1982.
     On September 21, 2006, the Company announced that its Board of Directors had approved exiting the Bugaboo Creek Steak House business and on February 27, 2007, the Company announced that it had signed a definitive agreement for the sale of that business for $28.0 million. Accordingly, Bugaboo Creek is presented as discontinued operations in the financial information included in this Form 10-K. Unless otherwise noted, discussions and amounts throughout this Form 10-K relate to the Company’s continuing operations. See Note 1 to the Company’s Consolidated Financial Statements for more information on the results of operations of the Bugaboo Creek Steak House business.
     In this Form 10-K, unless the context otherwise requires, “RARE Hospitality,” the “Company,” “we,” “us,” or “our” refers to the continuing operations of RARE Hospitality International, Inc. and its subsidiaries.
CONCEPTS
     LongHorn Steakhouse restaurants are casual dining, full-service establishments serving both lunch and dinner in an attractive and inviting atmosphere. With locations spread throughout 25 states, primarily in the Eastern half of the United States, LongHorn Steakhouse restaurants feature a variety of top quality menu items including signature steaks, as well as salmon, shrimp, chicken, ribs, pork chops, burgers and prime rib. Designed with an inviting décor reminiscent of the classic American West, LongHorn Steakhouse restaurants appeal to all ages with a unique combination of hospitable, attentive service, moderate prices, high quality menu items and a comfortable atmosphere.
     The Capital Grille, with locations in major metropolitan cities in the United States, boasts relaxed elegance and style. Nationally acclaimed for dry aging steaks on the premises, The Capital Grille is also known for fresh seafood flown in daily and culinary specials created by its chefs. The restaurants feature an award-winning wine list offering over 300 selections, personalized service, comfortable club-like atmosphere and premiere private dining rooms. The Capital Grille is an ideal dining choice for business meetings and social occasions.
     Bugaboo Creek Steak House restaurants are designed as attractive, family-friendly establishments featuring moderately priced, flavorful food items and an offering of full liquor service. Primarily located in states on the Eastern seaboard, Bugaboo Creek Steak House restaurants attract guests of all ages with a rustic décor reminiscent of an authentic Rocky Mountain lodge. Stressing a friendly and attentive service style, Bugaboo Creek Steak House restaurants offer a variety of menu offerings including signature seasoned steaks, prime rib, smoked baby-back ribs, spit-roasted half chicken, grilled salmon and shrimp.
RESTAURANT LOCATIONS
     The following tables set forth the location of each existing restaurant and restaurants under construction by concept at February 20, 2007 and the number of restaurants in each area.
LONGHORN STEAKHOUSE RESTAURANTS
EXISTING COMPANY-OWNED/JOINT VENTURE RESTAURANTS

ALABAMA
Oxford	1
Auburn	1
Birmingham	1
Dothan	1
Huntsville	1
Mobile	2
Montgomery	2

DELAWARE
Wilmington	1
FLORIDA
Daytona Beach	1
Destin	1
Ft. Myers	2
Ft. Walton Beach	1
Jacksonville	8
Miami/Ft. Lauderdale	7
Ocala	1
Orlando	8
St. Augustine	1
Tallahassee	1
Tampa/ St. Petersburg	12
West Palm Beach	4
GEORGIA
Albany	1
Athens	1
Atlanta	31
Augusta	1
Carrollton	1
Columbus	1
Commerce	1
Dalton	1
Dawsonville	1
Ellijay	1
Gainesville	1
Macon	3
Rome	1
Savannah	2
Statesboro	1
Tifton	1
Valdosta	1
ILLINOIS
Chicago	1
Fairview Heights	1
Peoria	1
Springfield	1
INDIANA
Bloomington	1
Clarksville	1
Evansville	1
Gary	2
Indianapolis	5
KANSAS
Kansas City	3
Topeka	1
KENTUCKY
Bowling Green	1
Cold Springs	1
Florence	1
Frankfort	1
Lexington	1
Louisville	2
MAINE
Auburn	1
Augusta	1
Portland	2
MARYLAND
Baltimore	5
Frederick	1

Hagerstown	1
Waldorf	1
MASSACHUSETTS
Boston	9
Springfield	1
MICHIGAN
Detroit	5
Grand Rapids	1
MISSISSIPPI
Hattiesburg	1
MISSOURI
Jefferson City	2
Kansas City	4
St. Louis	6
NEW HAMPSHIRE
Concord	2
Keene	1
Manchester	2
Portsmouth	1
NEW JERSEY
Northern	8
Southern	1
NORTH CAROLINA
Asheville	1
Charlotte	6
Greensboro	5
Greenville	1
Raleigh	2
Wilmington	1
OHIO
Akron	5
Cincinnati	5
Cleveland	6
Columbus	7
Dayton	1
Toledo	1
PENNSYLVANIA
Erie	1
Lancaster	1
Philadelphia	7
Pittsburgh	3
Scranton	1
RHODE ISLAND
Providence	1
SOUTH CAROLINA
Charleston	2
Columbia	3
Florence	1
Greenville	2
Hilton Head	1
Myrtle Beach	1
Rock Hill	1
TENNESSEE
Chattanooga	2
Nashville	7
VERMONT
Burlington	1
VIRGINIA
Fredericksburg	1
McLean	2
Williamsburg	1

WEST VIRGINIA
Charleston	1
Morgantown	1

Total Existing Company-Owned/Joint Venture Restaurants	270

EXISTING FRANCHISEE-OWNED RESTAURANTS

PUERTO RICO
Bayamon	1
Carolina	1
San Patricio	1
Mayaguez	1

Total Existing Franchisee-Owned Restaurants	4

Total LongHorn Steakhouse Restaurants	274

THE CAPITAL GRILLE RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

ARIZONA
Phoenix	1
Scottsdale	1
COLORADO
Denver	1
DISTRICT OF COLUMBIA
Washington	1
FLORIDA
Ft. Lauderdale	1
Miami	1
Orlando	1
Tampa	1
GEORGIA
Atlanta	1
ILLINOIS
Chicago	2
MARYLAND
Baltimore	1
MASSACHUSETTS
Boston	2
MICHIGAN
Troy	1
MINNESOTA
Minneapolis	1
MISSOURI
Kansas City	1
NEVADA
Las Vegas	1
NEW YORK
New York	1
NORTH CAROLINA
Charlotte	1
PENNSYLVANIA
Philadelphia	1
RHODE ISLAND
Providence	1

TEXAS
Dallas	1
Houston	1
VIRGINIA
McLean	1
WISCONSIN
Milwaukee	1

Total The Capital Grille Restaurants	26

SPECIALTY RESTAURANTS

EXISTING COMPANY-OWNED RESTAURANTS

MASSACHUSETTS
The Old Grist Mill Tavern, Seekonk	1
RHODE ISLAND
Hemenway’s Seafood Grille & Oyster Bar, Providence	1

Total Specialty Restaurants	2

RESTAURANTS UNDER CONSTRUCTION

ALABAMA
LongHorn Steakhouse, Birmingham
FLORIDA
LongHorn Steakhouse, Panama City The Capital Grille, Jacksonville
GEORGIA
LongHorn Steakhouse, LaGrange LongHorn Steakhouse, Atlanta LongHorn Steakhouse, Calhoun
ILLINOIS
LongHorn Steakhouse, Oak Lawn
INDIANA
The Capital Grille, Indianapolis
LOUISIANA
LongHorn Steakhouse, New Orleans
MASSACHUSETTS
LongHorn Steakhouse, Boston The Capital Grille, Burlington
MISSISSIPPI
LongHorn Steakhouse, Southaven
PENNSYLVANIA
LongHorn Steakhouse, Stroudsburg LongHorn Steakhouse, Pittsburgh LongHorn Steakhouse, Harrisburg The Capital Grille, Pittsburgh
TENNESSEE
LongHorn Steakhouse, Nashville LongHorn Steakhouse, Cookeville

Total Restaurants Under Construction	18
     In addition to the above restaurants, the Company operates 31 Bugaboo Creek Steak House restaurants, which are located primarily in the Eastern half of the United States. The Company has announced its intention to exit the Bugaboo Creek Steak House business. See Note 1 to the Company’s Consolidated Financial Statements for more information on the results of operations of the Bugaboo Creek Steak House business.

UNIT ECONOMICS
LongHorn Steakhouse
     The Company’s prototypical LongHorn Steakhouse restaurant has an average seating capacity of approximately 188 seats in approximately 5,600 square feet of space. The prototype has been modified over the years with the objective of increasing the Company’s return on investment on new LongHorn Steakhouse restaurants by increasing the sales capacity and reducing capital expenditures as a percentage of revenue. The Company purchases land in those circumstances it believes are cost-effective; however, most commonly, the owners of proposed restaurant locations have a strong desire to lease rather than sell. Accordingly, the Company currently leases the sites for all but 77 of its LongHorn Steakhouse restaurants in operation. The Company also owns three sites for restaurants under construction. Eleven of the 30 LongHorn Steakhouse restaurants opened in 2006 were located on property purchased at an average cost of approximately $1,171,000 per location. The average cash investment to construct a LongHorn Steakhouse restaurant in 2006 was approximately $2,197,000, excluding real estate costs and excluding pre-opening expenses of approximately $192,000.
The Capital Grille
     The Capital Grille restaurant development strategy includes the use of sites that are historic or unique in nature. Accordingly, the Company utilizes methods to balance control of the construction costs with the retention of the unique ambiance of each location. The Company currently leases all of its The Capital Grille restaurant sites, but intends to purchase land in those circumstances it believes are cost-effective. Three The Capital Grille restaurants were opened in 2006. The average cash investment to construct a The Capital Grille restaurant in 2006 was approximately $4,600,000, excluding real estate costs and pre-opening expenses of approximately $429,000.
EXPANSION STRATEGY
LongHorn Steakhouse restaurants:
     The Company plans to expand through the development of additional Company-owned LongHorn Steakhouse restaurants in existing markets and in selected new markets, primarily in the Eastern half of the United States. The Company believes that clustering in existing and new markets enhances its ability to supervise operations, market the Company’s concepts and distribute food and other supplies. The Company, however, also intends to open single restaurants in smaller markets in sufficiently close proximity to the Company’s other markets to enable the Company to efficiently supervise operations and distribute supplies. LongHorn Steakhouse restaurants are currently located primarily in the Eastern half of the United States.
The Capital Grille restaurants:
     The Company plans to expand through the development of additional Company-owned The Capital Grille restaurants in selected metropolitan markets nationwide.
Overall:
     The Company’s restaurant development objective is to increase earnings by expanding market share in existing markets and by developing restaurants in new markets. The Company currently plans to open a total of 36 to 38 Company-owned restaurants in 2007; 32 to 34 LongHorn Steakhouse restaurants and four The Capital Grille restaurants. Of the restaurants proposed for 2007, as of February 20, 2007, the Company has opened six LongHorn Steakhouse restaurants. The Company has 18 restaurants under construction in Alabama, Florida, Georgia, Illinois, Indiana, Louisiana, Massachusetts, Mississippi, Pennsylvania and Tennessee, and has signed leases, purchased land or signed agreements to purchase land for 16 additional restaurants. The Company expects that all of the restaurants to be opened in 2007 will be Company-owned.
     The Company will continue to evaluate suitable acquisitions in the restaurant industry as they are identified. The Company will continue to evaluate franchising of LongHorn Steakhouse restaurants in markets in which the Company would not otherwise expand.
     SITE SELECTION AND RESTAURANT LAYOUT
     The Company considers the location of a restaurant to be a critical factor to that restaurant’s long-term success, and the Company devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, the success or failure of relevant competitive restaurants operating in the area, population growth rates, as well as specific site characteristics such as visibility, accessibility and traffic volumes. Senior management inspects and approves each restaurant site. It typically takes approximately 120 to 140 days to construct and open a new LongHorn Steakhouse restaurant and approximately 170 to 185 days to construct and open a new The Capital Grille restaurant. Currently, the Company owns 85 of its restaurant sites (including one specialty restaurant site, four Bugaboo Creek Steak House restaurant sites and three sites for restaurants currently under construction).
     The Company has modified its LongHorn Steakhouse prototype restaurant design over the years to an average of approximately 188 seats in approximately 5,600 square feet of space for prototypical LongHorn Steakhouse restaurants opened in 2006. An expanded kitchen design incorporating equipment needed for a broader menu is also part of the prototype. The Company believes its kitchen design simplifies training, lowers costs and improves the consistency and quality of the food. The prototype restaurant design also includes cosmetic changes that provide a total restaurant concept intended to be inviting and comfortable while maintaining the ambiance of a Western-style steakhouse.
     The Company has renovated and remodeled some of the older LongHorn Steakhouse restaurants to include cosmetic improvements such as repainting and refinishing, installing new booths, updating kitchen facilities and equipment, adding new lighting and making various decor changes. Exterior improvements encompassed repainting and additional lighting designed to convey a more inviting image.
     Due to the historic nature and site specific characteristics of many of the locations selected for The Capital Grille restaurants (which are incorporated into the design of the facility), the development of a prototype restaurant design is not feasible.
     RESTAURANT OPERATIONS
     Management and Employees. The management staff of a typical Company restaurant consists of one general manager or managing partner, one to four assistant managers and one or two kitchen managers. In addition, a typical LongHorn Steakhouse restaurant employs approximately 40 to 80 staff members and a typical The Capital Grille restaurant employs approximately 60 to 80 staff members. The general manager or managing partner of each restaurant has primary responsibility for the day-to-day operation of the restaurant and is responsible for maintaining Company-established operating standards. The Company employs LongHorn Steakhouse regional managers, who each have responsibility for the operating performance of four to nine Company-owned LongHorn Steakhouse restaurants or joint venture restaurants and report directly to one of the six Regional Vice Presidents for the LongHorn Steakhouse concept. The Regional Vice Presidents report to the Senior Vice President of Operations of the LongHorn Steakhouse division. The Senior Vice President of Operations of the LongHorn Steakhouse division reports to the President of the LongHorn Steakhouse division. The Company also employs regional directors who have responsibility for three to six The Capital Grille restaurants, The Old Grist Mill Tavern and Hemenway’s Seafood Grille & Oyster Bar, all reporting directly to the Vice President of Operations for The Capital Grille. The Vice President of Operations for The Capital Grille reports to the President of The Capital Grille division.
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
     The Company maintains performance measurement and incentive compensation programs for its management-level employees. The performance programs reward restaurant management teams with cash bonuses for meeting sales and profitability targets. The Company has also implemented a managing partner program in which qualifying general managers receive cash compensation and restricted stock awards based upon individual performance. During 2006, restricted stock awards were made to 185 restaurant-level managing partners pursuant to their respective managing partner agreements.
     Management Information Systems. The Company utilizes a Windows-based accounting software package and a network that enables electronic communication throughout the Company. In addition, all of the Company’s restaurants utilize touch screen point-of-sales (POS) and electronic gift card systems, and the LongHorn Steakhouse restaurants employ a theoretical food costing program. The Company utilizes its management information systems to develop pricing strategies, identify food cost issues, monitor new product reception and evaluate restaurant-level productivity. The Company expects to continue to develop its management information systems in each concept to assist restaurant management in analyzing their business and to improve efficiency.

     Purchasing. The Company establishes product quality standards for beef and other protein products, then negotiates directly with suppliers to obtain the lowest possible prices for the required quality. The Company utilizes longer-term contracts on certain items to avoid short-term cost fluctuations. The Company pays market prices for other products such as fresh seafood and for any protein purchases in excess of contracted amounts. For the LongHorn Steakhouse restaurants, beef is aged at the facility of the Company’s supplier or distributor, who delivers the beef to the LongHorn Steakhouse restaurants when the age reaches specified guidelines. This arrangement is closely monitored by Company personnel, and management believes it provides for efficient and cost-effective meat processing and distribution, while maintaining the Company’s control and supervision of purchasing and aging. The Company purchases a majority of its protein products under fixed price contracts with its primary suppliers. The failure of any of these suppliers to honor the prices under these contracts would have an adverse effect on the Company’s results of operations to the extent that the then current market prices exceed the prices under the contracts. The Company’s management negotiates directly with suppliers for most other food and beverage products to ensure uniform quality and adequate supplies and to obtain competitive prices. The Company purchases these other products and supplies from a sufficient number of approved suppliers such that the loss of any one supplier would not have a material adverse effect on the Company’s results of operations or financial condition.
     The Company utilizes one primary distributor for all of its restaurants, which delivers approximately 80-85% of the products (other than alcoholic beverages) and supplies that the Company utilizes in the operation of its restaurants. In the event of a disruption of service from the Company’s primary distributor, management believes that alternative distribution channels could be arranged such that there would not be a material adverse effect on the Company’s financial condition.
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
     Company-owned restaurants. As of February 20, 2007, 267 LongHorn Steakhouse restaurants, all The Capital Grille restaurants, all the Bugaboo Creek Steak House restaurants, Hemenway’s Seafood Grille & Oyster Bar and The Old Grist Mill Tavern are owned and operated by the Company. The general manager or managing partner of each of these restaurants is employed and compensated by the Company. See “Restaurant Operations — Management and Employees” above.
     Joint Venture restaurants. The Company is a partner in joint ventures that, as of February 20, 2007, in the aggregate, operate three LongHorn Steakhouse restaurants. These restaurants are located in Central Florida and are owned by joint ventures managed by the Company. The joint ventures pay management fees to the Company at the rate of 4% of monthly restaurant sales, and the Company controls the joint ventures’ use of the Company’s service marks.
     Franchised restaurants. The Company has one unaffiliated franchisee with an area development agreement with the right to operate franchised LongHorn Steakhouse restaurants in Puerto Rico. As of February 20, 2007, this franchisee operated four LongHorn Steakhouse restaurants in Puerto Rico.
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
SERVICE MARKS
     The Company has registered LONGHORN STEAKS and design, LONGHORN STEAKHOUSE and design, THE CAPITAL GRILLE and design, BUGABOO CREEK STEAK HOUSE and design, and HEMENWAY’S SEAFOOD GRILLE & OYSTER BAR and design as service marks with the United States Patent and Trademark Office. The Company has additional registered marks used in connection with the operation of its various restaurants. The Company regards its service marks as having significant value and as being important factors in the marketing of its restaurants. The Company is aware of names and marks similar to the service marks of the Company used by other persons in certain geographic areas; however, the Company believes such uses will not adversely affect the Company. It is the Company’s policy to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.
COMPETITION
     The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors, both steakhouses and non-steakhouses, with substantially greater financial and other resources than are available to the Company. Such competitors include a large number of national and regional restaurant chains. Some of the Company’s competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company’s restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company’s restaurants in particular.
GOVERNMENT REGULATION
     The Company is subject to various federal, state and local laws affecting its business. Each of the Company’s restaurants is subject to licensing and regulation by a number of governmental authorities, including alcoholic beverage control and health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. In addition, most municipalities in which the Company’s restaurants are located require local business licenses. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. The Company is also subject to federal and state environmental regulations. Compliance with such environmental regulations has not had a material effect on the Company’s operations.
     During 2006, approximately 14.6% of the Company’s restaurant sales were attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company’s restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. In addition, some licenses may need to be purchased from third parties, as opposed to acquired from a governmental authority, and are not readily available. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The Company has not experienced, and does not presently anticipate experiencing, any significant delays or other problems in obtaining or renewing licenses or permits to sell alcoholic beverages. However, the failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations.
     The Company and its franchisees are subject to “dram shop” statutes or case law interpretations, which generally provide a person injured by an intoxicated person with the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.
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
EMPLOYEES
     As of February 20, 2007, the Company employed in its continuing operations approximately 19,773 persons, 259 of whom were corporate personnel, 1,476 of whom were restaurant management personnel and the remainder of whom were hourly personnel. Of the 259 corporate employees, 160 are in management positions and 99 are administrative or office employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.
AVAILABLE INFORMATION
     The Company’s primary website can be found at www.rarehospitality.com. The Company makes available, free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On the same website, the Company also makes available Form 4 and Form 5 filings made by officers and directors of the Company in compliance with Section 16 of the Exchange Act. All such reports are made available on the website as soon as reasonably practical after their filing with, or furnishing to, the Securities and Exchange Commission (the “SEC”). Furthermore, the Company also makes available on its website, and in print to any shareholder who requests it, the Company’s Corporate Governance Policy, the Committee Charters for the Audit, Compensation, and Governance/Nominating Committees of the Company’s Board of Directors, as well as the Code of Conduct that applies to all directors, officers, employees and those that do business with the Company. Amendments to these documents or waivers related to the Code of Conduct with respect to the Company’s principal executive officer, principal financial officer and principal accounting officer will be made available on the Company’s website as soon as reasonably practicable after their execution.
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
     On September 21, 2006, we announced that our Board of Directors had approved exiting the Bugaboo Creek Steak House business through the possible sale of the restaurants and brand. On February 27, 2007, we announced that we had signed a definitive agreement for the sale of the Bugaboo Creek Steak House business for $28.0 million. This closing, which is expected to occur in the third quarter of fiscal 2007, is subject to the closing of the purchasers financing, obtaining necessary consents and other, customary closing conditions. We cannot assure you that we will be able to complete the divestiture of the Bugaboo Creek Steak House business. If we are unable to close on the sale of the Bugaboo Creek Steak House business, we will be required to alter our current business strategy to determine how to proceed with this business segment. As a result, we may be required to engage in further restructuring activities or cease operating some or all of the Bugaboo Creek Steak House restaurants. In any such case, we may incur additional expenses and management’s attention may be diverted from our current business strategy, which could have a material adverse effect on our business.
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
     If we have to pay higher prices for food, supplies, energy, or other items, or increase the compensation or benefits to our employees, we will have an increase in operating costs. If we are unable or unwilling to increase our menu prices or take other actions to offset our increased operating costs, our profits will decrease. Many factors affect the prices that we have to pay for the various food and other items that we need to operate our restaurants, including seasonal fluctuations, longer term cycles and other fluctuations in livestock markets, changes in weather or demand and inflation. Factors that may affect the salaries and benefits that we pay to our employees include the local unemployment rates and changes in minimum wage and employee benefits laws. For example, during 2006, the District of Columbia along with the states of Connecticut, Florida, Maine, Maryland, Michigan, Nevada, New Jersey, New York, Rhode Island, Vermont, West Virginia and Wisconsin increased the minimum wage of workers in the respective states, resulting in higher operating costs for us in those states. In addition, an increase in the federal minimum wage rate is being considered and, if adopted, could result in an increase in our operating costs. We may also introduce new menu items and operating procedures, which may either temporarily or permanently result in increased food or labor costs.
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
     Our restaurants are subject to “dram shop” laws which allow a person to sue us if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A lawsuit under a dram shop law may result in a verdict in excess of our liability insurance policy limits which could result in substantial liability for us and which may have a material adverse effect on our profitability.
     The costs of operating our restaurants may increase if there are changes in laws governing minimum hourly wages, mandatory healthcare coverage for employees, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations including those governing access for the disabled, such as the federal Americans with Disabilities Act. If any of the above costs increased and we were unable to offset such increase by increasing our menu prices or by other means, we could experience an increase in our operating expenses and a reduction in our profitability.
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
     Even if we are able to successfully compete with other restaurant companies with similar concepts, we may be forced to make changes in one or more of our concepts in order to respond to changes in consumer tastes or dining patterns. Consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our LongHorn Steakhouse and The Capital Grille menu, or by specific events such as the outbreak of “mad cow disease.” If we change a restaurant concept, we may lose customers who do not prefer the new concept and menu, and may not be able to attract a sufficient new customer base to produce the revenue needed to make the restaurant profitable. We may have different or additional competitors for our intended customers as a result of such a concept change and may not be able to successfully compete against such competitors. In addition, consumer preferences could be affected by a public concern over health issues, such as the “avian flu,” causing fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve poultry-based products would greatly restrict our ability to provide a variety of menu items to our guests. Our success also depends on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income, consumer confidence and the United States’ participation in war activities. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could reduce revenues and operating income.
Our restaurants may not be able to continue to compete successfully with other restaurants or restaurant concepts, which could lead to a reduction in our revenues.
     If our restaurants are unable to continue to compete successfully with other restaurants in new and existing markets, we may lose significant revenue. Our industry is intensely competitive with respect to price, service, location, type and quality of food. We compete with other restaurants for customers, restaurant locations and qualified management and other restaurant staff. Our LongHorn Steakhouse restaurants compete with other mid-priced, full service, casual dining restaurants, including steakhouses such as Outback Steakhouse, Lone Star Steakhouse, Texas Roadhouse and Logan’s Roadhouse and other casual dining restaurants such as Red Lobster, Olive Garden and Chili’s. Our The Capital Grille restaurants compete with other upscale restaurants, including steakhouses such as Morton’s of Chicago, Ruth’s Chris Steakhouse, Fleming’s Prime Steakhouse and Wine Bar and The Palm, as well as independent operators. Some of our competitors have greater financial resources than we have, have been in business longer or are better established in the markets where our restaurants are located or are planned to be located.
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
     Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers, necessary to keep pace with our expansion schedule. Qualified individuals of the requisite caliber and number needed to fill these positions are in short supply in some areas. Any future inability to recruit and retain sufficient individuals may delay the planned openings of new restaurants. Any such delays, any material increases in employee turnover rates in existing restaurants, or any wide spread employee dissatisfaction resulting in a class action lawsuit could have a material adverse effect on our business, financial condition, operating results or cash flows. Additionally, competition for qualified employees could require us to pay higher wages to attract sufficient employees, which could result in higher labor costs.
We may not be able to successfully manage our growth.
     We may face the risk that our existing systems and procedures, restaurant management systems, financial controls and information systems will be inadequate to support our planned expansion. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and this infrastructure. If we fail to continue to improve our information systems and financial controls or to manage other factors necessary for us to achieve our expansion objectives our operating results or cash flows could be materially adversely affected.
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
     We currently plan to open approximately 36 to 38 new restaurants in 2007. If we are unable to open a new restaurant or have to delay the opening of a new restaurant, we may incur substantial costs that we would not otherwise incur, which may directly decrease our profits. We may be unable to open such restaurants, or open them on time, due to weather and acts of God or factors such as our inability to:
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
     Our income tax provision is sensitive to expected earnings and, as expectations change, our income tax provisions may vary from quarter-to-quarter and year-to-year. In addition, from time to time, we may take positions for filing our tax returns that differ from the treatment for financial reporting purposes. The ultimate outcome of such positions could cause our effective tax rate to fluctuate from quarter to quarter, which could result in fluctuations in our operating results.
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
     Our business is dependent upon our ability to purchase high-quality food products in sufficient quantity. Economic conditions affecting our suppliers, or animal or plant disease, could adversely affect our ability to obtain an adequate supply of products of the proper quality. In the event that we are unable to obtain an adequate supply of food products of the proper quality, our revenues and operating income would decrease.
We may lose revenue or incur increased costs if our restaurants do not receive frequent deliveries of food and other supplies.
     We have a contract with a single distributor for the distribution of most meat, food and other supplies for our LongHorn Steakhouse and The Capital Grille restaurants. If this distributor does not perform adequately or otherwise fails to distribute product or supplies to our restaurants, our inability to replace this distributor in a short period of time on acceptable terms could increase our costs or could cause shortages at our restaurants of food and other items which may cause us to remove certain items from a restaurant’s menu or temporarily close a restaurant. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage or thereafter as a result of our customers changing their dining habits.
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
     Our articles of incorporation contain a provision which provides that our board of directors consists of three classes of directors. Each class has the same number of directors or as close to equal as possible. The directors of each class serve for a term of three years with each class’ term expiring in different successive years. For example, the term of the first class may expire in 2007 and each director elected in the first class in 2007 would serve until 2010, the term of the second class would expire in 2008 and each director elected in the second class in 2008 would serve until 2011, and the term of the third class would expire in 2009 and each director elected in 2009 would serve until 2012. As a result, shareholders with sufficient shares to determine the election of directors would have to vote for their nominees at two successive annual meetings of shareholders in order to elect a majority of the directors.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     As of February 20, 2007, 247 of the Company’s restaurants were located in leased space (in addition, the Company has leased the space for 15 restaurants under construction and 16 sites for restaurants with construction scheduled to begin later in 2007). Initial lease expirations typically range from ten to 15 years, with the majority of these leases providing for an option to renew for at least one additional term of three to 15 years. All of the Company’s leases provide for a minimum annual rent, and approximately 40% of the leases call for additional rent based on sales volume (generally 2.0% to 8.0%) at the particular location over specified minimum levels. Generally the leases are net leases, which require the Company to pay the costs of insurance, taxes and a portion of lessors’ operating costs.
     The leases on the existing Company-owned restaurants will expire over the period from 2007 through 2041 (assuming exercise of all renewal options). The locations of the Company’s existing restaurants and restaurants under construction are set forth under Item 1. Business.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted for a vote of security holders during the fourth quarter of 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock trades on the NASDAQ Stock Market under the symbol “RARE.” The table below sets forth the high and low sales prices of the Company’s common stock, as reported on the NASDAQ Stock Market, during the periods indicated:

FISCAL YEAR ENDED DECEMBER 31, 2006	HIGH	LOW
First Quarter	$34.85	$29.00
Second Quarter	34.85	27.60
Third Quarter	31.92	24.98
Fourth Quarter	34.48	29.67

FISCAL YEAR ENDED DECEMBER 25, 2005	HIGH	LOW
First Quarter	$32.59	$28.21
Second Quarter	31.80	27.55
Third Quarter	31.77	24.81
Fourth Quarter	32.84	25.43

     The closing price of a share of the Company’s common stock on February 23, 2007, was $32.39. As of February 23, 2007, there were approximately 703 holders of record of the Company’s common stock.
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
PURCHASES OF EQUITY SECURITIES BY THE ISSUER
     The Company’s Board of Directors has authorized the purchase of shares of the Company’s common stock from time to time through open market transactions, block purchases or in privately negotiated transactions. During fiscal year 2006, the Company repurchased 3,615,800 shares of its common stock at an average price of $33.08 for an aggregate cost of approximately $119,620,000. All of these purchases occurred during the fourth quarter of fiscal 2006 and are summarized in the table below:

	Purchase of Equity Securities
			Total number	Maximum dollar
			of shares	value of shares
	Total		purchased as part	that may yet be
	number of	Average	of publicly	purchased under
	shares	price paid	announced plans	the plans or
Period	purchased	per share	or programs	programs (1)
October 2, 2006 through October 29, 2006	—	—	—	$144,702,500

October 30, 2006 through November 26, 2006	1,821,200	$33.49	1,821,200	$83,710,500

November 27, 2006 through December 31, 2006	1,794,600	$32.67	1,794,600	$25,082,100

Total	3,615,800	$33.08	3,615,800

(1)	On April 20, 2005, the Company announced that the Board of Directors authorized the repurchase of up to $29.0 million of the Company’s outstanding common stock from time-to-time. On July 22, 2005, the Company announced that the Board of Directors supplemented the $29.0 million authorization to authorize the Company to repurchase up to an additional $30.0 million of the Company’s outstanding common stock from time-to-time. Both authorizations expire on May 1, 2007. During 2005, the Company repurchased 1,359,000 shares of common stock for an aggregate purchase price of approximately $39,298,000, which reduced the amount available under these programs to approximately $19,702,000.
     On September 21, 2006, the Company announced that the Board of Directors authorized the additional repurchase of $125.0 million of the Company’s common stock. Repurchases under this program began concurrently with the closing of the Company’s $125.0 million offering of 2.50% Convertible Senior Notes due November 15, 2026, with 1,821,200 shares repurchased on November 22, 2006. All shares repurchased during the fourth quarter of 2006 were made under this $125.0 million authorization.
ITEM 6. SELECTED FINANCIAL DATA
     The following table presents selected consolidated financial data as of and for each of the fiscal years in the five-year period ended December 31, 2006. The Consolidated Financial Statements as of December 31, 2006 and December 25, 2005 and for each of the fiscal years in the three-year period ended December 31, 2006 and the independent registered public accounting firm’s report thereon are included in this Form 10-K. All share and per share amounts have been restated to give retroactive effect to the Company’s 50% stock dividend in 2003 (see Note 1 to consolidated financial statements). The data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” also included in this Form 10-K.

	FISCAL YEARS ENDED
	DEC 31,	DEC 25,	DEC 26,	DEC 28,	DEC 29,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Restaurant sales	$986,355	$838,830	$717,069	$597,133	$512,943
Franchise revenues	559	436	403	374	345

Total revenues	986,914	839,266	717,472	597,507	513,288
Costs and expenses:
Cost of restaurant sales	361,949	307,741	264,307	214,814	185,064
Operating expenses — restaurants	433,407	364,566	306,591	257,610	222,546
Provision for asset impairments, restaurant closings, and other charges	4,949	557	922	—	495
Depreciation and amortization — restaurants	36,424	31,244	26,703	22,956	20,632
Pre-opening expense	8,877	7,483	7,190	5,692	3,607
General and administrative expenses	64,640	48,064	41,582	37,024	32,625

Total costs and expenses	910,246	759,655	647,295	538,096	464,969

Operating income	76,668	79,611	70,177	59,411	48,319
Interest expense, net	2,620	1,921	1,328	1,015	1,718
Early termination of interest rate swap agreement	—	—	—	—	1,540
Minority interest	109	215	300	300	448

Earnings from continuing operations before income taxes	73,939	77,475	68,549	58,096	44,613
Income tax expense	23,943	25,098	22,760	18,864	14,397

Income from continuing operations	49,996	52,377	45,789	39,232	30,216

Income (loss) from discontinued operations	(10,625)	(798)	1,200	2,715	2,983

Net earnings	$39,371	$51,579	$46,989	$41,947	$33,199

Basic earnings per common share:
Continuing operations	$1.50	$1.55	$1.35	$1.18	$0.93
Discontinued operations	(0.32)	(0.02)	0.04	0.08	0.09

Net earnings	$1.18	$1.53	$1.39	$1.26	$1.02

Diluted earnings per common share:
Continuing operations	$1.45	$1.50	$1.29	$1.13	$0.88
Discontinued operations	(0.31)	(0.02)	0.03	0.08	0.09

Net earnings	$1.14	$1.48	$1.33	$1.20	$0.97

Weighted average common shares outstanding (basic)	33,394	33,764	33,811	33,162	32,586

Weighted average common shares outstanding (diluted)	34,389	34,817	35,374	34,843	34,268

     Per share amounts do not necessarily sum to the total year due to rounding.

	FISCAL YEARS ENDED
	DEC 31,	DEC 25,	DEC 26,	DEC 28,	DEC 29,
	2006	2005	2004	2003	2002
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$37,379	$18,310	$54,382	$44,416	$31,414

	FISCAL YEARS ENDED
	DEC 31,	DEC 25,	DEC 26,	DEC 28,	DEC 29,
	2006	2005	2004	2003	2002
	(in thousands)
Assets of discontinued operations	31,939	47,179	42,938	39,575	33,225
Total assets	695,212	600,925	561,979	464,572	387,286
Convertible Senior Notes	125,000	—	—	—	—
Obligations under capital leases, net of current installments	41,290	38,991	37,136	27,462	22,406
Minority interest	1,044	1,193	1,309	1,371	1,411
Total shareholders’ equity	359,648	424,294	399,086	347,048	295,455
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     On September 21, 2006, the Company announced that its Board of Directors had approved exiting the Bugaboo Creek Steak House business and on February 27, 2007, the Company announced that it had signed a definitive agreement for the sale of that business for $28.0 million. In the accompanying Consolidated Financial Statements, financial results relating to the operations to be divested are presented as discontinued operations. Unless otherwise noted, this management’s discussion and analysis of financial condition and results of continuing operations relates exclusively to the continuing operations of the Company. See Note 1 to the Company’s Consolidated Financial Statements for more information on the results of operations of the Bugaboo Creek Steak House business.
     On November 22, 2006, the Company completed an offering of $125.0 million aggregate principal amount of 2.50% Convertible Senior Notes due November 15, 2026 (the “Convertible Senior Notes”). The aggregate underwriting fee was 2.25% or $2,812,500, providing the Company with net proceeds, before expenses, of approximately $122.2 million. The Company utilized approximately $61.0 million of the net proceeds of the offering to repurchase 1,821,200 shares of its common stock from the initial purchasers of the Convertible Senior Notes in negotiated transactions. During the remainder of the fourth quarter of 2006, the Company repurchased an additional 1,794,600 shares at an average price of $32.67 for an aggregate cost of approximately $58.6 million.
     On October 6, 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period (“FSP 13-1”). FSP 13-1 was effective for the Company’s 2006 fiscal year and required rental costs incurred during the construction period associated with ground or building operating leases to be expensed. FSP 13-1 allowed for retrospective application in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” When adopting FSP 13-1, the Company elected to retrospectively apply the provisions of FSP 13-1 to its financial statements for all prior periods. The accompanying consolidated financial statements have been restated to reflect the retrospective application of FSP 13-1.
     Prior to the issuance of FSP 13-1, the Company capitalized all rental costs associated with ground or building operating leases during the construction period. With the issuance of FSP 13-1, all rental costs associated with ground or building operating leases incurred during construction are to be recognized as a pre-opening expense.
     The retrospective application of FSP 13-1 reduced income from continuing operations by $406,000 and $439,000 for the fiscal years ended December 25, 2005 and December 26, 2004, respectively. The reduction in income from continuing operations is a result of increases in pre-opening expense of $997,000 and $1,004,000, partially offset by reductions in depreciation expense of $342,000 and $297,000, and reductions in income taxes of $249,000 and $268,000 each for fiscal years 2005 and 2004, respectively. The cumulative effect of the retrospective application is a reduction in retained earnings of $5,008,000 as of the beginning of fiscal year 2004.
     The application of FSP 13-1 to the fiscal year ended December 31, 2006 resulted in income from continuing operations of $49,996,000 versus $50,895,000 had the Position not been issued. The difference in income from continuing operations is based on the increase in pre-opening expense of $1,701,000, offset by reductions in depreciation expense of $358,000 and income taxes of $444,000. The retrospective application of FSP 13-1 did not have any impact on our previously reported net cash flows, sales or comparable restaurant sales. See Note 2 to the Consolidated Financial Statements for additional information on the retrospective application of FSP 13-1.
     Effective December 26, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”), using the modified prospective transition method, and therefore has not restated prior periods’ results. Share-based compensation paid to the Company’s lead restaurant managers under the Managing Partner Program is recorded as operating expenses – restaurants. All other share-based compensation expense is recorded as a general and administrative expense. Total share-based compensation expense recorded in fiscal 2006 was approximately $8.9 million ($6.3 million, net of tax), of which $4.9 million ($3.9 million, net of tax) represents additional share-based compensation expense recorded as a result of adopting SFAS 123R and $2.1 million ($1.3 million, net of tax) represents additional share-based compensation expense recorded for the Company’s 2006 long-term compensation programs. As described in Note 3 to the Consolidated Financial Statements, share-based compensation expense recorded in fiscal 2005 was $1.6 million ($989,000, net of tax) and would have been $7.2 million ($5.2 million, net of tax) had the Company recognized share-based expense in the Consolidated Statements of Income under SFAS 123 in 2005.
Key Components of Operating Results
     The Company’s revenues are derived primarily from restaurant sales from Company-owned LongHorn Steakhouse and The Capital Grille restaurants. The Company also derives a small percentage of its total revenue from two Company-owned specialty restaurants and franchise revenues from four franchised LongHorn Steakhouse restaurants in Puerto Rico. Cost of restaurant sales consists of food and beverage costs for all restaurants other than the franchised LongHorn Steakhouse restaurants. Operating expenses – restaurants consist of other costs incurred by the Company to operate its restaurants, including the cost of labor, advertising, operating supplies, rent and utilities. Depreciation and amortization — restaurants includes the depreciation attributable to restaurant-level capital expenditures. The depreciation and amortization relating to non-restaurant level capital expenditures is included in general and administrative expenses.
     Preopening costs include direct and incremental costs such as payroll, rent, food and beverage costs, and trainer payroll and travel expenses incurred prior to opening of new restaurants. General and administrative expenses include restaurant supervision expenses, accounting, finance, management information systems and other administrative overhead related to support functions for Company-owned, joint venture, and franchise restaurant operations. Interest expense, net includes interest on long-term debt, capital lease obligations and amortization of loan issue costs partially offset by capitalized construction period interest and interest income. Minority interest consists of the partner’s 50% share of earnings in the three LongHorn Steakhouse restaurants that are operated as joint venture restaurants.
     The Company’s management believes in the importance of building incremental top line sales at each restaurant to support the longer-term profitability of the Company. The change in year-over-year sales for the comparable restaurant base is referred to as “same store sales.” The Company defines the comparable restaurant base to include those restaurants open for a full 18 months prior to the beginning of each fiscal quarter. Same store sales increases or decreases can be generated by an increase or decrease in guest traffic counts (“guest counts”) or by increases or decreases in guest average check amount (“average check”). The average check can be affected by menu price changes and the mix of menu items sold (“menu mix”). The Company gathers sales data daily and regularly analyzes the guest counts and menu mix for each concept to assist in developing menu pricing, product offering and promotion strategies. Management believes that changes in guest counts are an indication of the long-term health of a concept, while changes in average check and menu mix have a greater impact on current period profitability. The Company works to balance the pricing and product offerings with other initiatives to achieve the long-term goal of sustainable increases in same store sales.
     Average weekly sales are defined as total restaurant sales divided by restaurant weeks. A “restaurant week” is one week during which a single restaurant is open, so that two restaurants open during the same week constitutes two restaurant weeks. Growth in average weekly sales includes the effect of newer restaurants that are not yet included in the same store sales base. Growth in average weekly sales in excess of growth in same store sales can be an indication that newer restaurants are operating with sales levels in excess of the system average. Conversely, growth in average weekly sales less than growth in same store sales can be an indication that newer restaurants are operating with sales levels lower than the system average. It is not uncommon in the casual dining industry for new restaurant locations to open with an initial honeymoon period of higher than normalized sales volumes and then to experience a drop off in sales after initial customer trials.
     The incremental sales generated as a result of increases in same store sales make a significant contribution to the Company’s profitability through the leveraging of certain restaurant level expenses. Many restaurant level expenses are relatively fixed in nature and do not increase at the same rate as same store sales increases. With same store sales increasing and certain restaurant-level expenses staying fixed or semi-variable (rising more slowly than incremental sales), the incremental sales measured by these same store sales increases should be the Company’s most profitable. Correspondingly, decreases in same store sales will have a significant negative effect on the Company’s margins and profitability since fixed and semi-variable costs do not generally decrease at the same rate as same store sales decreases.
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
     The following table sets forth the percentage relationship to total revenues of the listed items included in the Company’s consolidated statements of operations, except as indicated (percentages may not add due to rounding):

	FISCAL YEARS ENDED
	DECEMBER 31,	DECEMBER 25,	DECEMBER 26,
	2006	2005	2004

Revenues:
Restaurant sales:
LongHorn Steakhouse	78.4%	79.4%	80.6%
The Capital Grille	20.7	19.7	18.3
Other restaurants	0.8	0.9	1.1

Total restaurant sales	99.9	99.9	99.9
Franchise revenues	0.1	0.1	0.1

Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of restaurant sales(1)	36.7	36.7	36.8
Operating expenses — restaurants(1)	43.9	43.4	42.7
Provision for asset impairments, restaurant closings, and other charges	0.5	0.1	0.1
Depreciation and amortization — restaurants(1)	3.7	3.7	3.7
Pre-opening expense — restaurants(1)	0.9	0.9	1.0
General and administrative expenses	6.6	5.7	5.8

Total costs and expenses	92.2	90.5	90.2

Operating income	7.8	9.5	9.7
Interest expense, net	0.3	0.2	0.2
Minority interest	0.0	0.0	0.0

Earnings from continuing operations before income taxes	7.5	9.2	9.5
Income tax expense	2.4	3.0	3.2

Income from continuing operations	5.1	6.2	6.4

Income (loss) from discontinued operations	(1.1)	(0.1)	0.2

Net earnings	4.0%	6.1%	6.5%

(1)	Cost of restaurant sales, operating expenses — restaurants, depreciation and amortization — restaurants and pre-opening expense — restaurants are expressed as a percentage of total restaurant sales.
RESULTS OF OPERATIONS
Year Ended December 31, 2006 Compared to Year Ended December 25, 2005
REVENUES
     Total revenues increased 17.6% to $986.9 million for 2006, compared to $839.3 million for 2005.
LongHorn Steakhouse:
     Sales in the LongHorn Steakhouse restaurants increased 16.2% to $774.0 million for 2006, compared to $666.1 million for 2005. The increase reflects (i) a 14.3% increase in restaurant operating weeks in 2006 as compared to 2005, resulting from an increase in the restaurant base from 237 Company-owned and joint venture LongHorn Steakhouse restaurants at the end of 2005 to 265 restaurants at the end of 2006, (ii) a 2.1% increase in restaurant weeks, resulting from the additional week in the first quarter 2006, a 14-week operating period and (iii) an increase in average weekly sales. Average weekly sales for

Company-owned and joint venture LongHorn Steakhouse restaurants in 2006 were $57,844, a 1.7% increase over 2005. Same store sales for LongHorn Steakhouse restaurants increased 1.2% in 2006 as compared to 2005. The increase in same store sales for 2006 at LongHorn Steakhouse was attributable to an increase in average check, as guest counts were slightly lower as compared to the prior year. The increase in average check resulted primarily from menu price increases of approximately 2%. Management believes a number of factors have contributed to guest counts being slightly lower as compared to last year, including higher interest rates, particularly on adjustable rate mortgages, and higher gasoline prices, both negatively impacting discretionary income, and consumer spending.
The Capital Grille:
     Sales in The Capital Grille restaurants increased 23.6% to $204.2 million for 2006, compared to $165.2 million for 2005. The increase reflects (i) a 17.0% increase in restaurant operating weeks in 2006 as compared to 2005, resulting from an increase in the restaurant base from 23 The Capital Grille restaurants at the end of fiscal 2005 to 26 restaurants at the end of fiscal 2006, (ii) an increase in average weekly sales, and (iii), a 2.1% increase in restaurant weeks, resulting from the additional week in the first quarter 2006, a 14-week operating period. Average weekly sales for The Capital Grille restaurants in 2006 were $157,561, a 5.7% increase from 2005. Same store sales for The Capital Grille restaurants increased 7.5% in 2006, as compared to 2005. The increase in same store sales at The Capital Grille restaurants was primarily attributable to an increase in average check of approximately 4.0% and the remainder was due to an increase in guest counts. Management believes that a number of factors have contributed to the increase in check average, including price increases on menu items of approximately 2% to 3% and the use of higher-priced culinary specials that are not included on the menu. Additionally, management believes that guest count increases are a result of effective execution of the concept and its guest focused service style, as well as, generally broad consumer acceptance of well executed high-end restaurant concepts.
Franchise Revenue:
     The Company has a franchisee that operates four LongHorn Steakhouse restaurants in Puerto Rico. The Company earned $559,000 and $436,000 in franchise revenue in 2006 and 2005, respectively. Franchise revenue is computed based on a fixed percentage of the franchisee’s sales; therefore, the increase in 2006 franchise revenue over the prior year was due to the 28.2% increase in sales for the Company’s franchised restaurants. This increase in aggregate sales at the Company’s franchise LongHorn Steakhouse restaurants was primarily attributable to the opening of a new location in February 2006.
COSTS AND EXPENSES
     Cost of restaurant sales increased 17.6% to $361.9 million for 2006, compared to $307.7 million for 2005. Cost of restaurant sales, as a percentage of restaurant sales, was approximately 36.7% for the fiscal years of both 2006 and 2005. Higher beef prices in 2006 were offset by a 2% to 3% increase in menu prices and, to a lesser extent, by favorable menu mix shifts.
     Restaurant operating expenses increased as a percentage of total restaurant sales in 2006 to 43.9%, from 43.4% in 2005. During 2006, the Company experienced cost pressures from labor costs resulting from increases in state minimum wage rates and increases in unemployment taxes. Additionally, utility costs and credit card fees increased during 2006 as compared to 2005 as a percentage of restaurant sales. Utility costs increased by 0.2% as a percentage of sales due to generally higher utility costs in the third and fourth quarter of 2006. Increased credit card rates and increased usage by customers caused credit card processing fees to increase by 0.1% as a percentage of sales. These increases in restaurant operating expenses were partially offset by the positive impact of increased average weekly sales in 2006, which leveraged fixed and semi-variable expenses as a percentage of total restaurant sales.
     Depreciation and amortization — restaurants increased to $36.4 million in 2006, from $31.2 million in 2005, due to the Company’s new restaurant construction and depreciation of capital expenditures associated with the Company’s remodeling of older restaurants. The amount of depreciation expense per operating week from continuing operations increased slightly in 2006 to $2,464 from $2,417 for 2005; however, depreciation as a percentage of total restaurant sales was flat due to the leveraging effect of increased average weekly sales in 2006.
     Pre-opening expense increased to $8.9 million in 2006 from $7.5 million in 2005. Pre-opening expense remained constant at 0.9% of total restaurant sales. This dollar increase was the result of the Company opening a total of 33 new restaurants in 2006 as compared to opening 30 restaurants in 2005. The amount of pre-opening expense per new restaurant in 2006 was approximately equal to preopening expense per new restaurant in 2005.
     The provision for asset impairments, restaurant closings and other charges of approximately $4.9 million in 2006 consisted primarily of the write down of asset values for eight LongHorn Steakhouse restaurants. The impairment for four of these LongHorn Steakhouse restaurants related to management’s decision to not exercise future lease options for these restaurants as the current lease term expires. The impairment for all of these restaurants related to forecasts by management that indicate that the investment for each of these restaurants would not be fully recovered by anticipated future cash flows. The impairment charge represents the sum of the differences between the estimated fair value, using discounted estimated future cash flows, and the carrying value of each of these restaurants.
     General and administrative expenses increased to $64.6 million in 2006, from $48.1 million in 2005. As a percentage of total revenues, general and administrative expenses increased to 6.6% in 2006 from 5.7% in 2005. The impact of the Company’s adoption of FAS 123R in 2006 was the reason for most of this percentage increase. Additionally, to a lesser extent, higher accruals for management bonuses in 2006 had an impact on the increase in general and administrative expenses as a percentage of revenue.
     Interest expense, net increased to $2.6 million in 2006, from $1.9 million in 2005. The increase in interest expense, net was primarily due to the interest expense associated with new capital lease obligations, accrued interest on the $125.0 million Convertible Senior Notes and, to a lesser extent, to lower interest income. There were no amounts outstanding under the revolving credit facility at the end of 2006; however, the Company did pay approximately $70,000 in interest expense on borrowings under its revolving credit facility during the course of 2006 at an average rate of 8.2%.
     Minority interest was $109,000 in 2006 compared with $215,000 in 2005. This decrease in expense reflects the lower profitability of the joint venture partner’s share of three joint venture LongHorn Steakhouse restaurants.
     Income tax expense in both 2006 and 2005 was approximately 32.4% of earnings from continuing operations before income taxes. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to earnings before income taxes primarily due to employee FICA tip tax credits partially offset by state income taxes.
     The net loss from discontinued operations of $10.6 million in 2006 reflects an asset impairment charge of approximately $19.0 million ($12.35 million, net of tax) based upon management’s best estimate of the impairment to be realized upon the anticipated divestiture of the Bugaboo Creek Steak House business.
     Net income of $39.4 million in 2006, as compared to net income of $51.6 million in 2005, reflects the net effect of the items discussed above.
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
     Pre-opening expense increased to $7.5 million or 0.9% of total restaurant sales in 2005 from $7.2 million or 1.0% of total restaurant sales in 2004. This dollar increase was the result of the Company opening a total of 33 new restaurants in 2005 as compared to opening 30 restaurants in 2004. The amount of pre-opening expense per new restaurant in 2005 was approximately equal to preopening expense per new restaurant in 2004.
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
     General and administrative expenses increased to $48.1 million in 2005, from $41.6 million in 2004. As a percentage of total revenues, general and administrative expenses decreased slightly to 5.7% in 2005 from 5.8% in 2004. The leverage on fixed and semi-fixed general and administrative expenses resulting from higher average weekly sales volumes and a greater number of restaurants in operation during 2005 as compared to 2004 was partially offset by higher accruals for management bonuses in 2005.
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
     Income tax expense in 2005 was 32.39% of earnings before income taxes as compared to 33.2% in 2004. This decrease in the Company’s effective income tax rate is primarily due to an increase in the FICA tip tax credit recognized in 2005. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to earnings before income taxes primarily due to employee FICA tip tax credits partially offset by state income taxes.
     Income (loss) from discontinued operations in 2005 included a $2.7 million charge for the write down of asset values for two Bugaboo Creek Steak House restaurants.
     Net income of $51.6 million in 2005, as compared to net income of $47.0 million in 2004, reflects the net effect of the items discussed above.
LIQUIDITY AND CAPITAL RESOURCES
     The Company requires capital primarily for the development of new restaurants, selected acquisitions and the refurbishment of existing restaurants. The Company’s principal sources of funds in 2006 were (i) gross proceeds from the Company’s Convertible Senior Notes offering ($125.0 million), (ii) cash provided by operating activities of continuing operations ($123.0 million) and discontinued operations ($6.0 million) and (iii) proceeds from the exercise of employee stock options ($5.4 million). The primary uses of funds consisted of costs associated with expansion, principally leasehold improvements, equipment, land and buildings associated with the construction of new restaurants ($114.5 million) and the purchase of common stock for treasury ($119.6 million).
     Due to the relatively short time period (less than 30 days) between the ordering of inventories, preparation for sale, collection of payment and subsequent payment for inventories, there are no material changes in the underlying drivers of cash flows that are not clearly identifiable in the Company’s consolidated statement of cash flows.
     Since substantially all sales in the Company’s restaurants are for cash or credit card receipts, which are generally settled in three days, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital. The Company had a working capital deficit of $9.2 million on December 31, 2006 compared to a positive balance of working capital of $6.3 million on December 25, 2005. This decrease in working capital was principally due to increases in unearned revenue from gift card sales and an increase in accrued compensation during fiscal 2006.
     The increases in inventory, and accrued expenses are principally due to the new restaurants which were opened during 2006 and the result of generally higher average unit sales volumes experienced during 2006. Further increases in current asset and liability accounts are expected as the Company continues its restaurant development program.
     The Company has a revolving credit facility, which allows the Company to borrow up to $100.0 million through its maturity in July 2010. The terms of the revolving credit facility require the Company to pay interest on outstanding borrowings at LIBOR plus a margin of 0.50% to 1.25% (depending on the Company’s leverage ratio) or the administrative agent’s prime rate of interest, at the Company’s option, and to pay a commitment fee of 0.1% to 0.2% (depending on the Company’s leverage ratio) per year on any unused portion of the facility. No amounts were outstanding, and $100.0 million was available, under the Company’s revolving credit agreement on December 31, 2006. As of December 31, 2006, the terms of the revolving credit facility and the Company’s leverage ratio provide for interest to be charged at LIBOR plus 0.5% or the prime rate and payment of the commitment fee at a rate of 0.10% per year on any unused portion of the facility.
     The revolving credit facility contains various covenants and restrictions which, among other things, require the maintenance of stipulated leverage and fixed charge coverage ratios and minimum consolidated net worth, as defined, and limit the incurrence of additional indebtedness in excess of specified amounts. The Company is currently in compliance with such covenants.
     The Company currently plans to open 32 to 34 LongHorn Steakhouse restaurants and four The Capital Grille restaurants in 2007. The Company estimates that its capital expenditures will be approximately $120 to $130 million in 2007. The capital expenditure estimate for 2007 includes the estimated cost of developing 36 to 38 new restaurants, ongoing refurbishment in existing restaurants, costs associated with obtaining real estate for year 2008 planned openings and continued investment in improved management information systems.
TREASURY STOCK

     The Company’s Board of Directors has authorized the purchase of shares of the Company’s common stock from time to time through open market transactions, block purchases or in privately negotiated transactions. On April 20, 2005, the Company announced that the Board of Directors authorized the repurchase of up to $29.0 million of the Company’s outstanding common stock from time-to-time. On July 22, 2005, the Company announced that the Board of Directors supplemented the $29.0 million authorization to authorize the Company to repurchase up to an additional $30.0 million of the Company’s outstanding common stock from time-to-time. Both authorizations expire on May 1, 2007. During 2005, the Company repurchased 1,359,000 shares of common stock for an aggregate purchase price of approximately $39,280,000, which reduced the amount available under these programs to approximately $19,702,000.
     On September 21, 2006, the Company announced that the Board of Directors authorized the additional repurchase of $125.0 million of the Company’s common stock. During fiscal 2006, the Company repurchased 3,615,800 shares of its common stock at an average price of $33.08 for an aggregate cost of approximately $119,620,000. All of these purchases occurred during the fourth quarter of fiscal 2006 and were made under this $125.0 million authorization.
     The Company expects that available borrowings under the Company’s revolving credit facility, together with cash on hand and cash provided by operating activities, will provide sufficient funds to finance its ongoing refurbishment, continued investment in management information systems, new restaurant expansion and share repurchase plans through the year 2008.
OUTLOOK FOR FUTURE OPERATING RESULTS
     The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Fiscal 2007 will be a 52- week year compared to the 53- week year for fiscal 2006. Each of the four fiscal quarters is typically made up of 13 weeks; however, the first quarter of 2006 contained 14 weeks. During 2007, the Company expects to realize lower comparable sales from the loss of this extra week of sales as compared to 2006 and unbeneficial leverage of the fixed and semi-fixed expenses due to this lower level of aggregate sales.
     Revenues. The Company plans to grow revenues by opening additional restaurants and by increasing average unit volumes at both existing and new restaurants. The Company’s new restaurant development plans for 2007 are summarized in the section entitled “LIQUIDITY AND CAPITAL RESOURCES.” Based upon current economic conditions and the Company’s business trends, the Company is targeting same store sales increases for 2007 of 0% to 2% for LongHorn Steakhouse and 3% to 4% for The Capital Grille. The Company assumes that the same store sales increases for LongHorn Steakhouse will include –1% to 1% guest count change and The Capital Grille same store sales will include guest count increases of approximately 1%. The remainder of the targeted same store sales increase for the concepts is expected to come from menu price increases and positive shifts in menu mix. New restaurant development and the targeted same store sales growth are expected to result in an increase in total revenue of approximately 11% to 12%.
     Cost of restaurant sales. The Company is anticipating increased commodity prices in 2007 based primarily on higher protein pricing, particularly with respect to beef. The Company is under fixed price contracts with its primary suppliers for the majority of its anticipated usage of protein products in 2007; however, the Company pays market prices for other products such as fresh seafood and for any protein purchases in excess of contracted amounts. Based on the fixed prices negotiated for its protein products, partially offset by current and anticipated menu price increases, the Company expects its costs of goods sold as a percentage of total restaurant sales to increase by 0.2% to 0.3% as a percentage of total restaurant sales in 2007 as compared with 2006.
     Operating expenses — restaurants. For the last several years, the Company has experienced cost pressure related to a number of operating expense line items, including management and hourly labor. Additionally, the federal government is considering, and several states in which the Company operates restaurants have either recently enacted, or are considering enacting, an increase in the minimum wage rate, which will result in an increase in hourly labor costs. Based upon labor market conditions that exist today, the Company expects these trends to continue in 2007. In addition, the Company expects increases in credit card processing fees due to a greater percentage of credit card usage and an increase in the credit card discount rate. The Company’s targeted growth in same store sales, if achieved, will create favorable leverage and offset a portion of these cost pressures, resulting in an expected increase in operating expenses of approximately 0.3% as a percentage of total restaurant sales.
     Pre-opening expense. Pre-opening costs are expensed as incurred and are expected to approximate $190,000 for each LongHorn Steakhouse restaurant and $468,000 for each The Capital Grille restaurant. Restaurant pre-opening expenses may vary materially from period to period depending on when restaurants open. The Company anticipates that pre-opening expenses will be higher in 2007 by approximately $1.2 to $1.4 million as a result of the planned opening of more new restaurants in 2007, as compared to 2006.
     Depreciation and amortization — restaurants. The Company expects depreciation and amortization to increase as it invests in the development of new restaurants and the ongoing refurbishment in existing restaurants. Due to an increase in the average cost to construct new restaurants, offset by leverage of this fixed expense resulting from expected average weekly sales increases in 2007, the Company expects depreciation and amortization to remain flat as a percentage of restaurant sales.
     General and administrative expenses. The Company expects general and administrative expenses to remain flat, as a percent of total revenues in 2007 as compared with 2006.
     Interest expense, net. The Company does not plan to have any material amount outstanding under its revolving credit facility during 2007. However, due to the completion of the Company’s convertible bond offering in November 2006 and the resulting new long-term debt of $125.0 million, as well as, the addition of capital leases during 2006 and expected additions of capital leases in 2007, and lower forecasted invested cash balances for 2007, the Company expects net interest expense to increase in 2007 compared with 2006 by approximately $2.9 million to $3.1 million.
     Income tax expense. The Company expects its effective income tax rate for 2007 to be approximately 33% to 33.1% of earnings before income taxes.
     Earnings per share. Based upon the net effect of the items discussed above, the Company expects 2007 diluted earnings per common share in a range of $1.62 to $1.68.
     The preceding discussion of liquidity and capital resources and outlook for future operating results contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-K are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-K, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: the ability of the Company to execute capital structure and other initiatives intended to enhance long-term shareholder value; the ability of the Company to obtain financing on terms acceptable to the Company and maintain compliance with the covenants included in such financing; the ability of the Company to repurchase its shares in the expected number and at prices that would be accretive to the Company’s financial results; the ability of the Company to close the sale of its Bugaboo Creek Steak House restaurants; failure of facts to conform to necessary management estimates and assumptions regarding financial and operating matters; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large and growing restaurant base; increases in the cost of construction of new restaurants; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; unusual weather patterns or events; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef or other products sold by the Company; unforeseen increases in commodity pricing; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; legislation adversely affecting the restaurant industry, including (without limitation) minimum wage and mandatory healthcare legislation; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks set forth in this Form 10-K and other risks identified from time to time in the Company’s SEC reports, registration statements and public announcements. Any forward looking statement speaks only as of the date of which it was made, and the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.
OFF-BALANCE SHEET ARRANGEMENTS
     The Company has not entered into any transactions with unconsolidated entities that are financial guarantees, retained or contingent interests in transferred assets, derivative instruments, or obligations arising out of a variable interest entity that provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with the Company and that have a material current effect, or that are reasonably likely to have a material future effect, on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
     The table below summarizes the Company’s significant contractual obligations of continuing operations, by maturity, as of December 31, 2006 (in thousands):

		LESS THAN	1 – 3	4 – 5	AFTER 5
	TOTAL	1 YEAR	YEARS	YEARS	YEARS
Convertible Senior Notes	$125,000	$—	$—	$—	$125,000

Capital lease obligations (1)	94,150	4,025	8,700	9,227	72,198

Operating lease obligations (2)	173,936	22,181	40,219	32,410	79,126

Purchase obligations (3)	270,761	260,066	10,695	—	—

Total contractual cash obligations	$663,847	$286,272	$59,614	$41,637	$276,324

(1)	Amounts reflected include imputed interest of $52,515.

(2)	Excludes operating lease obligations of Bugaboo Creek Steak House restaurants as follows:

		LESS THAN	1 – 3	4 – 5	AFTER 5
	TOTAL	1 YEAR	YEARS	YEARS	YEARS
Operating lease obligations of discontinued operations	$22,479	$3,510	$6,339	$4,737	$7,893

(3)	Purchase obligations consist of commitments under food contracts and the estimated costs of completing capital project commitments and exclude $24.3 million in estimated purchase obligations and commitments under food contracts associated with discontinued operations.
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
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48),

“Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the effect of the adoption of FIN 48 will be material to its results of operation or financial position.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact the adoption of SFAS 157 will have on its consolidated financial statements.
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
     SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company has adopted the provisions of SFAS 123R using modified prospective application.
     Effective December 26, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore has not restated prior periods’ results. Share-based compensation paid to the Company’s lead restaurant managers under the Managing Partner Program is recorded as operating expenses – restaurants. All other share-based compensation expense is recorded as a general and administrative expense. Total share-based compensation expense recorded in fiscal 2006 was approximately $8.9 million ($6.3 million, net of tax), of which $4.9 million ($3.9 million, net of tax) represents additional share-based compensation expense recorded as a result of adopting SFAS 123R and $2.1 million ($1.3 million, net of tax) represents additional share-based compensation expense recorded for the Company’s 2006 long-term compensation programs. As described in Note 3 to the Consolidated Financial Statements, share-based compensation expense recorded in fiscal 2005 was $1.6 million ($989,000, net of tax) and would have been $7.2 million ($5.2 million, net of tax) had the Company recognized share-based expense in the Consolidated Statements of Income under SFAS 123 in 2005.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting changes in Interim Financial Statements”, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.
     On October 6, 2005, the FASB issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 is effective for the Company’s 2006 fiscal year and requires the Company to expense rental costs incurred during the construction period associated with ground or building operating leases. The Company has previously capitalized these costs. Retrospective application, which permits entities to restate financial statements of previous periods is permitted but not required. Beginning in fiscal 2006, the Company adopted the provisions of FSP 13-1 using retrospective application (see Note 2).
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements, and is effective for fiscal years ending after November 15, 2006. In the third quarter of 2006, the Company changed its accounting policies associated with the accrual of utilities and vacation expense. Historically, the Company’s practice was to expense utility and vacation costs in the period in which these items were paid, which generally resulted in a full year of utilities and vacation expense in the consolidated statements of income. The utility costs are now accrued in the period used and vacation costs are accrued in the period earned. The cumulative amount of these changes as of the beginning of fiscal 2006 was approximately $5.8 million ($3.6 million, net of tax) and, as provided by SAB 108, the impact was recorded as a reduction of retained earnings as of the beginning of fiscal 2006. The prior years’ adjustments were evaluated under the rollover approach and the correction of these misstatements was not material to our results of operations in any of the years impacted.
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
     Judgments made by the Company related to the probable term for each restaurant facility lease affect (i) the classification and accounting for a lease as capital or operating, (ii) the rent holidays and/or escalations in payments that are taken into consideration when calculating straight-line rent and (iii) the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

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
     Judgments made by the Company related to the expected useful lives of long-lived assets and the Company’s ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause the Company to realize a material impairment charge. In 2006, the Company recognized a $4,949,000 charge for the write down of asset values for eight LongHorn Steakhouse restaurants and recorded charges aggregating $19,000,000 based upon management’s estimate of the impairment to be realized upon the anticipated divestiture of the Bugaboo Creek Steak House business. In 2005, the Company recognized a $557,000 charge for the write down of asset values for three LongHorn Steakhouse restaurants and a $2,712,000 charge for the write down of asset values for two Bugaboo Creek Steak House restaurants. In 2004, the Company recognized a $922,000 charge for the write down of asset values related to two LongHorn Steakhouse restaurants and a $1,778,000 charge for the write down of asset values for one Bugaboo Creek Steak House restaurant.
STOCK-BASED COMPENSATION
     Beginning in fiscal 2006, the Company began recording compensation expense associated with share-based awards and other forms of equity compensation in accordance with SFAS 123R. As required by SFAS 123R, stock-based compensation is estimated for equity awards at fair value at the grant date. Determining the fair value of share-based awards requires various highly judgmental assumptions including the expected life, stock price volatility and the forfeiture rate. If any of the assumptions used in the model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
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
     As of December 31, 2006, the Company had no borrowings outstanding under its $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 0.50% to 1.25% (the “applicable margin” depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest, at the Company’s option. Accordingly, the Company is exposed to the impact of interest rate movements. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps.
     The Company is not exposed to interest rate risk with respect to the Convertible Senior Notes because they bear interest at a fixed rate.
INVESTMENT PORTFOLIO
     The Company invests portions of its excess cash, if any, in highly liquid investments. At December 31, 2006, the Company had $23.3 million in high-grade commercial paper and overnight repurchase agreements, and $6.0 million in short-term investments in the form of federal, state, and municipal bonds. As of December 31, 2006, the Company has classified all short-term investments as trading securities. The market risk on such investments is minimal due to their short-term nature.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, DECEMBER 25, 2005 AND DECEMBER 26, 2004
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on these criteria.
     The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s assessment of our internal control over financial reporting, which is included on the following page.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
RARE Hospitality International, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that RARE Hospitality International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RARE Hospitality International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that RARE Hospitality International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, RARE Hospitality International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RARE Hospitality International, Inc. and subsidiaries as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Atlanta, Georgia
March 1, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
RARE Hospitality International, Inc.:
     We have audited the accompanying consolidated balance sheets of RARE Hospitality International, Inc. and subsidiaries (RARE) as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RARE Hospitality International, Inc. and subsidiaries as of December 31, 2006 and December 25, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
     As discussed in notes 1 and 3 to the consolidated financial statements, in 2006, RARE changed its method of accounting for share-based payments, and changed its method of quantifying errors.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RARE Hospitality International, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
(signed) KPMG LLP
Atlanta, Georgia
March 1, 2007

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND DECEMBER 25, 2005
(in thousands)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$31,378	$12,107
Short-term investments	6,001	6,203
Accounts receivable	15,663	15,807
Inventories	16,274	14,516
Prepaid expenses	6,872	6,558
Deferred income taxes	16,681	9,425
Assets from discontinued operations	31,939	47,179

Total current assets	124,808	111,795

Property and equipment, less accumulated depreciation and amortization	525,160	451,619
Goodwill	19,187	19,187
Other	26,057	18,324

Total assets	$695,212	$600,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,891	$30,026
Accrued expenses	89,202	65,051
Income taxes payable	2,953	1,152
Current installments of obligations under capital leases	345	269
Liabilities from discontinued operations	7,652	9,034

Total current liabilities	134,043	105,532

Deferred income taxes	1,192	3,483
Convertible Senior Notes	125,000	—
Obligations under capital leases, net of current installments	41,290	38,991
Other	32,995	27,432

Total liabilities	334,520	175,438

Minority interest	1,044	1,193

Shareholders’ equity:
Preferred stock, no par value. Authorized 10,000 shares, none issued	—	—
Common stock, no par value. Authorized 60,000 shares; 36,054 and 35,436 shares issued; and 30,487 and 33,484 outstanding at December 31, 2006 and December 25, 2005, respectively	247,661	229,955
Unearned compensation – restricted stock	—	(1,470)
Retained earnings	284,082	248,284
Treasury shares at cost; 5,567 shares and 1,952 shares at December 31, 2006 and December 25, 2005, respectively	(172,095)	(52,475)

Total shareholders’ equity	359,648	424,294

Total liabilities and shareholders’ equity	$695,212	$600,925

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, DECEMBER 25, 2005 AND DECEMBER 26, 2004
(in thousands, except per share data)

	2006	2005	2004
Revenues:
Restaurant sales:
LongHorn Steakhouse	$774,014	$666,073	$578,297
The Capital Grille	204,198	165,169	131,208
Other restaurants	8,143	7,588	7,564

Total restaurant sales	986,355	838,830	717,069
Franchise revenues	559	436	403

Total revenues	986,914	839,266	717,472

Costs and expenses:
Cost of restaurant sales	361,949	307,741	264,307
Operating expenses— restaurants	433,407	364,566	306,591
Provision for asset impairments, restaurant closings, and other charges	4,949	557	922
Depreciation and amortization— restaurants	36,424	31,244	26,703
Pre-opening expense	8,877	7,483	7,190
General and administrative expenses	64,640	48,064	41,582

Total costs and expenses	910,246	759,655	647,295

Operating income	76,668	79,611	70,177
Interest expense, net	2,620	1,921	1,328
Minority interest	109	215	300

Earnings from continuing operations before income taxes	73,939	77,475	68,549
Income tax expense	23,943	25,098	22,760

Income from continuing operations	49,996	52,377	45,789

Income (loss) from discontinued operations, net of tax	(10,625)	(798)	1,200

Net earnings	$39,371	$51,579	$46,989

Basic earnings per common share:
Continuing operations	$1.50	$1.55	$1.35
Discontinued operations	(0.32)	(0.02)	0.04

	$1.18	$1.53	$1.39

Diluted earnings per common share:
Continuing operations	$1.45	$1.50	$1.29
Discontinued operations	(0.31)	(0.02)	0.03

	$1.14	$1.48	$1.33

Weighted average common shares outstanding (basic)	33,394	33,764	33,811

Weighted average common shares outstanding (diluted)	34,389	34,817	35,374

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2006, DECEMBER 25, 2005 AND DECEMBER 26, 2004
(in thousands)

			UNEARNED
			COMPENSATION-		TREASURY	TOTAL
	COMMON STOCK		RESTRICTED	RETAINED	SHARES-	SHAREHOLDERS’
	SHARES	DOLLARS	STOCK	EARNINGS	AT COST	EQUITY
BALANCE, DECEMBER 28, 2003	34,042	$203,624	$(1,303)	$149,716	$(4,989)	$347,048

Net earnings and total comprehensive income	—	—	—	46,989	—	46,989
Purchase of common stock for treasury	—	—	—	—	(8,188)	(8,188)
Issuance of shares pursuant to restricted stock awards	61	1,565	(1,565)	—	—	—
Forfeiture of restricted stock	(9)	(139)	—	—	—	(139)
Amortization of restricted stock	—	—	1,280	—	—	1,280
Issuance of shares pursuant to exercise of stock options	708	7,706	—	—	—	7,706
Tax benefit of stock options exercised	—	4,390	—	—	—	4,390

BALANCE, DECEMBER 26, 2004	34,802	217,146	(1,588)	196,705	(13,177)	399,086

Net earnings and total comprehensive income	—	—	—	51,579	—	51,579
Purchase of common stock for treasury	—	—	—	—	(39,298)	(39,298)
Issuance of shares pursuant to restricted stock awards	55	1,656	(1,656)	—	—	—
Forfeiture of restricted stock	(19)	(332)	174	—	—	(158)
Amortization of restricted stock	—	—	1,600	—	—	1,600
Issuance of shares pursuant to exercise of stock options	598	7,188	—	—	—	7,188
Tax benefit of stock options exercised	—	4,297	—	—	—	4,297

BALANCE, DECEMBER 25, 2005	35,436	229,955	(1,470)	248,284	(52,475)	424,294

Cumulative effect of adoption of SAB 108 (see Note 1)	—	—	—	(3,573)	—	(3,573)
Adoption of FAS 123R (see Note 3)	—	875	1,470	—	—	2,345
Net earnings and total comprehensive income	—	—	—	39,371	—	39,371
Purchase of common stock for treasury	—	—	—	—	(119,620)	(119,620)
Stock based compensation expense	—	8,895	—	—	—	8,895
Issuance of shares pursuant to restricted stock awards	236	—	—	—	—	—
Issuance of shares pursuant to exercise of stock options	382	5,378	—	—	—	5,378
Tax benefit of stock options exercised and vesting of restricted stock	—	2,558	—	—	—	2,558

BALANCE, DECEMBER 31, 2006	36,054	$247,661	$—	$284,082	$(172,095)	$359,648

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, DECEMBER 25, 2005 AND DECEMBER 26, 2004
(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net earnings	$39,371	$51,579	$46,989
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Income) loss from discontinued operations, net of income taxes	10,625	798	(1,200)
Depreciation and amortization	37,062	35,060	29,569
Stock-based compensation expense	8,895	—	—
Provision for asset impairments, restaurant closings and other charges	4,949	557	922
Minority interest	109	215	300
Deferred tax expense	(7,349)	(8,190)	4,797
Sale (purchase) of short-term investments, net	202	28,692	(10,859)
Changes in assets and liabilities:
Accounts receivable	144	(6,595)	(482)
Inventories	(1,758)	(2,755)	(2,664)
Prepaid expenses	(314)	277	(1,846)
Other assets	1,209	(1,506)	(3,072)
Refundable income taxes	2,114	8,776	3,225
Accounts payable	2,370	(6,669)	6,044
Accrued expenses	25,590	10,619	5,793
Other liabilities	(237)	3,516	2,429

Net cash provided by operating activities of continuing operations	122,982	114,374	79,945

Net cash provided by operating activities of discontinued operations	6,035	11,085	8,826

Cash flows from investing activities:
Purchase of property and equipment by continuing operations	(114,491)	(93,115)	(88,352)

Purchase of property and equipment by discontinued operations	(6,037)	(11,092)	(8,894)

Cash flows from financing activities:
Payments for debt issuance costs	(3,154)	(370)	—
Principal payments on capital leases	(240)	(195)	(128)
Tenant incentives received under capital leases	1,720	—	—
Proceeds from borrowings	125,000	—	—
Distributions to minority partners	(258)	(331)	(362)
(Decrease) increase in bank overdraft included in accounts payable and accrued expenses	(291)	4,375	8,486

Purchase of common stock for treasury	(119,620)	(39,298)	(8,188)
Proceeds from exercise of stock options	5,378	7,188	7,706
Tax benefit from share-based compensation	2,245	—	—

Net cash provided by (used in) financing activities of continuing operations	10,780	(28,631)	7,514

Net increase (decrease) in cash and cash equivalents	19,269	(7,379)	(961)
Cash and cash equivalents at beginning of year	12,168	19,547	20,508

Cash and cash equivalents at end of year	$31,437	$12,168	$19,547

Cash and cash equivalents of continuing operations at end of year	$31,378	$12,107	$19,487

Cash and cash equivalents of discontinued operations at end of year	$59	$61	$60

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$20,706	$23,779	$15,085

Cash paid for interest net of amounts capitalized	$2,959	$2,594	$1,589

Supplemental disclosure of non-cash financing and investing activities:
Assets acquired under capital lease	$895	$2,112	$9,885

See accompanying notes to consolidated financial statements.

RARE HOSPITALITY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, DECEMBER 25, 2005 AND DECEMBER 26, 2004
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     OPERATIONS
     RARE Hospitality International, Inc., including its wholly owned subsidiaries (the “Company”), is a multi-concept restaurant company, which, as of December 31, 2006, operated the following restaurants in 32 states (located primarily in the Eastern half of the United States) and the District of Columbia:

NUMBER IN
CONCEPT	OPERATION
LongHorn Steakhouse	265
The Capital Grille	26
Bugaboo Creek Steak House	32
Other specialty concepts	2

Total restaurants	325
     On September 21, 2006, the Company announced that its Board of Directors had approved exiting the Bugaboo Creek Steak House business through, most probably, the sale of the restaurants and brand.
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
     In the accompanying consolidated financial statements, the results of operations relating to the Bugaboo Creek Steak House business to be divested are presented as discontinued operations. The assets and liabilities of discontinued operations are primarily comprised of fixed assets and accrued liabilities, respectively. Financial results for Bugaboo Creek Steak House for each of the years in the three-year period ended December 31, 2006, were as follows (in thousands):

	53 Weeks Ended	52 Weeks Ended
	Dec. 31,	Dec. 25,	Dec. 26,
	2006	2005	2004
Restaurant Sales	$109,824	$97,310	$95,091

Costs and expenses:
Cost of restaurant sales	40,231	35,447	35,141
Operating expenses-restaurants	59,015	51,165	48,088
Depreciation and amortization-restaurants	3,375	4,200	3,733
Pre-opening expense-restaurants	263	933	903
Provision for asset impairments, restaurant closings, and other charges (see Note 4)	—	2,712	1,778
General and administrative expenses	4,392	4,048	3,662

Total costs and expenses	107,276	98,505	93,305

Earnings (loss) before income taxes	2,548	(1,195)	1,786
Income tax expense (benefit)	823	(397)	586

Net earnings (loss) before loss on disposal	1,725	(798)	1,200
Loss on disposal of discontinued operations (net of tax benefit of $6,650)	(12,350)	—	—

Net earnings (loss)	$(10,625)	$(798)	$1,200

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
     In the third quarter of 2006, the Company changed its accounting policies associated with the accrual of utilities and vacation expense. Historically, the Company’s practice was to expense utility and vacation costs in the period in which these items were paid, which generally resulted in a full year of utilities and vacation expense in the consolidated statements of income. The utility costs are now accrued in the period used and vacation costs are accrued in the period earned. The cumulative amount of these changes as of the beginning of fiscal 2006 was approximately $5.8 million ($3.6 million, net of tax) and, as provided by Staff Accounting Bulletin No. 108 issued in September 2006, the impact was recorded as a reduction of retained earnings as of the beginning of fiscal 2006. The pre-tax impact of this change in accounting policy was an increase in accrued expenses for continuing operations of approximately $449,000 in fiscal 2006. The pre-tax impact of this change in accounting policy was an increase in accrued expenses for discontinued operations of approximately $21,000 in fiscal 2006. The prior years’ adjustments were evaluated under the rollover approach and the correction of these misstatements was not material to our results of operations in any of the years impacted.
     The Company has made certain reclassifications to the fiscal 2005 consolidated financial statements, as previously reported, to conform to the current classifications. Reclassifications due to the retrospective adoption of FSP 13-1 resulted in a change in net income as previously reported (see Note 2). Reclassifications associated with the adoption of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” required certain share-based awards previously reported as liabilities and contra-equity accounts to be classified as common stock (see Note 3).
     The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four fiscal quarters is typically made up of 13 weeks. However, the first fiscal quarter of 2006 consisted of 14 weeks and, hence, the full fiscal year 2006 consisted of 53 weeks. The fiscal years of 2005 and 2004 each consisted of 52 weeks.
CASH EQUIVALENTS
     The Company considers all highly liquid investments which have original maturities of three months or less to be cash equivalents. Cash equivalents are comprised of high-grade overnight repurchase agreements and totaled approximately $23.3 million at December 31, 2006, $5.9 million at December 25, 2005 and $14.4 million at December 26, 2004. The carrying amount of these instruments approximates their fair market values. All overdraft balances have been reclassified as current liabilities.
SHORT TERM INVESTMENTS
     Short term investments consist of federal, state and municipal bonds, and commercial paper. The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Pursuant to the provisions of SFAS 115, the Company has classified its investment portfolio as “trading.” Trading securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on trading securities are included in the determination of net earnings.
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
RENT EXPENSE
     The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty to the Company. The lease term commences on the date when the Company becomes legally obligated for the rent payments. Percentage rent expense is generally based upon sales levels and is accrued at the point in time the Company determines that it is probable that such sale levels will be achieved. The Company records leasehold improvements funded by landlords under operating leases as leasehold improvements and deferred rent. Prior to the adoption of FSP 13-1, rent expense incurred during the construction period was capitalized to property and equipment. As described later in this Note, under the section entitled “RECENTLY ADOPTED ACCOUNTING STANDARDS,” the Company’s accounting for rent incurred during the construction period changed effective at the beginning of fiscal 2006. When adopting FSP 13-1, the Company elected to retrospectively apply the provisions of FSP 13-1 to its financial statements for all prior periods. The accompanying consolidated financial statements have been restated to reflect the retrospective application of FSP 13-1.
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
REVENUE RECOGNITION
     Revenue from restaurant sales is recognized when food and beverage products are sold and receipts from all sales are classified as operating cash flows. Accounts receivable is primarily comprised of amounts due from the Company’s credit card processor. The Company records a liability for gift certificates and gift cards at the time they are issued. Upon redemption, sales are recorded and the liability is reduced by the amount of certificates or card values redeemed. The Company began selling electronic gift cards in August of 2003. Unused gift cards will be recognized as revenue, in proportion to actual gift card redemptions, once the Company has sufficient data to make a reasonable determination of forfeiture levels. The Company presents sales net of sales taxes. Revenues from the sales of franchises are recognized as income when substantially all of the Company’s material obligations under the franchise agreement have been performed. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned.
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
     As of the date of adoption of SFAS 142, the Company had unamortized goodwill in the amount of approximately $19.2 million, all of which is related to the acquisition of LongHorn Steakhouse franchise and joint venture rights. In accordance with SFAS 142, no goodwill amortization expense was recorded in the Company’s financial statements for fiscal 2006, 2005 or 2004.
OTHER ASSETS
     Other assets consist of the investments of the Company’s Supplemental Deferred Compensation Plan, debt issuance costs, trademarks, deposits, and purchased liquor licenses. The Company applies the provisions of SFAS 142 to purchased liquor licenses and trademarks. The 2006 provision for asset impairments includes a $17,645 charge to reflect the diminution in value of a purchased liquor license for a LongHorn Steakhouse restaurant location. Impairment of this liquor license was measured by the amount by which the carrying amount exceeded its fair market value. There has been no other impairment of purchased liquor licenses or trademarks since the adoption of SFAS 142 in 2002. Purchased liquor licenses related to continuing operations amounted to approximately $6.6 million and $4.8 million at December 31, 2006 and December 25, 2005, respectively. Licenses related to discontinued operations amounted to approximately $442,000 at both December 31, 2006 and December 25, 2005. Purchased trademarks aggregated approximately $400,000 at both December 31, 2006 and December 25, 2005. Debt issuance costs are amortized on a straight-line basis over the expected term of the debt facility.
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
     See Note 4 for further discussion of the Company’s provision for asset impairments, restaurant closings and other charges.
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
STOCK-BASED COMPENSATION
     The Company has various share-based compensation programs, which provide for equity awards, including stock options, restricted stock and performance-based restricted stock units. These equity awards fall under several plans as more fully described in Note 3.
     Effective December 26, 2005, the start of the first quarter of fiscal 2006, the Company began recording compensation expense associated with share-based awards and other forms of equity compensation in accordance with SFAS 123R. The Company adopted SFAS 123R using the modified prospective transition method, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in fiscal year 2006 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 26, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Consistent with the modified prospective transition method, all balances associated with unvested restricted stock were eliminated against the appropriate equity amounts upon the adoption of SFAS 123R. When determining grant date fair market value in accordance with the provisions of SFAS 123R, the Company elected to continue to utilize the Black-Scholes option-pricing model. The adoption of SFAS 123R did not have a material affect on the recognition of expense for restricted stock issued under the Company’s Managing Partner Program discussed below.
     The following table details the effect on net income and earnings per share had share-based compensation expense been recorded for fiscal 2005 and fiscal 2004 based on the fair-value method under SFAS 123. The reported and pro forma net income and earnings per share for fiscal 2006 are the same since share-based compensation expense was calculated under the provisions of SFAS 123R (in thousands, except per share amounts):

	2005	2004
Net earnings, as reported	$51,579	$46,989
Add: stock-based employee compensation expense included in reported net earnings, net of related tax effects ($611 and $485 in 2005 and 2004, respectively)	989	795
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,229)	(4,784)

Pro forma net earnings	$47,339	$43,000

Basic earnings per common share:
Net earnings, as reported	$1.53	$1.39

Net earnings, pro forma	$1.40	$1.27

Diluted earnings per common share:
Diluted earnings, as reported	$1.48	$1.33

Diluted earnings, pro forma	$1.37	$1.23

MANAGING PARTNER PROGRAM
     The Company maintains a compensation program (the “Managing Partner Program”) for its lead restaurant managers (“MPs”). Under the Managing Partner Program, the Company enters into a 5-year employment contract with the MP that provides for (i) a fixed salary; (ii) quarterly bonuses calculated as a percentage of restaurant profits and as a percentage of any year-over-year increase in sales; and (iii) an award of restricted Company common stock, which is issued annually, in arrears, in an amount equal to 10% of the previous four quarters aggregate salary and bonus paid under the Managing Partner Program. All salary, bonuses and restricted stock to be awarded to an MP under the Managing Partner Program is expensed as earned and reflected in the Company’s consolidated statements of operations as compensation expense.
     The Company’s accounting for each annual award recognizes the expense associated with that specific award throughout the respective year based on management’s estimates of the individual’s annual salary and bonus for such period. Accordingly, the fair value of each annual award of restricted stock is expensed ratably over the year earned beginning in the first month of participation in the program. See Note 3 for further discussion of the Company’s restricted stock plan.
ADVERTISING EXPENSES
     The costs of programming, advertising and other promotions are expensed in the periods in which the costs are incurred. Production costs are charged to expense in the period the advertising is first aired. Total advertising expense included in operating expenses – restaurants of continuing operations was approximately $29.2 million, $25.7 million and $21.4 million for the years ended December 31, 2006, December 25, 2005 and December 26, 2004, respectively.
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
     The following table presents a reconciliation of weighted average shares and earnings per share amounts (amounts in thousands, except per share data):

	2006	2005	2004
Weighted average number of common shares used in basic calculation	33,394	33,764	33,811
Dilutive effect of restricted stock awards	100	58	88
Dilutive effect of net shares issuable pursuant to stock option plans	895	995	1,475

Weighted average number of common shares used in diluted calculation	34,389	34,817	35,374

Income from continuing operations	$49,996	$52,377	$45,789
Income (loss) from discontinued operations, net of income tax (expense) benefit	(10,625)	(798)	1,200

Net earnings	$39,371	$51,579	$46,989

Basic earnings per common share:
Continuing operations	$1.50	$1.55	$1.35
Discontinued operations	(0.32)	(0.02)	0.04

Net earnings	$1.18	$1.53	$1.39

Diluted earnings per common share:
Continuing operations	$1.45	$1.50	$1.29
Discontinued operations	(0.31)	(0.02)	0.03

Net earnings	$1.14	$1.48	$1.33

     Options to purchase 977,000 shares of common stock at December 31, 2006, were excluded from the computation of diluted earnings per common share because the related exercise prices were greater than the average market price for 2006 and would have been antidilutive. The dilutive effect of the common shares that would be issued if the Convertible Senior Notes were converted is not included in the Company’s diluted weighted average common share balance because the weighted average market price of the Company’s common stock did not exceed $43.54 per share.
FINANCIAL INSTRUMENTS
     The carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and $125.0 million Convertible Senior Notes due November 15, 2026 (the “Convertible Senior Notes”) approximates their fair value. The fair value of a financial instrument is the amount for which the instrument could be exchanged in a current transaction between willing parties. For cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses the carrying amounts approximate fair value because of the short maturity of these financial instruments.

DERIVATIVE FINANCIAL INSTRUMENTS
     The Company attempts to mitigate substantially all its commodity price risk associated with the purchase of beef, its primary commodity. The Company uses fixed-price purchase agreements to purchase and take physical delivery of protein products and commodities to be used in the conduct of its business. These purchase agreements provide for the delivery of either agreed upon quantities or a prescribed portion of the Company’s requirements. These contracts qualify under the normal purchase and normal sales exception of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities, (“FAS 133”). Accordingly, purchases made under these fixed-price purchase agreements are placed in inventory at the contracted price. Any purchase contracts that do not comply with the normal purchase and normal sale exception would be measured at fair value in accordance with the mark-to-market provisions of FAS 133.
     The Company, from time to time, has used interest rate swap agreements in the management of interest rate risk. These interest rate swap agreements were classified as a hedge of a cash flow exposure under SFAS No. 133, and, accordingly, the effective portion of the initial fair value and subsequent changes in the fair value of those agreements are reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted cash flows affect earnings. At December 31, 2006 and December 25, 2005, the Company had no interest rate swap agreements.
USE OF ESTIMATES
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
COMPREHENSIVE INCOME
     During 2006, 2005 and 2004, net earnings were the same as comprehensive income.
RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED
     In March 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” Entities may adopt a policy of presenting sales in the income statement on either a gross or net of tax basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company currently presents sales net of sales taxes. Accordingly, this issue will not impact the method for recording these sales taxes in the Company’s consolidated financial statements.
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the effect of adoption of FIN 48 will be material to its results of operations or financial position.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact the adoption of SFAS 157 will have on its consolidated financial statements.
RECENTLY ADOPTED ACCOUNTING STANDARDS
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
     SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company has adopted the provisions of SFAS 123R using modified prospective application.
     Effective December 26, 2005, the start of the first quarter of fiscal 2006, the Company began recording compensation expense associated with share-based awards and other forms of equity compensation in accordance with SFAS 123R. The Company adopted SFAS 123R using the modified prospective transition method, and consequently has not retroactively adjusted results from prior periods (see Note 3).
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, “Reporting Accounting changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.
     On October 6, 2005, FASB issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 is effective for the Company’s fiscal 2006 and requires the Company to expense rental costs incurred during the construction period associated with ground or building operating leases. The Company has previously capitalized these costs. Retrospective application, which permits entities to restate financial statements of previous periods is permitted but not required. Beginning in fiscal 2006, the Company adopted the provisions of FSP 13-1 using retrospective application (see Note 2).
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements, and is effective for fiscal years ending after November 15, 2006. In the third quarter of 2006, the Company adopted the provisions of SAB 108 and changed its accounting policies associated with the accrual of utilities and vacation expense. Historically, the Company’s practice was to expense utility and vacation costs in the period in which these items were paid, which generally resulted in a full year of utilities and vacation expense in the consolidated statements of income. The utility costs are now accrued in the period used and vacation costs are accrued in the period earned. The cumulative amount of these changes as of the beginning of fiscal 2006 was approximately $5.8 million ($3.6 million, net of tax) and, as provided by SAB 108, the impact was recorded as a reduction of retained earnings as of the beginning of fiscal 2006.
RECLASSIFICATIONS
     Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform with the 2006 presentation. These reclassifications had no impact on net income or total shareholders’ equity.
(2) CHANGE IN ACCOUNTING FOR CONSTRUCTION PERIOD RENT
     On October 6, 2005, the FASB issued FASB Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 was effective for the Company’s 2006 fiscal year and required the Company to expense rental costs incurred during the construction period associated with ground or building operating leases. FSP 13-1 allowed for retrospective application in accordance with FASB Statement No. 154, “Accounting Changes and Error Correction.” When adopting FSP 13-1 in the first quarter of fiscal 2006, the Company elected to retrospectively apply the provisions of FSP 13-1 to its financial statements for all prior periods.
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
     The following tables contain information regarding the impact of the retrospective application of FSP 13-1. All amounts, except per share amounts are in thousands (earnings per share amounts may not add due to rounding):

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	December 25, 2005
	(Results prior
	to application	(As	(Effect of
	of FSP 13-1)	Adjusted)	Change)
ASSETS
Current assets:
Cash and cash equivalents	$12,107	$12,107	$—
Short-term investments	6,203	6,203	—
Accounts receivable	15,807	15,807	—
Inventories	14,516	14,516	—
Prepaid expenses	6,558	6,558	—
Deferred income taxes	11,320	9,425	(1,895)
Assets of discontinued operations	47,179	47,179	—

Total current assets	113,690	111,795	(1,895)

Property and equipment, less accumulated depreciation and amortization	458,161	451,619	(6,542)
Goodwill	19,187	19,187	—
Other	18,324	18,324	—

Total assets	$609,362	$600,925	$(8,437)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,026	$30,026	$—
Accrued expenses	81,810	65,051	(16,759)
Income taxes payable	1,152	1,152	—
Current installments of obligations under capital leases	269	269	—
Liabilities of discontinued operations	7,361	9,034	1,673

Total current liabilities	120,618	105,532	(15,086)
Deferred income taxes	9,131	3,483	(5,648)
Obligations under capital leases, net of current installments	38,991	38,991	—
Other	9,084	27,432	18,348

Total liabilities	177,824	175,438	(2,386)
Minority interest	1,193	1,193	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 10,000 shares, none issued	—	—	—
Common stock, no par value	229,955	229,955	—
Unearned compensation — restricted stock	(1,470)	(1,470)	—
Retained earnings	254,335	248,284	(6,051)
Treasury shares at cost	(52,475)	(52,475)	—

Total shareholders’ equity	430,345	424,294	(6,051)

Total liabilities and shareholders’ equity	$609,362	$600,925	$(8,437)

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

		Year Ended
	December 25, 2005
	(Results prior
	to application	(As	(Effect of
	of FSP 13-1)	Adjusted)	Change)
Total revenues	$839,266	$839,266	$—
Costs and expenses:
Cost of restaurant sales	307,741	307,741	—
Operating expenses — restaurants	364,566	364,566	—
Provision for asset impairment, restaurant closings, and other charges	557	557	—
Depreciation and amortization — restaurants	31,586	31,244	(342)
Pre-opening expense — restaurants	6,486	7,483	997
General and administrative expenses	48,064	48,064	—

Total operating costs and expenses	759,000	759,655	655

Operating income	80,266	79,611	(655)
Interest expense, net	1,921	1,921	—
Minority interest	215	215	—

Earnings from continuing operations before income taxes	78,130	77,475	(655)
Income tax expense (benefit)	25,347	25,098	(249)

Earnings from continuing operations	52,783	52,377	(406)

Loss from discontinued operations, net of income taxes	(701)	(798)	(97)

Net earnings	$52,082	$51,579	$(503)

Weighted average common shares outstanding:
Basic	33,764	33,764	33,764

Diluted	34,817	34,817	34,817

Basic earnings (loss) per common share:
Continuing operations	$1.56	$1.55	$(0.01)
Discontinued operations	(0.02)	(0.02)	—

Net earnings	$1.54	$1.53	$(0.01)

Diluted earnings (loss) per common share:
Continuing operations	$1.52	$1.50	$(0.01)
Discontinued operations	(0.02)	(0.02)	—

Net earnings	$1.50	$1.48	$(0.01)

RARE Hospitality International, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

		Year Ended
	December 26, 2004
	(Results prior
	to application	(As	(Effect of
	of FSP 13-1)	Adjusted)	Change)
Total revenues	$717,472	$717,472	$—
Costs and expenses:
Cost of restaurant sales	264,307	264,307	—
Operating expenses — restaurants	306,591	306,591	—
Provision for asset impairment, restaurant closings, and other charges	922	922	—
Depreciation and amortization — restaurants	27,000	26,703	(297)
Pre-opening expense — restaurants	6,186	7,190	1,004
General and administrative expenses	41,582	41,582	—

Total operating costs and expenses	646,588	647,295	707

Operating income	70,884	70,177	(707)
Interest expense, net	1,328	1,328	—
Minority interest	300	300	—

Earnings before income taxes	69,256	68,549	(707)
Income tax expense (benefit)	23,028	22,760	(268)

Earnings from continuing operations	46,228	45,789	(439)

Earnings from discontinued operations, net of income taxes	1,302	1,200	(102)

Net earnings	$47,530	$46,989	$(541)

Weighted average common shares outstanding:
Basic	33,811	33,811	33,811

Diluted	35,374	35,374	35,374

Basic earnings (loss) per common share:
Continuing operations	$1.37	$1.35	$(0.01)
Discontinued operations	0.04	0.04	—

Net earnings	$1.41	$1.39	$(0.02)

Diluted earnings (loss) per common share:
Continuing operations	$1.31	$1.29	$(0.01)
Discontinued operations	0.04	0.03	—

Net earnings	$1.34	$1.33	$(0.02)

(3) SHARE-BASED COMPENSATION
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
     Effective December 26, 2005, the start of the first quarter of fiscal 2006, the Company began recording compensation expense associated with share-based awards and other forms of equity compensation in accordance with SFAS 123R. The Company adopted SFAS 123R using the modified prospective transition method, and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in fiscal 2006 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 26, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Consistent with the modified prospective transition method, all balances associated with unvested restricted stock were eliminated against the appropriate equity amounts upon the adoption of SFAS 123R. When determining grant date fair market value in accordance with the provisions of SFAS 123R, the Company elected to continue to utilize the Black-Scholes option-pricing model. The adoption of SFAS 123R did not have a material affect on the recognition of expense for restricted stock issued under the Company’s Managing Partner Program discussed below.
MANAGING PARTNER PROGRAM
     The Company maintains a compensation program (the “Managing Partner Program”) for many of its lead restaurant managers (“MPs”). Under the Managing Partner Program, the Company enters into a 5-year employment contract with the MP that provides for (i) a fixed salary; (ii) quarterly bonuses calculated as a percentage of restaurant profits and as a percentage of any year-over-year increase in sales; and (iii) an award of restricted Company common stock, which is issued annually, in arrears, in an amount equal to 10% of the previous four quarters aggregate salary and bonus paid under the Managing Partner Program. All salary, bonuses and restricted stock to be awarded to an MP under the Managing Partner Program is expensed as earned and reflected in the Company’s consolidated statements of operations as compensation expense.
     Shares of Company common stock are issued as deferred compensation under the Company’s Managing Partner Program. Total shares issued under this program were approximately 55,000, 55,000 and 61,000 for 2006, 2005 and 2004, respectively. Total compensation expense recognized in association with these awards was approximately $1,896,000, $1,600,000 and $1,280,000 for 2006, 2005 and 2004, respectively.
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
     On February 8, 2006, the Company awarded performance-based restricted stock units to certain executives under the Company’s 2002 Plan. Performance-based restricted stock units have dividend equivalent rights equal to the cash dividend paid on shares of restricted stock. However, performance-based restricted stock units do not have voting rights of common stock and are not considered issued and outstanding. Performance-based restricted stock units would become newly issued shares when vested and converted to common stock. Conversion of those performance-based restricted stock units to common stock is contingent upon the Company meeting revenue growth and adjusted earnings per share performance goals. Each participant was granted a base number of performance-based restricted stock units. At the end of the three-year performance period, the number of units converted to shares and issued to participants will be increased, decreased or remain the same based upon actual growth in revenue and adjusted earnings per share, versus targeted growth. The shares, as determined at the end of the performance year (fiscal 2008), will be issued in February 2009 if the Company’s targets are achieved. The total number of performance-based restricted stock units granted in fiscal 2006 was 71,732. The amount expensed for the year ended December 31, 2006 was approximately $504,000, based upon the number of units granted and management’s estimate of the revenue and adjusted earnings per share to be achieved as compared to the respective targets. Amounts expensed will be periodically adjusted to reflect the most current projection of the achievement of performance goals.
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
     The following table provides information about the common stock that may be issued under all of the Company’s existing equity compensation plans as of December 31, 2006:

	Number of Securities to		Weighted Average	Number of Securities
	be Issued Upon Exercise		Price of	Remaining Available
Plan Category	of Outstanding Awards		Outstanding Awards	for Future Issuance
Equity compensation plans approved by shareholders	2,247,599	(1)	$27.21	1,224,109	(6)
	618,741	(2)	$14.21	13,354
	122,062	(3)	$17.21	—
	551,582	(4)	$8.18	—
Equity compensation plans not approved by shareholders	25,250	(5)	$8.39	—

Total	3,565,234		$21.54	1,237,463

(1)	RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan.

(2)	RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan.

(3)	Amended and Restated RARE Hospitality International, Inc. 1996 Stock Plan for Outside Directors. No further options may be granted under the terms of this plan.

(4)	LongHorn Steaks, Inc. Amended and Restated 1992 Incentive Plan. No further options may be granted under the terms of this plan.

(5)	These options were granted on the same terms as those under the RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan and were granted at prices which equated to current market value on the date of grant, are generally exercisable after three to five years, and must be exercised within ten years from the date of grant.

(6)	These shares may also be granted as future awards of restricted stock.
GRANT-DATE FAIR VALUE
     Upon adoption of SFAS 123R, the Company elected to continue to use the Black-Scholes option pricing model to calculate the grant-date fair value of awards. The fair value of options granted for fiscal 2006, fiscal 2005, and fiscal 2004 were calculated using the following assumptions:

	Fiscal Years Ended
	Dec. 31,	Dec. 25,	Dec. 26,
	2006	2005	2004
Expected life (in years)	4.00	4.00	4.00
Expected volatility	27.3%	28.0%	34.2%
Risk-free interest rate	4.411%	4.375%	3.625%
Expected dividend yield	0.00%	0.00%	0.00%
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

     Total share-based compensation expense of approximately $8,895,000 has been included in the Company’s Consolidated Statements of Income for the year ended December 31, 2006. Included in this amount is stock option expense related to options granted, but not yet vested as of December 31, 2006, that was recognized as a result of adopting SFAS 123R, restricted stock and performance-based restricted stock units issued under the Company’s new stock-based compensation programs and restricted stock expense under the Company’s Managing Partner Program. No amount of share-based compensation was capitalized. Amounts expensed under each of these programs were as follows (in thousands):

53 Weeks Ended
December 31, 2006
Performance-based restricted stock units	$504
Restricted stock issued under new stock-based compensation programs	1,569
Restricted stock issued to Managing Partners	1,896
Stock options	4,926

Total stock based compensation	$8,895

     Restricted stock issued to Managing Partners under the Managing Partner Program was reflected as compensation expense in the Company’s consolidated statements of operations prior to the adoption of SFAS 123R.
     The impact of adopting SFAS 123R is as follows (in thousands, except per share amounts):

53 Weeks Ended
December 31, 2006
General and administrative expenses	$(6,999)

Share-based compensation expense before income taxes	(6,999)
Tax benefit	1,826

Share-based compensation expense after income taxes	$(5,173)

Effect on:
Earnings per share – Basic	$(0.16)

Earnings per share – Diluted	$(0.15)

     Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) were reported as operating cash flows. SFAS 123R requires that such tax benefits be recorded as a financing cash inflow rather than a deduction of taxes paid. For the year ended December 31, 2006, the excess tax benefit recognized resulting from share-based compensation cost was not material.
     In November 2005, the FASB issued FASB Staff Position 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides an elective alternative transition method of calculating the additional paid in capital pool (“APIC Pool”) of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of SFAS 123R-3 to evaluate its available alternatives and make its one-time election. The Company has elected to follow the transition method required by paragraph 81 of SFAS 123R for calculating the APIC Pool.
     As of December 31, 2006, there was $5,952,512 of unrecognized compensation costs related to unvested stock option awards that is expected to be recognized over a weighted average period of 1.0 year. As of December 31, 2006, there was $3,044,719 of unrecognized compensation costs related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years.
Share-based Activity
     Option activity under the Company’s stock option plans is as follows:

		WEIGHTED
	SHARES	AVERAGE PRICE
Outstanding at December 28, 2003	3,732,175	$12.99

Granted in 2004	701,066	$27.20
Exercised in 2004	(709,152)	$10.87
Canceled in 2004	(153,748)	$17.58

Outstanding at December 26, 2004	3,570,341	$16.07

Granted in 2005	394,408	$30.63
Exercised in 2005	(598,043)	$12.07
Canceled in 2005	(153,327)	$22.14

Outstanding at December 25, 2005	3,213,379	$18.35

Granted in 2006	826,279	$31.39
Exercised in 2006	(384,892)	$13.98
Canceled in 2006	(89,532)	$29.92

Outstanding at December 31, 2006	3,565,234	$21.54

     The fair value of options granted in fiscal 2006, 2005, and 2004 was approximately $6.2 million, $3.4 million and $6.1 million, respectively. Total intrinsic value of options exercised in fiscal 2006, 2005 and 2004 was approximately $6.3 million, $10.5 million, and $11.3 million, respectively. As of December 31, 2006, the total intrinsic value of options outstanding and options exercisable was approximately $40.6 million and $37.9 million, respectively. Intrinsic value is the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of options.
     The following table summarizes information concerning outstanding and exercisable options as of December 31, 2006:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Options	Life(1)	Price(2)	Options	Price(2)
$0.01-$5.00	44,000	1.1	$4.33	44,000	$4.33
$5.01-$10.00	619,019	2.7	$8.27	619,019	$8.27
$10.01-$15.00	455,122	4.0	$14.73	455,122	$14.73
$15.01-$20.00	558,237	5.6	$17.47	558,237	$17.47
$20.01-$25.00	199,331	5.6	$22.40	189,331	$22.27
$25.01-$30.00	654,627	7.4	$27.44	381,417	$27.18
$30.01 or greater	1,034,898	8.5	$31.49	178,620	$31.39

	3,565,234	6.0	$21.54	2,425,746	$17.30

(1)	Represents the weighted-average remaining contractual life in years.

(2)	Represents the weighted-average exercise price.
     Non-vested restricted stock awards as of December 31, 2006 and changes during the years ended December 25, 2005 and December 31, 2006 were as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at December 26, 2004	151,996	$20.74
Granted in 2005	55,355	$29.47
Vested in 2005	(78,237)	$19.98
Forfeited in 2005	(13,236)	$23.44

Nonvested at December 25, 2005	115,878	$25.12
Granted in 2006	243,252	$31.21
Vested in 2006	(55,152)	$24.29
Forfeited in 2006	(2,198)	$25.66

Nonvested at December 31, 2006	301,780	$30.17

     Total grant date fair value of restricted stock that vested during fiscal 2006 and fiscal 2005 was $1,340,000 and $1,563,000, respectively. The total grant date fair value of non-vested restricted stock at December 31, 2006 was $9,106,000 .
(4) PROVISION FOR ASSET IMPAIRMENTS, RESTAURANT CLOSINGS, AND OTHER CHARGES
     The provision for asset impairments, restaurant closings, and other charges of $4,949,000 ($3,056,000, net of tax) in the third quarter of fiscal 2006 consisted of the write down of asset values for eight LongHorn Steakhouse restaurants. The impairment of four of these LongHorn Steakhouse restaurants related to management’s decision to not exercise future lease options for these restaurants as the current lease term expires. The impairment for all of these restaurants related to forecasts by management that indicate that the investment for each of these restaurants would not be fully recovered by anticipated future cash flows. The impairment charge for each of these restaurants represents the difference between the estimated fair value, using discounted estimated future cash flows, and the carrying value.
     Earnings (loss) from discontinued operations for 2006 includes a third quarter asset impairment charge of approximately $12,280,000 ($7,982,000, net of tax) based upon management’s then best estimate of the impairment to be realized upon the anticipated divestiture of the Bugaboo Creek Steak House business. In the fourth quarter of 2006 the Company recorded an additional $6,720,000 ($4,368,000 net of tax) impairment charge related to the Bugaboo Creek Steak House business, based upon the anticipated sales price. Of this aggregate $19.0 million loss recorded associated with this planned divestiture approximately $16.3 million relates to the write-down of fixed asset values, $2.0 million relates to estimated transaction costs and $0.7 million relates to accrued employee termination costs. In addition to costs included in the third and fourth quarter impairment charges, the Company expects to accrue additional retention bonuses of approximately $1.3 million and incur rent termination costs of approximately $1.8 million. Approximately one-third of the retention bonuses have been expensed and none of these amounts have been paid.
     The provision for asset impairments, restaurant closings, and other charges of approximately $557,000 ($372,000, net of tax) in the fourth quarter of fiscal 2005 consisted primarily of the write down of asset values for three LongHorn Steakhouse restaurants. The impairment for each LongHorn Steakhouse restaurant relates to management’s decision to not exercise future lease options for these restaurants as the current lease term expires. Income (loss) from discontinued operations in 2005 included a $2,712,000 ($1,810,000, net of tax) charge for the write down of asset values for two Bugaboo Creek Steak House restaurants. The impairment charge in 2005 represents the sum of the differences between the estimated fair value, using discounted estimated future cash flows and the carrying value of each of these restaurants.
     The provision for asset impairments, restaurant closings, and other charges of $922,000 ($615,000, net of tax) in the fourth quarter of fiscal 2004 consisted of the partial write down of asset values related to two LongHorn Steakhouse restaurants. Income (loss) from discontinued operations in 2004 included a $1,778,000 ($1,187,000, net of tax) charge for the write down of asset values for one Bugaboo Creek Steak House restaurant. These charges were determined under SFAS 144 by comparing discounted estimated future cash flows to the carrying value of impaired assets.
(5) PROPERTY AND EQUIPMENT
     Major classes of property and equipment at December 31, 2006 and December 25, 2005 are summarized as follows (in thousands):

	2006	2005
Land and improvements	$86,726	$70,353
Buildings	95,618	76,575
Leasehold improvements	301,460	256,443
Assets under capital lease	40,726	39,801
Restaurant equipment	113,696	102,883
Furniture and fixtures	50,343	44,096
Construction in progress	34,550	32,331

	723,119	622,482
Less accumulated depreciation and amortization	(197,959)	(170,863)

	$525,160	$451,619

     Depreciation and amortization – restaurants on the consolidated statement of operations excludes depreciation of assets in the Company’s corporate offices and training facility. Total depreciation and amortization of property and equipment related to continuing operations during 2006, 2005 and 2004 was $37,050,000, $33,509,000 and $28,404,000, respectively. Total depreciation and amortization of property and equipment related to discontinued operations during 2006, 2005 and 2004 was $4,913,000, $4,250,000 and $3,793,000, respectively.
     The Company has, in the normal course of business, entered into agreements with vendors for the purchase of restaurant equipment, furniture, fixtures, buildings, and improvements for restaurants that have not yet opened. At December 31, 2006, such commitments associated with continuing operations totaled approximately $28.0 million. There were no such commitments related to discontinued operations.
(6) ACCRUED EXPENSES

     Accrued expenses consist of the following at December 31, 2006 and December 25, 2005 (in thousands):

	2006	2005
Accrued self insurance reserves	$8,353	$7,735
Accrued provision for restaurant closings and other charges	2,867	281
Accrued rent	3,021	1,026
Accrued compensation	21,612	15,255
Other taxes accrued	9,156	8,009
Unearned revenue — gift cards and gift certificates	35,293	30,228
Other	8,900	2,517

	$89,202	$65,051

(7) DEBT
     On November 22, 2006, the Company completed an offering of $125.0 million aggregate principal amount of 2.50% Convertible Senior Notes due November 15, 2026 (the “Convertible Senior Notes”). The aggregate underwriting fee was 2.25% or $2,812,500, providing the Company with net proceeds, before expenses, of approximately $122.2 million. The Convertible Senior Notes were issued through a private placement to qualified institutional buyers under Regulation D and Rule 144A of the Securities Act of 1933, as amended. Interest is payable semi-annually on May 15th and November 15th.
     On or after November 21, 2013, the Company may redeem all or a portion of the Convertible Senior Notes for cash at a redemption price equal to the principal amount plus accrued but unpaid interest, if any. Holders of the Convertible Senior Notes may require the Company to repurchase some or all of the notes on November 15, 2013, 2016, and 2021, as well as following the occurrence of certain fundamental change transactions, for cash at a purchase price equal to the principal amount plus accrued and unpaid interest, if any. The Convertible Senior Notes provide for a net share settlement, and therefore may be convertible, under certain circumstances, into a combination of cash, up to the principal amount of the Convertible Senior Notes, and common stock of the Company. The initial conversion rate for the Convertible Senior Notes will be equivalent to 22.969 shares per $1,000 principal amount of the Convertible Senior Notes. At the initial conversion rate, the Convertible Senior Notes will be convertible into common stock at a conversion price of $43.54 per share, which represents a 30% premium over the last reported sale price of the Company’s common stock on November 16, 2006. The initial conversion rate is subject to adjustment in certain circumstances. The Convertible Senior Notes are convertible into shares of the Company’s common stock at any time after November 15, 2025, but prior to the close of business on the second business day immediately preceding the stated maturity date, and also under any of the following circumstances: (i) during any calendar quarter beginning after December 31, 2006 (and only during such calendar quarter), if, and only if, the closing sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 125% of the conversion price per share of the Company’s common stock in effect on the applicable trading day; (ii) during the five consecutive trading day period following any five consecutive trading day period in which the trading price of the Convertible Senior Notes was less than 98% of the product of the closing sale price of the Company’s common stock multiplied by the applicable conversion rate; (iii) if the notes have been called for redemption; or (iv) upon the occurrence of certain specified transactions described in the Indenture. The notes were not callable by the Company or convertible by the Note holders at anytime in 2006.
     In connection with the offering, the Company agreed to register the Convertible Senior Notes and the underlying common stock for resale and to use its best efforts to file a registration statement covering such resales before March 31, 2007. If the Company does not register the Convertible Senior Notes or keep the registration statement effective for two years subsequent to the initial issuance of the Convertible Senior Notes, additional contingent interest would have to be paid to the Note holders, subject to certain provisions. The maximum amount of contingent interest that could potentially inure to the Note holders during such time period is approximately $936,000. This payment is not considered to be probable or material to the consolidated financial position or the results of operations of the Company.
     The dilutive effect of the common shares that would be issued if the Convertible Senior Notes were converted is not included in the Company’s diluted weighted average common share balance unless the weighted average market price of the Company’s common stock during a reporting period exceeds $43.54 per share. Assuming the 125% of the conversion price stock price contingency feature is met and the holders of the notes elect to convert when the stock price is $54.43 per share, the Company would be required to deliver $125.0 million in cash plus accrued interest and approximately 574,396 shares of common stock with a market value of approximately $31.3 million.

     On September 21, 2006, the Company announced that the Board of Directors authorized the additional repurchase of $125.0 million of the Company’s common stock. Repurchases under this program began concurrently with the closing of the Company’s $125.0 million Convertible Senior Note offering, with 1,821,200 shares repurchased on November 22, 2006 at $33.49 per share for an aggregate cost of approximately $61.0 million. During the remainder of the fourth quarter of 2006, the Company repurchased an additional 1,794,600 shares at an average price of $32.67 for an aggregate cost of approximately $58.6 million. As of December 31, 2006, approximately $5.4 million remained under the $125.0 million repurchase program.
     The Company has a variable interest rate revolving credit facility (the “Revolving Credit Facility”), which permits the Company to borrow up to $100.0 million through the termination date in July 2010. The Revolving Credit Facility is the result of amendments to and a restatement of the Company’s previous $100.0 million credit facility. The Revolving Credit Facility bears interest at the Company’s option of LIBOR plus a margin of 0.5% to 1.25% (the “applicable margin”) depending on the Company’s leverage ratio or the administrative agent’s prime rate of interest, and requires payment of a commitment fee on any unused portion at a rate of 0.1% to 0.2% per year (depending on the Company’s leverage ratio). At December 31, 2006 and December 25, 2005, the applicable margin was 0.5%. On December 31, 2006 and December 25, 2005, there were no amounts outstanding under the Company’s revolving credit facility. The commitment fee on the unused portion of the Revolving Credit Facility on December 31, 2006 and on December 25, 2005 was 0.1% and 0.3% per year, respectively. Amounts available under the Company’s revolving credit facility totaled $100.0 million on both December 31, 2006 and December 25, 2005.
     The Revolving Credit Facility restricts payment of dividends, without prior approval of the lender, and contains certain financial covenants, including debt to capitalization, leverage and interest coverage ratios, as well as minimum net worth and maximum capital expenditure covenants. The Revolving Credit Facility is secured by the common stock of entities that own substantially all of the Bugaboo Creek Steak House and The Capital Grille restaurants. At December 31, 2006, the Company was in compliance with the provisions of the Revolving Credit Facility. The average interest rate paid on borrowings under the Company’s Revolving Credit Facility during 2006 and 2005 was 8.2% and 6.2%, respectively. There were no borrowings under the Revolving Credit Facility during 2004.
     Interest expense, net consists of the following (in thousands):

	2006	2005	2004
Imputed interest on capital leases	$3,662	$3,187	$2,526
Interest expense	598	591	486
Capitalized interest	(917)	(998)	(1,312)
Interest income	(723)	(859)	(372)

Interest expense, net	$2,620	$1,921	$1,328

(8) INCOME TAXES
     Total income tax expense (benefit) for the years ended December 31, 2006, December 25, 2005 and December 26, 2004 was allocated as follows (in thousands):

	2006	2005	2004
Earnings from continuing operations	$23,943	$25,098	$22,760
Earnings (loss) from discontinued operations	823	(397)	586
Loss on disposal of discontinued operations	(6,650)	—	—

Total consolidated income tax expense	$18,116	$24,701	$23,346

     Income tax expense (benefit) attributable to continuing operations consists of (in thousands):

	CURRENT	DEFERRED	TOTAL
Year ended December 31, 2006:
U.S. federal	$29,304	$(8,354)	$20,950
State and local	4,186	(1,193)	2,993

	$33,490	$(9,547)	$23,943

Year ended December 25, 2005:
U.S. federal	$29,310	$(7,211)	$22,099
State and local	3,978	(979)	2,999

	$33,288	$(8,190)	$25,098

	CURRENT	DEFERRED	TOTAL
Year ended December 26, 2004:
U.S. federal	$15,920	$4,251	$20,171
State and local	2,043	546	2,589

	$17,963	$4,797	$22,760

     The differences between the statutory federal income tax rate and the effective income tax rate reflected in the consolidated statements of operations are as follows:

	2006	2005	2004
Federal statutory income tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	3.25	3.09	2.90
Incentive stock options	1.03	—	—
FICA tip credit	(6.93)	(5.78)	(4.90)
Other	0.03	0.08	0.20

Effective tax rates	32.38%	32.39%	33.20%

     The Company expects to retain all deferred tax assets and liabilities after disposal of the net assets held for sale. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and December 25, 2005 are presented below (in thousands):

	2006	2005
Deferred tax assets:
Provisions for restaurant closings, and other charges	$11,743	$3,544
Accrued rent	10,634	9,120
Accrued insurance	258	432
Accrued workers’ compensation	1,441	1,198
Deferred compensation plan	3,868	3,460
Restricted stock	2,484	1,420
Other	1,217	1,398

Total deferred tax asset before valuation allowance	31,645	20,572
Valuation allowance	(480)	—

Total deferred tax asset	31,165	20,572
Deferred tax liabilities:
Property and equipment	(11,851)	(11,282)
Smallwares	(3,825)	(3,348)

Total deferred tax liabilities	(15,676)	(14,630)

Net deferred tax asset	$15,489	$5,942

     The Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the tax benefit related to some state net operating losses will not be realized and hence a valuation allowance was established during 2006. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. Consequently, future changes in the valuation allowance are possible.
(9) EMPLOYEE BENEFIT PLANS
     The Company provides employees who meet minimum service requirements with retirement benefits under a 401(k) plan (the “RARE Plan”). Under the RARE Plan, eligible employees may make contributions of between 1% and 20% of their annual compensation to one or more investment funds. Effective for 2001, officers and highly compensated employees do not participate in this plan. The Company makes quarterly matching contributions in an amount equal to 50% of the first 5% of employee compensation contributed, resulting in a maximum annual Company contribution of 2.5% of employee compensation. The Company’s expense under the RARE Plan was $925,000, $772,000 and $613,000 for 2006, 2005 and 2004, respectively.
     Effective January 1, 2000, the Company implemented the Supplemental Deferred Compensation Plan (the “Supplemental Plan”), a nonqualified plan which allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The maximum aggregate amount deferred under the Supplemental Plan and the RARE Plan cannot exceed the lesser of 20% of annual compensation or $50,000. The Company makes quarterly matching contributions in an amount equal to 50% of the first 5% of employee compensation contributed, with a maximum annual Company contribution of the lesser of 2.5% of employee compensation or $5,000 per year. The Company’s expense under the Supplemental Plan was $588,000, $533,000 and $467,000 for 2006, 2005 and 2004, respectively. Company contributions to both the RARE Plan and the Supplemental Plan vest at the rate of 20% each year beginning after the employee’s first year of service and were made in the form of cash in 2006, 2005 and 2004.
     The Company entered into a rabbi trust agreement to protect the assets of the Supplemental Plan. Participant’s accounts are comprised of their contribution, the Company’s matching contribution and each participant’s share of earnings or losses in the plan. In accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested,” the accounts of the rabbi trust are reported in the Company’s consolidated financial statements. The Company’s consolidated balance sheet includes the investments in other non-current assets and the offsetting obligation is included in other non-current liabilities. Such amounts at December 31, 2006 and December 25, 2005 totaled $11,342,000 and $9,084,000, respectively. The deferred compensation plan investments are considered trading securities and are reported at fair value with the realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recorded in operating income.
(10) LEASES AND RELATED COMMITMENTS
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
     Future minimum lease payments under capital lease obligations and noncancelable operating leases of continuing operations at December 31, 2006 are as follows (in thousands):

YEARS ENDING AT OR
ABOUT DECEMBER 31:	CAPITAL	OPERATING
2007	$4,025	$22,181
2008	4,297	20,737
2009	4,403	19,482
2010	4,548	17,489
2011	4,679	14,921
Thereafter	72,198	79,126

Total minimum lease payments	94,150	$173,936

Less imputed interest (at 9%)	52,515

Present value of minimum lease payments	41,635
Less current maturities	345

Obligations under capital leases, net of current maturities	$41,290

     Rental expense from continuing operations consisted of the following amounts (in thousands):

	2006	2005	2004
Minimum lease payments	$21,838	$19,443	$17,071
Contingent rentals	3,871	3,446	2,615

Total rental expense	$25,709	$22,889	$19,686

(11) SHAREHOLDERS’ EQUITY
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
     On September 21, 2006, the Company announced that the Board of Directors authorized the additional repurchase of $125.0 million of the Company’s common stock. Repurchases under this program began concurrently with the closing of the Company’s $125.0 million Convertible Senior Note offering, with 1,821,200 shares repurchased on November 22, 2006 at $33.49 per share for an aggregate cost of approximately $61.0 million. During the remainder of the fourth quarter of 2006, the Company repurchased an additional 1,794,600 shares at an average price of $32.67 for an aggregate cost of approximately $58.6 million. As of December 31, 2006, approximately $19.7 million remained under the Company’s aggregate $59.0 million share repurchase programs authorized in fiscal 2005 and $5.4 million remained under the $125.0 million repurchase program authorized in 2006.
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

     As of December 31, 2006, there were no shares of Series A Stock issued and outstanding and all of such shares are issuable in accordance with the Company’s Shareholders Rights Plan.
(12) COMMITMENTS AND CONTINGENCIES
PURCHASE COMMITMENTS
     The Company has entered into purchasing agreements with certain meat suppliers requiring the Company to purchase contracted quantities of meat at established prices through their expiration on varying dates in 2007 and 2008. The contracted quantities are based on usage projections management believes to be estimates of actual requirements during the contract terms. The Company does not anticipate any material adverse effect on its financial condition or results of operations from these contracts.
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
     The Company has deposits totaling $5.8 million at December 31, 2006 that are being maintained as security under the Company’s workers’ compensation policies.
     The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these incidental actions will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
(13) QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and December 25, 2005 (in thousands, except per share data):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2006:
Revenues	$261,861	$237,125	$228,059	$259,869	$986,914
Operating income	25,787	20,227	7,072	23,582	76,668
Earnings before income taxes	25,022	19,772	6,421	22,724	73,939
Net earnings	17,220	13,409	(3,499)	12,241	39,371
Net earnings per share*:
Basic	0.51	0.40	(0.10)	0.37	1.18
Diluted	0.50	0.39	(0.10)	0.36	1.14

2005:
Revenues	$205,335	$210,242	$201,489	$222,200	$839,266
Operating income	22,504	20,548	15,149	21,410	79,611
Earnings before income taxes	22,121	20,094	14,607	20,653	77,475
Net earnings	15,350	13,734	9,588	12,907	51,579
Net earnings per share*:
Basic	0.45	0.40	0.29	0.39	1.53
Diluted	0.43	0.39	0.28	0.38	1.48

*	Per share amounts do not necessarily sum to the total year amounts due to changes in shares outstanding and rounding.
(14) SUBSEQUENT EVENT
     On February 27, 2007, the Company announced that it had signed a definitive agreement with Bugaboo Creek Acquisition LLC, a wholly owned subsidiary of Charlie Brown’s Acquisition LLC, for the sale of the Company’s Bugaboo Creek Steak House concept. The purchase price will be $28.0 million, payable at closing. Consummation of the transaction, which is expected to occur in the third quarter of fiscal 2007, is subject to the closing of the purchaser’s financing, obtaining necessary consents and other, customary closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
     In accordance with the Securities Exchange Act Rule 13a-15, the Company’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation (the “Evaluation”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC rules and instructions for Form 10-K. As a result of the evaluation, there were no changes in internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information required by this item is incorporated herein by reference from the sections of the Registrant’s definitive Proxy Statement to be delivered to shareholders of the Registrant in connection with the annual meeting of shareholders to be held May 8, 2007 (the “Proxy Statement”) entitled “Certain Information Concerning Nominees and Directors,” and “Meetings of the Board of Directors and Committees,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
ITEM 11. EXECUTIVE COMPENSATION
     Information required by this item is incorporated herein by reference from the section of the Proxy Statement entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Benefits to Named Executive Officers and Others.” In no event shall the information contained in the Proxy Statement under the section entitled “Compensation Committee Report on Executive Compensation” is hereby incorporated by reference from the Proxy Statement and is deemed to be furnished in this annual report on Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     Information required by this item is incorporated herein by reference from the section of the Proxy Statement entitled “Beneficial Owners of More Than Five Percent of the Company’s Common Stock; Shares Held by Directors and Executive Officers” and “Equity Compensation Plan Information.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     Information required by this item, if any, is incorporated herein by reference from the section of the Proxy Statement entitled “Certain Transactions” and “Director Independence.”
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) LISTING OF FINANCIAL STATEMENTS
The following financial statements of the Registrant are set forth herein in Part II, Item 8:
Consolidated Balance Sheets as of December 31, 2006 and December 25, 2005
Consolidated Statements of Operations — For Each of the Years in the Three-Year Period Ended December 31, 2006
Consolidated Statements of Shareholders’ Equity and Comprehensive Income — For Each of the Years in the Three-Year Period Ended December 31, 2006
Consolidated Statements of Cash Flows — For Each of the Years in the Three-Year Period Ended December 31, 2006
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
(a)(2) LISTING OF FINANCIAL STATEMENT SCHEDULES
Not applicable.
(a)(3) LISTING OF EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
3(1)	—	Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference from Exhibit 3.1 of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002).
3(2)	—	Bylaws of the Registrant, as amended (incorporated herein by reference from Exhibit 3(1) of the Registrant’s current report on Form 8-K dated February 20, 2007).
4(1)	—	Indenture, dated as of November 22, 2006, between RARE Hospitality International, Inc. and The Bank of New York Trust Company, N.A., as Trustee (relating to $125,000,000 aggregate principal amount of 2.50% Convertible Senior Notes due November 15, 2026 of RARE Hospitality International, Inc.) (incorporated herein by reference from Exhibit 4.1 of the Registrant’s current report on Form 8-K dated November 22, 2006).
4(2)	—	Registration Rights Agreement, dated as of November 22, 2006, between RARE Hospitality International, Inc. and Wachovia Capital Markets LLC as representative of the several Purchasers named in the Purchase Agreement dated November 22, 2006 (incorporated by reference from Exhibit 4.2 of the Registrant’s current report on Form 8-K dated November 22, 2006).
4(3)	—	See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.
4(4)	—	Specimen Stock Certificate for the Common Stock of the Registrant (incorporated herein by reference from Exhibit 4(b) of the Registrant’s annual report on Form 10-K for the year ended December 27, 1998, File No. 0-19924).
4(5)	—	Shareholder Protection Rights Agreement, dated as of November 4, 1997, between RARE Hospitality International, Inc. and SunTrust Bank, Atlanta, as Rights Agent (which includes as Exhibit B thereto the Form of Right Certificate) (incorporated herein by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated November 4, 1997, File No. 0-19924).
10(1)	—	Third Amended and Restated Credit Agreement dated July 22, 2005, by and among the Registrant and Wachovia Bank, National Association as Administrative Agent and Bank of America, N.A. as Syndication

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
Agent and SunTrust Bank as Documentation Agent (incorporated herein by reference from Exhibit 99(1) of the Registrant’s current report on Form 8-K dated July 22, 2005).
10(2)	—	First Amendment to Third Amended and Restated Credit Agreement, dated as of November 14, 2006, by and among RARE Hospitality International, Inc., Wachovia Bank, National Association, as Administrative Agent, and the Lenders named as parties thereto (incorporated herein by reference from Exhibit 99(1) of the Registrant’s current report on Form 8-K dated November 17, 2006).
10(3)	—	LongHorn Steaks, Inc. Amended and Restated 1992 Incentive Plan, as amended (incorporated herein by reference from Exhibit 10(b) of the Registrant’s annual report on Form 10-K for the fiscal year ended December 29, 2002).
10(4)	—	RARE Hospitality International, Inc. 1996 Stock Plan for Outside Directors, as amended (incorporated herein by reference from Exhibit 10(c) of the Registrant’s annual report on Form 10-K for the fiscal year ended December 29, 2002).
10(5)	—	RARE Hospitality International, Inc. Amended and Restated Executive Officer Performance Incentive Plan (incorporated herein by reference from Exhibit 99.1 of the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006).
10(6)	—	RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan (incorporated herein by reference from Exhibit 10(i) of the Registrant’s annual report on Form 10-K for the fiscal year ended December 28, 1997, File No. 0-19924).
10(7)	—	Amendment No. 1 to RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan (incorporated herein by reference from Exhibit 10(j) of the Registrant’s annual report on Form 10-K for the fiscal year ended December 28, 1997, File No. 0-19924).
10(8)	—	Amendment No. 2 to RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan (incorporated herein by reference from Exhibit 10(i) of the Registrant’s annual report on Form 10-K for the year ended December 27, 1998).
10(9)	—	Form of stock option agreement under which options were granted to non-executive officer employees on the same terms as the RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan, but not under that plan (incorporated herein by reference from Exhibit 10(h) of the Registrant’s annual report on Form 10-K for the year ended December 28, 2003).
10(10)	—	RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan (incorporated herein by reference from Appendix A of the Registrant’s Definitive Proxy Statement as filed with the Commission on April 2, 2004).
10(11)	—	Amended and Restated Stock Plan for Non-Employee Directors (subplan of the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan) .
10(12)	—	Form of Stock Option Agreement under which options are granted pursuant to the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan (incorporated herein by reference from Exhibit 99.2 of the Registrant’s current report on Form 8-K dated February 14, 2006).
10(13)	—	Form of Restricted Stock Agreement under which Restricted Stock is granted pursuant to the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan (incorporated herein by reference from Exhibit 99.3 of the Registrant’s current report on Form 8-K dated February 14, 2006).
10(14)	—	Form of Performance-based Restricted Stock Unit Agreement under which Performance-based Restricted Stock Units are granted pursuant to the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan (incorporated herein by reference from Exhibit 99.4 of the Registrant’s current report on Form 8-K dated February 14, 2006).
10(15)	—	Employment Agreement dated April 28, 2003 between the Registrant and Philip J. Hickey, Jr. (incorporated herein by reference from Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003).
10(16)	—	First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and Philip J. Hickey, Jr. (incorporated herein by reference from Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004).
10(17)	—	Second Amendment of Employment Agreement, dated October 27, 2005 between the Registrant and Philip J. Hickey, Jr. (incorporated herein by reference from Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 25, 2005).
10(18)	—	Third Amendment of Employment Agreement, dated October 27, 2006 between the Registrant and Philip J. Hickey, Jr. (incorporated herein by reference from Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2006).
10(19)	—	Fourth Amendment of Employment Agreement, dated December 15, 2006 between the Registrant and Philip J. Hickey, Jr..
10(20)	—	Employment Agreement dated April 28, 2003 between the Registrant and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
10(21)	—	First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004).
10(22)	—	Second Amendment of Employment Agreement, dated October 27, 2005 between the Registrant and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 25, 2005).
10(23)	—	Third Amendment of Employment Agreement, dated October 27, 2006 between the Registrant and Eugene I. Lee, Jr. (incorporated herein by reference from Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2006).
10(24)	—	Fourth Amendment of Employment Agreement, dated December 15, 2006 between the Registrant and Eugene I. Lee, Jr..
10(25)	—	Employment Agreement dated April 28, 2003 between the Registrant and W. Douglas Benn (incorporated herein by reference from Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003).
10(26)	—	First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and W. Douglas Benn (incorporated herein by reference from Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004).
10(27)	—	Second Amendment of Employment Agreement, dated October 27, 2005 between the Registrant and W. Douglas Benn (incorporated herein by reference from Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 25, 2005).
10(28)	—	Third Amendment of Employment Agreement, dated October 27, 2006 between the Registrant and W. Douglas Benn (incorporated herein by reference from Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2006).
10(29)	—	Fourth Amendment of Employment Agreement, dated December 15, 2006 between the Registrant and W. Douglas Benn.
10(30)	—	Employment Agreement dated April 28, 2003 between the Registrant and Joia M. Johnson (incorporated herein by reference from Exhibit 10.4 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003).
10(31)	—	First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and Joia M. Johnson (incorporated herein by reference from Exhibit 10.4 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004).
10(32)	—	Second Amendment of Employment Agreement, dated October 27, 2005 between the Registrant and Joia M. Johnson (incorporated herein by reference from Exhibit 10.4 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 25, 2005).
10(33)	—	Third Amendment of Employment Agreement, dated October 27, 2006 between the Registrant and Joia M. Johnson (incorporated herein by reference from Exhibit 10.4 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended October 1, 2006).
10(34)	—	Fourth Amendment of Employment Agreement, dated December 15, 2006 between the Registrant and Joia M. Johnson.
10(35)	—	Employment Agreement dated April 28, 2003 between the Registrant and Thomas W. Gathers (incorporated herein by reference from Exhibit 10.5 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2003).
10(36)	—	First Amendment of Employment Agreement dated October 27, 2004 between the Registrant and Thomas W. Gathers (incorporated herein by reference from Exhibit 10.5 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004).
10(37)	—	Second Amendment of Employment Agreement, dated October 27, 2005 between the Registrant and Thomas W. Gathers (incorporated herein by reference from Exhibit 10.5 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 25, 2005).
10(38)	—	Third Amendment of Employment Agreement, dated October 27, 2006 between the Registrant and Thomas W. Gathers.
10(39)	—	Fourth Amendment of Employment Agreement, dated December 15, 2006 between the Registrant and Thomas W. Gathers.
10(40)	—	Employment Agreement dated October 27, 2004 between the Registrant and David C. George (incorporated herein by reference from Exhibit 10.6 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004).
10(41)	—	Employment Agreement dated October 27, 2004 between the Registrant and M. John Martin (incorporated herein by reference from Exhibit 10.7 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004).
10(42)	—	Employment Agreement dated October 27, 2004 between the Registrant and Kristin R. Nyhof (incorporated herein by reference from Exhibit 10.8 of the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 26, 2004).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
10(43)	—	Employment Agreement dated December 23, 2003 between the Registrant and Benjamin A. Waites (incorporated herein by reference from Exhibit 10.1 of the Registrant’s current report on Form 8-K dated February 9, 2005).
12(1)	—	Computation of Ratio of Earnings to Fixed Charges.
21(1)	—	Subsidiaries of the Company.
23(1)	—	Consent of KPMG LLP.
31(1)	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31(2)	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32(1)	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1).
32(2)	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1).

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

Date: March 1, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

By	/s/ Philip J. Hickey, Jr. Philip J. Hickey, Jr.	March 1, 2007
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By	/s/ W. Douglas Benn W. Douglas Benn	March 1, 2007
Executive Vice President, Finance,
Chief Financial Officer and
Secretary
(Principal Financial Officer)

By	/s/ Benjamin A. Waites Benjamin A. Waites	March 1, 2007
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

By	/s/ Roger L. Boeve Roger L. Boeve	March 1, 2007
Director

By	/s/ Carolyn H. Byrd Carolyn H. Byrd	March 1, 2007
Director

By	/s/ Don L. Chapman Don L. Chapman	March 1, 2007
Director

By	/s/ James D. Dixon James D. Dixon	March 1, 2007
Director

By	/s/ Dick R. Holbrook Dick R. Holbrook	March 1, 2007
Director

Date

By	/s/ Lewis H. Jordan Lewis H. Jordan	March 1, 2007
Director

By	/s/ Eugene I. Lee, Jr. Eugene I. Lee, Jr.	March 1, 2007
President, Chief Operating Officer
and Director

By	/s/ Ronald W. San Martin Ronald W. San Martin	March 1, 2007
Director