Form 10-Q
period 2007-04-01
RARE HOSPITALITY INTERNATIONAL INC
filed 2007-05-11
CIK 883976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended April 1, 2007

Commission file number 0-19924

RARE Hospitality International, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-1498312
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

8215 Roswell Road, Bldg. 600; Atlanta, GA	30350
(Address of principal executive offices)	(Zip Code)

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

Yes ☐      No ☒

As of May 7, 2007, there were 30,753,182 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

Index

Part I - Financial Information	Page

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets as of
April 1, 2007 and December 31, 2006	1

Consolidated Statements of Operations for the
quarters ended April 1, 2007 and April 2, 2006	2

Consolidated Statement of Shareholders’ Equity and Comprehensive
Income for the quarter ended April 1, 2007	3

Condensed Consolidated Statements of Cash Flows
for the quarters ended April 1, 2007 and April 2, 2006	4

Notes to the Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Securities Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

Signatures	13

Part I - Financial Information

Item 1. Consolidated Financial Statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

April 1,	December 31,
Assets	2007	2006

Current assets:

Cash and cash equivalents	$13,759	$31,378
Short-term investments	6,047	6,001
Accounts receivable	15,136	15,663
Inventories	16,476	16,274
Prepaid expenses	5,775	6,872
Deferred income taxes	17,878	16,681
Assets of discontinued operations	31,738	31,939
-------------	-------------
Total current assets	106,809	124,808

Property & equipment, less accumulated depreciation and
amortization of $208,574 in 2007 and $197,959 in 2006	548,990	525,160
Goodwill	19,187	19,187
Deferred income taxes	3,275	--
Other	27,386	26,057
-------------	-------------
Total assets	$705,647	$695,212
========	========

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$30,952	$33,891
Accrued expenses	72,941	89,202
Income taxes payable	6,927	2,953
Current installments of obligations under
capital leases	379	345
Liabilities of discontinued operations	6,291	7,652
-------------	-------------
Total current liabilities	117,490	134,043

Obligations under capital leases, net

of current installments	49,033	41,290
Deferred income taxes	--	1,192
Convertible Senior Notes	125,000	125,000
Other	39,135	32,995
-------------	-------------
Total liabilities	330,658	334,520

Minority interest	1,107	1,044
-------------	-------------

Shareholders’ equity:

Preferred stock – no par value	--	--
Common stock	253,933	247,661
Retained earnings	297,921	284,082
Treasury shares at cost; 5,746 shares in 2007 and 5,567 in 2006	(177,972)	(172,095)
-------------	-------------
Total shareholders’ equity	373,882	359,648
-------------	-------------
Total liabilities and shareholders’ equity	$705,647	$695,212
========	========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

Quarter Ended
April 1,	April 2,
2007	2006
Revenues:
Restaurant sales:
LongHorn Steakhouse	$209,713	$208,006
The Capital Grille	56,058	51,642
Specialty concepts	1,741	2,080
-------------	-------------
Total restaurant sales	267,512	261,728
Franchise revenues	127	133
-------------	-------------
Total revenues	267,639	261,861
-------------	-------------

Costs and expenses:

Cost of restaurant sales	98,037	95,467
Operating expenses - restaurants	117,190	111,859
Depreciation and amortization - restaurants	10,108	9,029
Pre-opening expense - restaurants	2,803	2,614
General and administrative expenses	16,464	17,105
-------------	-------------
Total costs and expenses	244,602	236,074
-------------	-------------
Operating income	23,037	25,787
Interest expense, net	1,535	670
Minority interest	91	95
-------------	-------------
Earnings from continuing operations before income taxes	21,411	25,022
Income tax expense	7,064	8,268
-------------	-------------
Income from continuing operations	14,347	16,754
-------------	-------------

Earnings (loss) from discontinued operations,

net of income taxes	(508)	466
-------------	-------------
Net earnings	$13,839	$17,220
========	========

Basic earnings (loss) per common share:

Continuing operations	$0.48	$0.50
Discontinued operations	(0.02)	0.01
-------------	-------------
$0.46	$0.51
========	========

Diluted earnings (loss) per common share:

Continuing operations	$0.46	$0.49
Discontinued operations	(0.02)	0.01
-------------	-------------
$0.45	$0.50
========	========

Weighted average common shares outstanding (basic)	30,103	33,482
========	========
Weighted average common shares outstanding (diluted)	31,086	34,486
========	========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the quarter ended April 1, 2007

(In thousands, unaudited)

Total
Common Stock	Retained	Treasury	Shareholders’
Shares	Dollars	Earnings	Shares	Equity

Balance, December 31, 2006	36,054	$247,661	$284,082	$(172,095)	$359,648

Net earnings and total comprehensive income	--	--	13,839	--	13,839
Purchase of common stock for treasury	--	--	--	(5,877)	(5,877)
Stock based compensation expense	--	2,656	--	--	2,656

Issuance of shares pursuant to non-vested

stock awards	97	--	--	--	--

Issuance of shares pursuant to exercise of

stock options	165	2,711	--	--	2,711

Tax benefit of stock options exercised and

vesting of awards of non-vested stock	--	905	--	--	905
-------------	---------------	---------------	--------------	---------------
Balance, April 1, 2007	36,316	$253,933	$297,921	$(177,972)	$373,882
========	=========	=========	========	=========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

Quarter Ended

April 1,	April 2,
2007	2006

Cash flows from operating activities:

Net earnings	$13,839	$17,220
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Income) loss from discontinued operations, net of income taxes	508	(466)
Depreciation and amortization	10,615	9,487
Stock-based compensation expense	2,656	2,077
Minority interest	91	95
Deferred tax expense	(1,401)	(4,000)
Sale (purchase) of short-term investments, net	(46)	5,908
Changes in assets and liabilities:
Accounts receivable	527	1,654
Inventories	(202)	(307)
Prepaid expenses	1,097	732
Other assets	(492)	275
Income taxes payable	4,198	10,642
Accounts payable	1,451	(2,070)
Accrued expenses	(19,077)	(9,593)
Other liabilities	1,040	(57)
------------	------------
Net cash provided by operating activities of continuing operations	14,804	31,597
------------	------------
Net cash provided by operating activities of discontinued operations	92	966
------------	------------
Cash flows from investing activities:
Purchase of property and equipment by continuing operations	(26,597)	(27,449)
------------	------------
Purchase of property and equipment by discontinued operations	(94)	(965)
------------	------------

Cash flows from financing activities:

Principal payments on capital leases	(71)	(65)
Tenant incentives received under capital leases	--	785
Distributions to minority partners	(28)	(80)
Decrease in bank overdraft included in accounts
payable and accrued expenses	(3,242)	(5,390)
Purchase of common stock for treasury	(5,877)	--
Proceeds from exercise of stock options	2,711	2,068
Tax benefit from share-based compensation	681	965
------------	------------
Net cash used in financing activities of continuing operations	(5,826)	(1,717)
------------	------------
Net increase (decrease) in cash and cash equivalents	(17,621)	2,432
Cash and cash equivalents at beginning of year	31,437	12,168
------------	------------
Cash and cash equivalents at end of the period	$13,816	$14,600
=======	=======
Cash and cash equivalents of continuing operations at end of the period	$13,759	$14,538
=======	=======
Cash and cash equivalents of discontinued operations at end of the period	$57	$62
=======	=======

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$3,195	$859
=======	=======
Cash paid for interest net of amounts capitalized	$846	$760
=======	=======

Supplemental disclosure of non-cash financing and investing activities:

Assets acquired under capital lease	$7,848	$--
=======	=======

See accompanying notes to consolidated financial statements.

RARE Hospitality International, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of April 1, 2007 and December 31, 2006 and for the quarters ended April 1, 2007 and April 2, 2006 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company records revenue for normal recurring sales upon the performance of services. Revenue from the sale of franchises is recognized as income when substantially all of the Company’s material obligations under the franchise agreement have been performed. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned.

The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four fiscal quarters is typically made up of 13 weeks; however, since fiscal 2006 was a 53-week period, the quarter ended April 2, 2006 contained 14 operating weeks, compared to 13 operating weeks in the quarter ended April 1, 2007.

In the accompanying consolidated financial statements, the results of operations relating to the Bugaboo Creek Steak House business to be divested are presented as discontinued operations. The assets and liabilities of discontinued operations are primarily comprised of fixed assets and accrued liabilities, respectively. Financial results for Bugaboo Creek Steak House for the quarters ended April 1, 2007 and April 2, 2006, were as follows (in thousands):

Fiscal Quarter
--------------------------------------------------------
13 Weeks	14 Weeks
Ended	Ended
April 1,	April 2,
2007	2006
--------------	--------------
Restaurant Sales	$25,712	$30,255
--------------	--------------
Costs and expenses:
Cost of restaurant sales	9,261	11,038
Operating expenses-restaurants	13,863	15,986
Depreciation and amortization-restaurants	--	1,164
Pre-opening expense-restaurants	--	102
General and administrative expenses	1,155	1,270
--------------	--------------
Total costs and expenses	24,279	29,560
--------------	--------------
Earnings before income taxes	1,433	695
Income tax expense	473	229
--------------	--------------
Net earnings before loss on disposal	960	466
Loss on disposal of discontinued operations (net of
tax benefit of $790)	(1,468)	--
--------------	--------------
Net earnings (loss)	$(508)	$466
========	========

Loss from discontinued operations for the first quarter of 2007 includes impairment and termination charges of approximately $2.3 million ($1.5 million, net of tax) which consists of rent termination charges of $1.1 million, accrued employee termination costs of $0.7 million and approximately $0.5 million related to management’s estimate of additional impairment to be realized upon the anticipated divestiture of the Bugaboo Creek Steak House business. In addition to costs already recorded for impairment and termination charges, the Company expects to accrue additional retention bonuses of approximately $0.7 million in the second quarter of 2007. Management anticipates consummation of the sale of the Bugaboo Creek Steak House business in the third quarter of 2007. Unless otherwise noted, discussions and amounts throughout these Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the Company’s continuing operations.

2.	Share-Based Compensation

The Company has various share-based compensation programs, which provide for equity awards, including stock options, restricted stock awards (“non-vested stock awards”) and performance-based restricted stock units. Total share-based compensation expense of approximately $2.7 million and $2.1 million, have been included in the Company’s Consolidated Statements of Operations for the quarters ended April 1, 2007 and April 2, 2006, respectively.

The following table provides information about the common stock that may be issued under all of the Company’s existing equity compensation plans as of April 1, 2007:

Number of Securities To	Weighted Average	Number of Securities
Be Issued Upon Exercise	Price of	Remaining Available
Plan Category	Of Outstanding Awards	Outstanding Awards	for Future Issuance
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Equity compensation	2,531,536	(1)	$28.02	768,735	(6)
plans approved by	571,736	(2)	$14.73	13,354
shareholders	114,312	(3)	$17.91	--
529,332	(4)	$8.25	--
Equity compensation plans
not approved by shareholders	25,250	(5)	$8.39	--
----------------	--------------	-----------------
Total	3,772,166	$22.80	782,089
==========	==========
(1)	RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan.
(2)	RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan.
(3)	Amended and Restated RARE Hospitality International, Inc. 1996 Stock Plan for Outside Directors. No further options may be granted under the terms of this plan.
(4)	LongHorn Steaks, Inc. Amended and Restated 1992 Incentive Plan. No further options may be granted under the terms of this plan.
(5)

These options were granted on the same terms as those under the RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan and were granted at prices which equated to current market value on the date of grant, are generally exercisable after three to five years, and must be exercised within ten years from the date of grant.

(6)	These shares may also be granted as future awards of non-vested stock.

Stock Options

Upon adoption of Statement of Financial Accounting Standards No. 123 (revised) “Share Based Payments” (“SFAS 123R”), the Company elected to continue to use the Black-Scholes option pricing model to calculate the grant-date fair value of option awards. The fair value of options granted during the quarter ended April 1, 2007 and the quarter ended April 2, 2006 were calculated using the following assumptions:

Fiscal Quarters Ended
---------------------------------------------
April 1,	April 2,
2007	2006
---------	---------
Expected life (in years)	4.00	4.00
Expected volatility	29.02%	27.34%
Risk-free interest rate	4.750%	4.375%
Expected dividend yield	0.00%	0.00%

Option activity for the quarter ended April 1, 2007 was as follows:

Weighted-Average
Options	Exercise Price
-----------	-----------------
Outstanding at December 31, 2006	3,565,234	$21.54
Granted	426,223	$31.88
Exercised	(164,776)	$16.45
Forfeited or Cancelled	(54,515)	$30.61
---------------	---------------
Outstanding at April 1, 2007	3,772,166	$22.80
=========

The fair value of options granted in the quarter ended April 1, 2007 was approximately $3.5 million. The fair value of options granted in the quarter ended April 2, 2006 was approximately $5.9 million. Total intrinsic value of options exercised in the quarters ended April 1, 2007 and April 2, 2006 was approximately $2.4 million and $2.9 million, respectively. As of April 1, 2007, the total intrinsic value of options outstanding and options exercisable was approximately $29.7 million and $29.1 million, respectively. Intrinsic value is the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised.

The following table summarizes information concerning outstanding and exercisable options as of April 1, 2007:

Range of Exercise Prices	Options Outstanding	Options Exercisable
------------------------------	-------------------------	------------------------
Options	Life(1)	Price(2)	Options	Price(2)
----------	---------	--------------	----------	--------------
$0.01-$5.00	34,000	0.9	$4.33	34,000	$4.33
$5.01-$10.00	558,794	2.7	$8.41	558,794	$8.41
$10.01-$15.00	448,542	3.8	$14.74	448,542	$14.74
$15.01-$20.00	549,402	5.4	$17.47	549,402	$17.47
$20.01-$25.00	157,388	6.5	$22.21	147,388	$22.03
$25.01-$30.00	611,361	7.5	$27.47	391,928	$27.21
$30.01 or greater	1,412,679	9.0	$31.61	420,313	$31.48
--------------	-------	--------------	--------------	--------------
3,772,166	6.5	$22.80	2,550,367	$18.90
========	========
(1)	Represents the weighted-average remaining contractual life in years.
(2)	Represents the weighted-average exercise price.

Non-vested Stock Awards

Non-vested stock awards as of April 1, 2007 and changes during the quarter ended April 1, 2007 were as follows:

Weighted-Average
Grant Date
Shares	Fair Value
-----------	--------------
Non-vested at December 31, 2006	301,781	$30.17
Granted	97,012	$32.02
Vested	(9,143)	$28.84
Transferred to Treasury	(13,346)	$30.50
Forfeited	(5,083)	$18.02
-----------	------------
Non-vested at April 1, 2007	371,221	$30.84
=======

Total grant date fair value of non-vested stock awards that vested during the quarters ended April 1, 2007 and April 2, 2006 was $264,000 and $579,000, respectively. The total grant date fair value of non-vested stock awards at April 1, 2007 was $11,450,000.

Performance-Based Restricted Stock Units

The total number of performance-based restricted stock units granted in the first quarter of 2007 was 68,749 compared to 71,732 for the first quarter of 2006. The amount expensed for the quarter ended April 1, 2007 was approximately $226,000 compared to $92,000 for the quarter ended April 2, 2006, based upon the number of units granted and management’s estimate of the revenue and adjusted earnings per share to be achieved as compared to the respective targets. Amounts expensed will be periodically adjusted to reflect the most current projection of the achievement of performance goals.

3.	Long-Term Debt

As of April 1, 2007, no borrowings were outstanding under the Company’s $100.0 million revolving credit agreement, and the Company was in compliance with all of its debt covenants. Interest expense is reported net of $242,000 and $173,000 of interest income in the first quarter of 2007 and 2006, respectively. Interest capitalized in the first quarter of 2007 and 2006 was $254,000 and $225,000, respectively.

4.	Income Taxes

Income tax expense on restaurant operations for the first quarter of 2007 has been recorded based on an estimated 33.0% effective tax rate expected to be applicable for the full 2007 fiscal year. The effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) partially offset by state income taxes. The effective tax benefit rate used related to the Bugaboo Creek impairment charge under Statement of Financial Accounting Standards No. 144 is a federal statutory rate of 35%.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits.

As of April 1, 2007, the Company had approximately $4.3 million of unrecognized tax benefits including approximately $1.2 million of interest and penalties, which are included in other long-term liabilities in the Consolidated Balance Sheet. The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate. Any interest and/or penalties associated with uncertain tax positions are recognized as income tax expense.

Management does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations within 12 months of the date of this report. With few exceptions, the Company is no longer subject to federal and state tax examinations for years prior to 2003.

5.	Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

Quarter Ended
-------------------
13 Weeks Ended	14 Weeks Ended
April 1,	April 2,
2007	2006
-----------	-----------
Weighted average number of common shares used in basic calculation	30,103	33,482
Dilutive effect of non-vested stock awards	125	59
Dilutive effect of net shares issuable pursuant to stock option plans	858	945
-----------	-----------
Weighted average number of common shares used in diluted calculation	31,086	34,486
=======	=======
Income from continuing operations	$14,347	$16,754
Income (loss) from discontinued operations, net of income tax	(508)	466
-----------	-----------
Net earnings	$13,839	$17,220
=======	=======
Basic earnings (loss) per common share:
Continuing operations	$0.48	$0.50
Discontinued operations	(0.02)	0.01
-----------	-----------
Net earnings	$0.46	$0.51
=======	=======

Diluted earnings (loss) per common share*:
Continuing operations	$0.46	$0.49
Discontinued operations	(0.02)	0.01
-----------	-----------
Net earnings	$0.45	$0.50
=======	=======

*Per share amounts do not necessarily sum due to rounding.

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share is based upon the weighted average number of common and potential common shares outstanding during the applicable period and includes the dilutive effect of stock options or non-vested stock. The Company uses the treasury stock method to calculate the effect of outstanding shares, which computes total proceeds to the Company as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share.

For the quarters ended April 1, 2007 and April 2, 2006, antidilutive share-based compensation awards for 1,350,000 and 1,027,000 shares, respectively, were excluded from the diluted earnings per share calculation.

6.	Comprehensive Income

For the quarters ended April 1, 2007 and April 2, 2006, there was no difference between the Company’s net earnings and comprehensive income.

Item 2.	Management’s Discussion and Analysis of	Financial Condition and Results of Operations

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits.

Due to the adoption of FIN 48, which required companies to reclassify uncertain tax positions in Income and Other Taxes Payable, other long-term liabilities increased by approximately $4.3 million and the non-current deferred tax asset increased by approximately $1.3 million.

Results of Operations

First quarter 2007 compared to first quarter 2006

Revenue

The Company currently derives all of its revenue from restaurant sales and franchise revenues. Total revenue increased 2.2% to approximately $267.6 million for the first quarter of 2007 compared to approximately $261.9 million for the first quarter of 2006.

The Company’s fiscal year is a 52- or 53-week year, ending on the last Sunday in each calendar year. Each of the four quarters is typically made up of 13 weeks; however, since fiscal 2006 was a 53-week period, the first quarter of 2006 contained 14 weeks. This additional week had an unfavorable effect on the Company’s revenue and operating results for the first quarter of 2007 as compared to the first quarter of 2006.

Same store sales comparisons for each of the Company’s restaurant concepts for the first quarter of 2007 consist of sales at restaurants opened prior to June 27, 2005.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants increased 0.8% to approximately $209.7 million for the first quarter of 2007 compared to approximately $208.0 million for the first quarter of 2006. The increase reflects a 3.8% increase in restaurant operating weeks in the first quarter of 2007 as compared to the same period of the prior year, resulting from an increase in the restaurant base from 246 LongHorn Steakhouse restaurants at the end of the first quarter of 2006 to 274 at the end of the first quarter of 2007. The restaurant operating week increase was negatively impacted by the effect of comparing the 2007 13-week quarter to a 14-week quarter in 2006. Excluding this additional week in 2006, total restaurant operating weeks would have increased by 11.7% in the first quarter of 2007 as compared to the same period in 2006. Average weekly sales for all LongHorn Steakhouse restaurants in the first quarter of 2007 were $59,815, a 2.8% decrease as compared to $61,558 for the first quarter of 2006. Same store sales for the comparable LongHorn Steakhouse restaurants decreased 1.0% in the first quarter of 2007, as compared to the same period in 2006, due to a decrease in guest counts partially offset by an increase in check average.

The Capital Grille:

Sales in The Capital Grille restaurants increased 8.6% to approximately $56.1 million for the first quarter of 2007, compared to approximately $51.6 million for the same period in 2006. The increase reflects a 5.0% increase in restaurant operating weeks in the first quarter of 2007 as compared to the same period of the prior year, resulting from an increase in the restaurant base from 24 The Capital Grille restaurants at the end of the first quarter of 2006 to 27 at the end of the first quarter of 2007. The restaurant operating week increase was negatively impacted by the effect of comparing the 2007 13-week quarter to a 14-week quarter in 2006. Excluding this additional week in 2006, total restaurant operating weeks would have increased by 13.0% in the first quarter of 2007 as compared to the same period in 2006. Average weekly sales for all The Capital Grille restaurants in the first quarter of 2007 were $165,363, a 3.4% increase, as compared to $159,882 for the comparable period in 2006. Same store sales for the comparable The Capital Grille restaurants increased 5.0% in the first quarter of 2007 as compared to the same period in 2006, due primarily to an increase in average check as guest counts were flat to slightly positive.

Franchise Revenue:

Franchise revenues decreased to $127,000 for the first quarter of 2007 from $133,000 for the same period in 2006.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales increased slightly to 36.6% for the first quarter of 2007 from 36.5% for the same period of 2006, primarily due to higher contracted beef costs partially offset by menu price increases. The Company expects its cost of restaurant sales as a percentage of restaurant sales in the second quarter of 2007 to be approximately 0.4% to 0.5% higher than the comparable period of 2006 and 0.3% to 0.4% higher for the third and fourth quarters of 2007 than the comparable quarters of 2006. Many of the food products, other than protein products, purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors, which are outside the control of the Company.

Restaurant operating expenses in the first quarter of 2007 were approximately 1.1% higher, as a percentage of restaurant sales, than in the first quarter of 2006 due to the de-leveraging effect of negative comparable sales in the LongHorn concept, as well as higher self insurance costs and increased labor costs for tipped employees.

Depreciation and amortization - restaurants was approximately 3.8% of restaurant sales in the first quarter of 2007, as compared to 3.4% of restaurant sales in the first quarter of 2006. This increase as a percentage of restaurant sales is the result of the de-leveraging effect of lower comparable sales on this relatively fixed expense and, to a lesser extent, the higher costs of construction on newer restaurants.

Pre-opening expense for the first quarter of 2007 increased to $2.8 million, from $2.6 million, in the same period of the prior year. The amounts charged to pre-opening expense in any period are dependent upon the number of restaurants to be opened and the restaurant concept. The Company opened 10 LongHorn Steakhouse restaurants and one The Capital Grille restaurant in both the first quarter of 2007 and the first quarter of 2006.

General and administrative expenses as a percentage of total revenues decreased to 6.2% for the first quarter of 2007, as compared to 6.5% for the corresponding period of the prior year. This decrease is primarily associated with lower manager trainee expense from improved management retention, lower management bonus accruals in the first quarter of 2007, as compared to the first quarter of 2006, and aggressive management of other general and administrative costs.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income decreased to approximately $23.0 million for the first quarter of 2007 from approximately $25.8 million for the corresponding period of the prior year.

Interest expense, net increased to $1.5 million in the first quarter of 2007 from $0.7 million in the same period of the prior year. The increase in interest expense, net is primarily due to the issuance of $125,000,000 of 2.5% convertible debt in November of 2006 and, to a lesser extent, the interest expense associated with new capital lease obligations and a decrease in the dollar amount of interest income. This decrease in interest income earned on investments was due to a reduction in the average amount invested in 2007, as compared to the prior year.

Minority interest expense decreased to $91,000 for the first quarter of 2007 from $95,000 for the same period of the prior year.

Income tax expense for the first quarter of 2007 was unchanged at 33.0% of earnings before income taxes, based on the effective tax rate expected to be applicable for the full 2007 fiscal year compared to the first quarter of 2006. The Company’s effective income tax rate differs from applying the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits and work opportunity tax credits partially offset by state income taxes.

The net loss from discontinued operations of $0.5 million in the first quarter of 2007 reflects impairment and termination charges of approximately $2.3 million ($1.5 million, net of tax) related to management’s estimate of additional impairment to be realized upon the anticipated divestiture of the Bugaboo Creek Steak House business.

Net income of $13.8 million for the first quarter of 2007, as compared to net income of $17.2 million for the first quarter of 2006, reflects the net effect of the items discussed above.

Outlook for Future Operating Results

The Company expects 2007 diluted earnings per common share in a range of $1.59 to $1.64. This level of earnings per common share assumes same store sales increases for the second quarter of 2007 in a range of 0% to 2% for LongHorn Steakhouse and 3% to 4% for The Capital Grille; same-store sales increases for the second half of 2007 in a range of 0% to 2% for LongHorn and 3% to 4% for Capital Grille; and the projected restaurant openings discussed below.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, the remodeling of existing restaurants and selected acquisitions. During the first quarter of 2007, the Company’s principal sources of working capital were cash provided by operating activities ($14.8 million) and proceeds from the exercise of employee stock options ($2.7 million). For the first quarter of 2007, the principal uses of funds consisted of costs associated with expansion, principally leasehold improvements, equipment, land, and buildings associated with the construction of new restaurants ($26.6 million) and the purchase of common stock for treasury ($5.9 million).

The Company intends to open 32-34 LongHorn Steakhouse restaurants and four The Capital Grille restaurants in fiscal year 2007. The Company estimates that its capital expenditures for fiscal year 2007 will be approximately $120 to $130 million. During the first quarter of 2007, the Company opened 10 LongHorn Steakhouse restaurants and one The Capital Grille restaurant. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100.0 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through the year 2008.

Since substantially all sales in the Company’s restaurants are for cash, and accounts payable are generally due in seven to 30 days, the Company operates with little or negative working capital.

Critical Accounting Policies and Significant Estimates

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Form 10-K for the fiscal year ended December 31, 2006, except as follows:

FIN 48 – The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

For additional information regarding the adoption of FIN 48, see Note 4, Income Taxes to this Quarterly Report on Form 10-Q. For further discussion of the Company’s critical accounting estimates related to income taxes, see the 2006 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of April 1, 2007, the Company had no off-balance sheet arrangements.

Contractual Obligations

The Company’s material contractual obligations are summarized and included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. During the quarter ended April 1, 2007, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2006 10-K.

Forward-Looking Statements

Statements contained in this report concerning liquidity and capital resources and future operating results contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and in addition to the factors discussed elsewhere in this Form 10-Q, other factors that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements include the following: the ability of the Company to close the sale of its Bugaboo Creek Steak House restaurants; failure of facts to conform to necessary management estimates and assumptions regarding financial and operating matters; the Company’s ability to identify and secure suitable locations for new restaurants on acceptable terms, open the anticipated number of new restaurants on time and within budget, achieve anticipated rates of same store sales, hire and train additional restaurant personnel and integrate new restaurants into its operations; the continued implementation of the Company’s business discipline over a large and growing restaurant base; increases in the cost of construction of new restaurants; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; unusual weather patterns or events; changes in customer dining patterns; the impact of any negative publicity or public attitudes related to the consumption of beef or other products sold by the Company; unforeseen increases in commodity pricing; disruption of established sources of product supply or distribution; competitive pressures from other national and regional restaurant chains; legislation affecting the restaurant industry, including (without limitation) minimum wage and mandatory healthcare legislation; business conditions, such as inflation or a recession, or other negative effect on dining patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the restaurant industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and the risks identified from time to time in the Company’s SEC reports, including the Company’s Annual Report on Form 10-K for 2006, quarterly reports on Form 10-Q and its current reports on Form 8-K, registration statements, press releases and other public announcements. Any forward looking statement speaks only as of the date on which it was made, and the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company may be exposed to market risk from changes in interest rates on debt.

As of April 1, 2007, the Company had no borrowings outstanding under its $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 0.50 to 1.25% (the “applicable margin” depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest at the Company’s option. Accordingly, the Company may be exposed to the impact of interest rate movements. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps. The Company currently does not have any interest rate swap agreements.

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At April 1, 2007, the Company had $7.7 million in high-grade overnight repurchase agreements and $6.0 million in short-term investments in the form of federal, state, and municipal bonds. As of April 1, 2007, the Company has classified all short-term investments as trading securities. The market risk on such investments is minimal due to their short-term nature.

Item 4. Controls and Procedures

In accordance with Securities Exchange Act Rule 13a-15, the Company’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in SEC rules and instructions for Form 10-Q. During the Company’s last fiscal quarter, there were no changes in internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There have been no material changes in the status of the Company’s legal proceedings from those described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits Filed.
31.1	--	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	--	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	--	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1).
32.2	--	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1).

(1)	These exhibits are deemed to accompany this report and are not “filed” as part of the report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2007	/s/ W. Douglas Benn
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: May 11, 2007	/s/ Philip J. Hickey, Jr.
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 11, 2007	/s/ W. Douglas Benn
W. Douglas Benn
Executive Vice President, Finance and
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

RULE 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934

AND 18 U.S.C. SECTION 1350

In connection with the quarterly report of RARE Hospitality International, Inc. (the “Registrant”) on Form 10-Q for the quarterly period ended April 1, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip J. Hickey, Jr., Chief Executive Officer of the Registrant, certify, in accordance with Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) The Report, to which this certification is attached as Exhibit 32.1, fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: May 11, 2007	/s/ Philip J. Hickey, Jr.
Philip J. Hickey, Jr.
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

RULE 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934

AND 18 U.S.C. SECTION 1350

In connection with the quarterly report of RARE Hospitality International, Inc. (the “Registrant”) on Form 10-Q for the quarterly period ended April 1, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, W. Douglas Benn, Executive Vice President, Finance and Chief Financial Officer of the Registrant, certify, in accordance with Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) The Report, to which this certification is attached as Exhibit 32.1, fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: May 11, 2007	/s/ W. Douglas Benn
W. Douglas Benn
Executive Vice President, Finance and
Chief Financial Officer