Form 10-Q
period 2007-07-01
RARE HOSPITALITY INTERNATIONAL INC
filed 2007-08-09
CIK 883976

____________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended July 1, 2007

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

Yes ☐     No ☒

As of August 7, 2007, there were 30,607,330 shares of common stock of the Registrant outstanding.

RARE Hospitality International, Inc. and Subsidiaries

Index

Part I - Financial Information	Page

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets as of
July 1, 2007 and December 31, 2006	1

Consolidated Statements of Operations for the
quarters and six months ended July 1, 2007 and July 2, 2006	2

Consolidated Statement of Shareholders’ Equity and Comprehensive
Income for the six months ended July 1, 2007	3

Condensed Consolidated Statements of Cash Flows
for the six months ended July 1, 2007 and July 2, 2006	4

Notes to the Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	13

Part II - Other Information

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Securities Holders	13

Item 5. Other Information	14

Item 6. Exhibits	14

Signatures	14

Part I - Financial Information

Item 1. Consolidated Financial Statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

July 1,	December 31,
Assets	2007	2006
Current assets:
Cash and cash equivalents	$31,239	$31,378
Short-term investments	5,915	6,001
Accounts receivable	13,762	15,663
Inventories	16,907	16,274
Prepaid expenses	6,401	6,872
Refundable income taxes	10,295	--
Deferred income taxes	9,015	16,681
Assets of discontinued operations	--	31,939
-------------	-------------
Total current assets	93,534	124,808

Property & equipment, less accumulated depreciation and
amortization of $217,579 in 2007 and $197,959 in 2006	569,913	525,160
Goodwill	19,187	19,187
Deferred income taxes	3,759	--
Other	28,591	26,057
-------------	-------------
Total assets	$714,984	$695,212
========	========

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$32,981	$33,891
Accrued expenses	70,701	89,202
Income taxes payable	--	2,953
Current installments of obligations under
capital leases	421	345
Liabilities of discontinued operations	2,086	7,652
-------------	-------------
Total current liabilities	106,189	134,043

Obligations under capital leases, net

of current installments	54,496	41,290
Deferred income taxes	--	1,192
Convertible Senior Notes	125,000	125,000
Other	41,567	32,995
-------------	-------------
Total liabilities	327,252	334,520

Minority interest	1,047	1,044
-------------	-------------

Shareholders’ equity:

Preferred stock – no par value	--	--
Common stock	256,573	247,661
Retained earnings	308,084	284,082
Treasury shares at cost; 5,749 shares in 2007 and 5,567 in 2006	(177,972)	(172,095)
-------------	-------------
Total shareholders’ equity	386,685	359,648
-------------	-------------
Total liabilities and shareholders’ equity	$714,984	$695,212
========	========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

Quarter Ended	Six Months Ended
-------------------	------------------------
13 Wks Ended	26 Wks Ended	27 Wks Ended
July 1,	July 2,	July 1,	July 2,
2007	2006	2007	2006
---------	---------	---------	---------

Revenues:

Restaurant sales:

LongHorn Steakhouse	$210,309	$187,478	$420,022	$395,484
The Capital Grille	56,686	47,408	112,744	99,050
Specialty concepts	2,047	2,097	3,788	4,177
-------------	-------------	-------------	-------------
Total restaurant sales	269,042	236,983	536,554	498,711
Franchise revenues	127	142	254	275
-------------	-------------	-------------	-------------
Total revenues	269,169	237,125	536,808	498,986
-------------	-------------	-------------	-------------

Costs and expenses:

Cost of restaurant sales	98,988	86,125	197,025	181,592
Operating expenses - restaurants	120,490	103,999	237,680	215,858
Depreciation and amortization - restaurants	10,681	8,718	20,789	17,747
Pre-opening expense - restaurants	2,448	1,928	5,251	4,542
General and administrative expenses	15,806	16,128	32,270	33,233
-------------	-------------	-------------	-------------
Total costs and expenses	248,413	216,898	493,015	452,972
-------------	-------------	-------------	-------------

Operating income	20,756	20,227	43,793	46,014
Interest expense, net	1,787	425	3,322	1,095
Minority interest	23	30	114	125
-------------	-------------	-------------	-------------
Earnings from continuing operations
before income taxes	18,946	19,772	40,357	44,794
Income tax expense	6,203	6,533	13,267	14,801
-------------	-------------	-------------	-------------
Income from continuing operations	12,743	13,239	27,090	29,993
-------------	-------------	-------------	-------------

Earnings (loss) from discontinued operations,

net of income taxes	(2,580)	170	(3,088)	636
-------------	-------------	-------------	-------------
Net earnings	$10,163	$13,409	$24,002	$30,629
========	========	========	========

Basic earnings (loss) per common share:

Continuing operations	$0.42	$0.39	$0.90	$0.89
Discontinued operations	(0.09)	0.01	(0.10)	0.02
========	========	========	========
$0.34	$0.40	$0.80	$0.91
========	========	========	========

Diluted earnings (loss) per common share:

Continuing operations	$0.41	$0.38	$0.87	$0.87
Discontinued operations	(0.08)	0.00	(0.10)	0.02
========	========	========	========
$0.33	$0.39	$0.77	$0.89
========	========	========	========

Weighted average common shares outstanding (basic)	30,225	33,650	30,171	33,571
========	========	========	========
Weighted average common shares outstanding (diluted)	31,083	34,605	31,082	34,543
========	========	========	========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

For the Six Months ended July 1, 2007

(In thousands, unaudited)

Total
Common Stock	Retained	Treasury	Shareholders’
Shares	Dollars	Earnings	Shares	Equity
---------	-----------	-------------	--------------	---------------
Balance, December 31, 2006	36,054	$247,661	$284,082	$(172,095)	$359,648
Net earnings and total comprehensive income	--	--	24,002	--	24,002
Purchase of common stock for treasury	--	--	--	(5,877)	(5,877)
Stock based compensation expense	--	4,829	--	--	4,829

Issuance of shares pursuant to non-vested

stock awards	111	--	--	--	--
Forfeiture of non-vested stock awards	(11)	(317)	--	--	(317)

Issuance of shares pursuant to exercise of

stock options	203	3,307	--	--	3,307

Tax benefit of stock options exercised and

vesting of awards of non-vested stock	--	1,093	--	--	1,093
-------------	---------------	---------------	--------------	---------------
Balance, July 1, 2007	36,357	$256,573	$308,084	$(177,972)	$386,685
========	=========	=========	========	=========

See accompanying notes to consolidated financial statements

RARE Hospitality International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

Six months Ended
--------------------------
July 1,	July 2,
2007	2006
26 Wks Ended	27 Wks Ended
------------	------------

Cash flows from operating activities:

Net earnings	$24,002	$30,629
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Income) loss from discontinued operations, net of income taxes	3,088	(636)
Depreciation and amortization	21,800	18,619
Stock-based compensation expense	4,829	4,359
Minority interest	114	125
Deferred tax expense (income)	7,227	(3,875)
Sale of short-term investments, net	86	37
Changes in assets and liabilities:
Accounts receivable	1,901	3,213
Inventories	(634)	(466)
Prepaid expenses	471	129
Other assets	(782)	(230)
Income taxes payable	(13,248)	2,279
Accounts payable	1,467	(4,653)
Accrued expenses	(16,511)	(16,468)
Other liabilities	2,402	(113)
------------	------------
Net cash provided by operating activities of continuing operations	36,212	32,949
------------	------------
Net cash (used in) provided by operating activities of discontinued
operations	(12)	3,840
------------	------------
Cash flows from investing activities:
Purchase of property and equipment by continuing operations	(53,117)	(45,448)
------------	------------
Net cash used by investing activities of continuing operations	(53,117)	(45,448)
------------	------------
Proceeds from the sale of discontinued operations	24,334	--
Purchase of property and equipment by discontinued operations	(94)	(3,842)
------------	------------
Net cash provided by (used in) investing activities of discontinued
operations	24,240	(3,842)
------------	------------

Cash flows from financing activities:

Principal payments on capital leases	(154)	(132)
Distributions to minority partners	(111)	(177)
Forfeiture of restricted stock	(317)	--
Increase (decrease) in bank overdraft included in accounts
payable and accrued expenses	(5,462)	3,759
Purchase of common stock for treasury	(5,877)	--
Proceeds from exercise of stock options	3,307	3,816
Tax benefit from share-based compensation	1,093	2,073
------------	------------
Net cash (used in) provided by financing activities of continuing
operations	(7,521)	9,339
------------	------------
Net decrease in cash and cash equivalents	(198)	(3,162)
Cash and cash equivalents at beginning of year	31,437	12,168
------------	------------
Cash and cash equivalents at end of the period	$31,239	$9,006
=======	=======
Cash and cash equivalents of continuing operations at end of the period	$31,239	$8,947
=======	=======
Cash and cash equivalents of discontinued operations at end of the period	$--	$59
=======	=======

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$15,993	$14,747
=======	=======
Cash paid for interest net of amounts capitalized	$3,400	$1,452
=======	=======

Supplemental disclosure of non-cash financing and investing activities:

Assets acquired under capital lease	$13,436	$--
=======	=======

See accompanying notes to consolidated financial statements.

RARE Hospitality International, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Basis of Presentation

The consolidated financial statements of RARE Hospitality International, Inc. and subsidiaries (the “Company”) as of July 1, 2007 and December 31, 2006 and for the quarters ended July 1, 2007 and July 2, 2006 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company records revenue for normal recurring sales upon the performance of services. Revenue from the sale of franchises is recognized as income when substantially all of the Company’s material obligations under the franchise agreement have been performed. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned.

The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four fiscal quarters is typically made up of 13 weeks; however, since fiscal 2006 was a 53-week period, the first quarter of 2006 contained 14 operating weeks compared to 13 operating weeks in the first quarter of 2007 and the first six months of 2006 contained 27 weeks compared to 26 in the first six months of 2007.

The Company completed the sale of the Bugaboo Creek Steak House business on June 21, 2007. In the accompanying consolidated financial statements, the results of operations relating to the Bugaboo Creek Steak House business are presented as discontinued operations. The assets and liabilities of discontinued operations are primarily comprised of fixed assets and accrued liabilities, respectively. Financial results for Bugaboo Creek Steak House for the quarters and six months ended July 1, 2007 and July 2, 2006, were as follows (in thousands):

Fiscal Quarter	Six Months
-------------------------------------	-------------------------------------
13 Weeks	13 Weeks	26 Weeks	27 Weeks
Ended	Ended	Ended	Ended
July 1,	July 2,	July 1,	July 2,
2007	2006	2007	2006
--------------	--------------	--------------	--------------
Restaurant sales	$21,076	$27,025	$46,788	$57,280
--------------	--------------	--------------	--------------
Costs and expenses:
Cost of restaurant sales	7,680	9,853	16,941	20,891
Operating expenses-restaurants	11,749	14,477	25,612	30,463
Depreciation and amortization-restaurants	--	1,086	--	2,250
Pre-opening expense-restaurants	--	161	--	263
General and administrative expenses	842	1,195	1,997	2,465
--------------	--------------	--------------	--------------
Total costs and expenses	20,271	26,772	44,550	56,332
--------------	--------------	--------------	--------------
Earnings before income taxes	805	253	2,238	948
Income tax expense	103	83	576	312
--------------	--------------	--------------	--------------
Net earnings before loss on disposal	702	170	1,662	636
Loss on disposal of discontinued operations (net of
tax benefit of $1,767 and $2,557 for the quarter
and six months, respectively)	(3,282)	--	(4,750)	--
--------------	--------------	--------------	--------------
Net earnings (loss)	$(2,580)	$170	$(3,088)	$636
========	========	========	========

Loss from discontinued operations for the 26 weeks ended July 1, 2007 includes impairment and termination charges of approximately $7.3 million ($4.75 million, net of tax) which consists of rent termination charges of $1.1 million, accrued employee termination costs of $1.4 million and approximately $4.8 million related to additional impairment realized upon the divestiture of the Bugaboo Creek Steak House business. Unless otherwise noted, discussions and amounts throughout these Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to the Company’s continuing operations.

2.     Share-Based Compensation

The Company has various share-based compensation programs, which provide for equity awards, including stock options, restricted stock awards (“non-vested stock awards”) and performance-based restricted stock units. Total share-based compensation expense of approximately $2.2 million and $2.3 million, have been included in the Company’s Consolidated Statements of Operations for the quarters ended July 1, 2007 and July 2, 2006, respectively. Total share-based compensation expense of approximately $4.8 million and $4.4 million, have been included in the Company’s Consolidated Statements of Operations for the six months ended July 1, 2007 and July 2, 2006, respectively.

The following table provides information about the common stock that may be issued under all of the Company’s existing equity compensation plans as of July 1, 2007:

Number of Securities to	Weighted Average	Number of Securities
Be Issued Upon Exercise	Price of	Remaining Available
Plan Category	Of Outstanding Awards	Outstanding Awards	for Future Issuance
-----------------------------------------------------------------------------------------------------------------------------------------------------------------
Equity compensation	2,476,401	(1)	$28.08	1,193,465	(6)
plans approved by	561,386	(2)	$14.73	13,354
shareholders	114,312	(3)	$17.91	--
526,932	(4)	$8.26	--
Equity compensation plans
not approved by shareholders	21,750	(5)	$8.43	--
----------------	--------------	----------------
Total	3,700,781	$22.80	1,206,819
==========	==========

(1)	RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan.
(2)	RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan.
(3)	Amended and Restated RARE Hospitality International, Inc. 1996 Stock Plan for Outside Directors. No further options may be granted under the terms of this plan.
(4)	LongHorn Steaks, Inc. Amended and Restated 1992 Incentive Plan. No further options may be granted under the terms of this plan.
(5)

These options were granted on the same terms as those under the RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan and were granted at prices which equated to current market value on the date of grant, are generally exercisable after three to five years, and must be exercised within ten years from the date of grant.

(6)	743,465 of these shares may also be granted as future awards of non-vested stock.

Stock Options

Upon adoption of Statement of Financial Accounting Standards No. 123 (revised) “Share Based Payments” (“SFAS 123R”), the Company elected to continue the use of the Black-Scholes option pricing model to calculate the grant-date fair value of option awards. The fair value of options granted during the first six months of fiscal 2007 and fiscal 2006 were calculated using the following assumptions:

Fiscal Quarters Ended
---------------------------------------------------------------------------------
July 1,	July 2,	April 1,	April 2,
2007	2006	2007	2006
---------	---------	---------	---------
Expected life (in years)	4.00	4.00	4.00	4.00
Expected volatility	28.79%	26.59%	29.02%	27.34%
Risk-free interest rate	4.500%	4.750%	4.750%	4.375%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Option activity for the six months ended July 1, 2007 was as follows:

Weighted-Average
Options	Exercise Price
-----------	-----------------
Outstanding at December 31, 2006	3,565,234	$21.54
Granted	440,129	$31.85
Exercised	(202,944)	$16.32
Forfeited or Cancelled	(101,638)	$30.56
---------------	---------------
Outstanding at July 1, 2007	3,700,781	$22.80
=========

The fair value of options granted in the quarter and six months ended July 1, 2007 was approximately $108,000 and $3.6 million, respectively. The fair value of options granted in the quarter and six months ended July 2, 2006 was approximately $98,000 and $6.0 million, respectively. Total intrinsic value of options exercised in the quarters ended July 1, 2007 and July 2, 2006 was approximately $491,000 and $2.5 million, respectively. Total intrinsic value of options exercised in the six months ended July 1, 2007 and July 2, 2006 was approximately $2.8 million and $5.4 million, respectively. As of July 1, 2007, the total intrinsic value of options outstanding and options exercisable was approximately $21.9 million for each. Intrinsic value is the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised.

The following table summarizes information concerning outstanding and exercisable options as of July 1, 2007:

Range of Exercise Prices	Options Outstanding	Options Exercisable
------------------------------	-------------------------	------------------------
Options	Life(1)	Price(2)	Options	Price(2)
----------	---------	--------------	----------	--------------
$0.01-$5.00	34,000	0.6	$4.33	34,000	$4.33
$5.01-$10.00	552,894	2.4	$8.41	552,894	$8.41
$10.01-$15.00	438,192	3.5	$14.73	438,192	$14.73
$15.01-$20.00	529,838	5.1	$17.46	529,838	$17.46
$20.01-$25.00	155,354	6.3	$22.22	145,354	$22.03
$25.01-$30.00	599,798	6.9	$27.46	433,217	$27.24
$30.01 or greater	1,390,705	8.7	$31.61	420,633	$31.49
--------------	-------	--------------	--------------	--------------
3,700,781	6.1	$22.80	2,554,128	$19.09
========	========
(1)	Represents the weighted-average remaining contractual life in years.
(2)	Represents the weighted-average exercise price.

Non-vested Stock Awards

Non-vested stock awards as of July 1, 2007 and changes during the six months ended July 1, 2007 were as follows:

Weighted-Average
Grant Date
Shares	Fair Value
-----------	----------------
Non-vested at December 31, 2006	301,780	$30.17
Granted	111,441	$31.77
Vested	(21,487)	$27.41
Transferred to Treasury	(16,393)	$30.19
Forfeited	(16,634)	$27.07
-----------	------------
Non-vested at July 1, 2007	358,707	$30.98
=======

Total grant date fair value of non-vested stock awards that vested during the six months ended July 1, 2007 and July 2, 2006 was $589,000 and $374,000, respectively. The total grant date fair value of non-vested stock awards at July 1, 2007 was $11,112,000.

Performance-Based Restricted Stock Units

The total number of performance-based restricted stock units granted in the first six months of 2007 was 68,749 compared to 71,732 for the first six months of 2006. Amounts expensed under this plan are periodically adjusted to reflect the most current projection of management’s estimate of the revenue and adjusted earnings per share to be achieved as compared to the respective targets. In the second quarter of 2007, the expense accrual was reduced based upon updated revenue and adjusted earnings per share projections resulting in net credits for the quarter and six months ended July 1, 2007 of approximately ($245,000) and ($18,000), respectively, compared to expense of $137,000 and $229,000, respectively for the quarter and six months ended July 2, 2006.

3.     Long-Term Debt

As of July 1, 2007, no borrowings were outstanding under the Company’s $100.0 million revolving credit agreement, and the Company was in compliance with all of its debt covenants. Interest expense is reported net of $191,000 and $129,000 of interest income for the second quarter of 2007 and 2006, respectively, and $433,000 and $302,000 for the first six months of 2007 and 2006, respectively. Interest capitalized in the second quarter of 2007 and 2006 was $189,000 and $255,000, respectively, and was $443,000 and $480,000 for the first six months of 2007 and 2006, respectively.

4.     Income Taxes

Income tax expense on continuing restaurant operations for the first six months of 2007 has been recorded based on an estimated 32.44% effective tax rate expected to be applicable for the full 2007 fiscal year plus a valuation allowance of $175,000 related to certain tax benefits recorded in the prior year for Bugaboo Creek that will not be realized. The effective income tax rate differs from the statutory federal income tax rate of 35% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) partially offset by state income taxes. The effective tax benefit rate used related to the Bugaboo Creek impairment charge under Statement of Financial Accounting Standards No. 144 is the federal statutory rate of 35%.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits.

As of July 1, 2007, the Company had approximately $4.6 million of unrecognized tax benefits including approximately $1.3 million of interest and penalties, which are included in other long-term liabilities in the Consolidated Balance Sheet. The ending balance of unrecognized tax benefits increased during the second quarter of 2007 from approximately $4.3 million (including approximately $1.2 million of interest and penalties) as of April 1, 2007. The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate. Any interest and/or penalties associated with uncertain tax positions are recognized as income tax expense.

Management does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations within 12 months from the date of this Form 10-Q. With few exceptions, the Company is no longer subject to federal and state tax examinations for years prior to 2003.

5.     Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

Quarter Ended	Six Months Ended
------------------------------------	------------------------------------
13 Wks Ended	26 Wks Ended	27 Wks Ended
July 1,	July 2,	July 1,	July 2,
2007	2006	2007	2006
-----------	-----------	-----------	-----------
Weighted average number of common shares
used in basic calculation	30,225	33,650	30,171	33,571
Dilutive effect of non-vested stock awards	100	72	104	65
Dilutive effect of net shares issuable pursuant
to stock option plans	758	883	807	907
-----------	-----------	-----------	-----------
Weighted average number of common shares
used in diluted calculation	31,083	34,605	31,082	34,543
=======	=======	=======	=======
Income from continuing operations	$12,743	$13,239	$27,090	$29,993
Income (loss) from discontinued operations,
net of income tax	(2,580)	170	(3,088)	636
-----------	-----------	-----------	-----------
Net earnings	$10,163	$13,409	$24,002	$30,629
=======	=======	=======	=======
Basic earnings (loss) per common share:
Continuing operations	$0.42	$0.39	$0.90	$0.89
Discontinued operations	(0.09)	0.01	(0.10)	0.02
-----------	-----------	-----------	-----------
Net earnings	$0.34	$0.40	$0.80	$0.91
=======	=======	=======	=======

Diluted earnings (loss) per common share*:
Continuing operations	$0.41	$0.38	$0.87	$0.87
Discontinued operations	(0.08)	0.00	(0.10)	0.02
-----------	-----------	-----------	-----------
Net earnings	$0.33	$0.39	$0.77	$0.89
=======	=======	=======	=======

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

For the quarter and six months ended July 1, 2007, antidilutive share-based compensation awards for 1,475,705 and 1,354,000 shares, respectively, were excluded from the diluted earnings per share calculation. For the quarter and six months ended July 2, 2006, antidilutive share-based compensation awards for 1,005,773 shares were excluded from the diluted earnings per share calculation. The common shares that would be issued if the Convertible Senior Notes were converted are antidilutive.

6.     Comprehensive Income

For the quarters and six months ended July 1, 2007 and July 2, 2006, there was no difference between the Company’s net earnings and comprehensive income.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits.

Due to the adoption of FIN 48, which required companies to reclassify uncertain tax positions in Income and Other Taxes Payable, other long-term liabilities increased by approximately $4.3 million and the non-current deferred tax asset increased by approximately $1.3 million.

Results of Operations

Second quarter 2007 compared to second quarter 2006 and the first six months of 2007 compared to the first six months of 2006

Revenue

The Company currently derives all of its revenue from restaurant sales and franchise revenues. Total revenue increased 13.5% to $269.2 million and 7.6% to $536.8 million for the quarter and six months ended July 1, 2007, respectively, as compared to the same periods of the prior fiscal year.

The Company’s fiscal year is a 52- or 53-week year, ending on the last Sunday in each calendar year. Each of the four quarters is typically made up of 13 weeks; however, since fiscal 2006 was a 53-week period, the first quarter of 2006 contained 14 weeks compared to 13 weeks in the first quarter of 2007 and the first six months of 2006 contained 27 weeks compared to 26 in the first six months of 2007. This additional week had an unfavorable effect on the Company’s revenue and operating results for the first six months of 2007 as compared to the first six months of 2006.

Same store sales comparisons for each of the Company’s restaurant concepts for the second quarter of 2007 consist of sales at restaurants opened prior to September 25, 2005.

LongHorn Steakhouse:

Sales in the LongHorn Steakhouse restaurants for the quarter and six months ended July 1, 2007 increased 12.2% and 6.2%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects a 11.5% and 7.6% increase in restaurant operating weeks in the quarter and six months ended July 1, 2007, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 253 LongHorn Steakhouse restaurants at the end of the second quarter of 2006 to 282 at the end of the second quarter of 2007. The restaurant operating week increase was negatively impacted for the first six months of 2007 by the effect of a 14-week first quarter in 2006. Excluding this additional week in 2006, total restaurant operating weeks for the six months ended July 1, 2007 would have increased by 11.6% as compared to the same period in 2006. Average weekly sales for all LongHorn Steakhouse restaurants in the second quarter of 2007 were $58,048, a 0.6% increase from the comparable period in 2006. Average weekly sales for all LongHorn Steakhouse restaurants in the first six months of 2007 decreased by 1.3% over the comparable period in 2006. Same store sales for the comparable LongHorn Steakhouse restaurants increased 1.1% in the second quarter of 2007 as compared to the same period in 2006 due to an increase in average check partially offset by a decrease in guest counts.

The Capital Grille:

Sales in The Capital Grille restaurants for the quarter and six months ended July 1, 2007, increased 19.6% and 13.8%, respectively, as compared to the same periods of the prior fiscal year. The increase reflects a 15.4% and 10.1% increase in restaurant operating weeks for the quarter and six months ended July 1, 2007, respectively, as compared to the same periods of the prior fiscal year, resulting from an increase in the restaurant base from 24 The Capital Grille restaurants at the end of the second quarter 2006 to 28 restaurants at the end of the second quarter of 2007. The restaurant operating week increase was negatively impacted for the first six months of 2007 by the effect of a 14-week first quarter in 2006. Excluding this additional week in 2006, total restaurant operating weeks for the six months ended July 1, 2007 would have increased by 14.2% as compared to the same period in 2006. Average weekly sales for all The Capital Grille restaurants in the second quarter of 2007 were $157,462, a 3.6% increase from the comparable period in 2006. Average weekly sales for all The Capital Grille restaurants in the first six months of 2007 increased by 3.4% over the comparable period in 2006. Same store sales for comparable The Capital Grille restaurants increased 6.9% in the second quarter of 2007 due to an increase in average check and, to a lesser extent, an increase in guest counts.

Franchise Revenue:

Franchise revenues decreased to $127,000 for the second quarter and decreased to $254,000 for the first six months of 2007, from $142,000 and $275,000, respectively, for the same periods of the prior fiscal year due to a decrease in sales for the Company’s four franchised restaurants in Puerto Rico.

Costs and Expenses

Cost of restaurant sales as a percentage of restaurant sales increased to 36.8% for the second quarter of 2007, from 36.3% for the second quarter of 2006, and increased to 36.7% for the first six months of 2007 as compared to 36.4% during the same period of 2006. Cost of restaurant sales reflects the continued impact of higher contracted beef costs, as well as, to a lesser extent, higher seafood costs. The Company is under fixed price contracts with respect to approximately 75% of its protein products into early 2008, with the remaining 25% under short-term agreements. The Company expects its cost of restaurant sales as a percentage of restaurant sales in the third and fourth quarters to be 0.2% to 0.3% and 0.4% to 0.5% higher, respectively, than the comparable quarters of 2006. Many of the food products purchased by the Company, other than protein products, are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors, outside the control of the Company.

Restaurant operating expenses in the quarter and six months ended July 1, 2007, were approximately 0.9% and 1.0% higher, respectively, as a percentage of restaurant sales, than in the quarter and six months ended July 2, 2006 due to the lack of leverage from the modestly positive comparable sales in the LongHorn concept on fixed and semi-fixed costs, including labor, as well as higher self insurance costs in the first half of 2007.

Depreciation and amortization - restaurants was approximately 4.0% of restaurant sales in the second quarter of 2007, as compared to 3.7% of restaurant sales in the second quarter of 2006, and 3.9% for the six months ended July 1, 2007, compared to 3.6% for the six months ended July 2, 2006. This increase as a percentage of restaurant sales is the result of the higher costs of construction on newer restaurants and, to a lesser extent the lack of leverage from the modestly positive comparable sales in the LongHorn concept on this relatively fixed expense.

Pre-opening expense for the second quarter of 2007 increased to $2.4 million, from $1.9 million in the same period of the prior year. Pre-opening expense for the six months ended July 1, 2007 increased to $5.3 million from $4.5 million for the six months ended July 2, 2006. The amounts charged to pre-opening expense in any period are dependent upon the number of restaurants to be opened and the restaurant concept. The Company opened eight LongHorn Steakhouse restaurants and one The Capital Grille restaurant in the second quarter of 2007, compared to seven LongHorn Steakhouse restaurants in the second quarter of 2006.

General and administrative expenses as a percentage of total revenues decreased to 5.9% for the second quarter of 2007 as compared to 6.8% for the corresponding period of the prior year and decreased to 6.0% for the first six months of 2007 from 6.7% for the same period of 2006. This decrease is primarily associated with lower manager trainee expense from improved management retention, lower management bonus accruals in the first six months of 2007, as compared to the first six months of 2006, and aggressive management of other general and administrative costs.

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income increased to approximately $20.8 million for the second quarter of 2007 and decreased to $43.8 million for the first six months of 2007, as compared to $20.2 million and $46.0 million, respectively, for the corresponding periods of the prior year.

Interest expense, net increased to $1.8 million in the second quarter of 2007 and to $3.3 million for the first six months of 2007, from $425,000 and $1.1 million during the same periods of the prior year. The increase in interest expense, net is primarily due to the issuance of $125.0 million of 2.5% convertible debt in November of 2006 and, to a lesser extent, the interest expense associated with new capital lease obligations.

Minority interest expense decreased to $23,000 and $114,000 for the second quarter and first six months of 2007, respectively, from $30,000 and $125,000 for the same periods of the prior year.

Income tax expense for the second quarter and first six months of 2007 was 32.7% and 32.9% of earnings before income taxes, respectively, based on an estimated 32.44% effective tax rate expected to be applicable for the full 2007 fiscal year plus a valuation allowance of $175,000 related to certain tax benefits recorded in the prior year for Bugaboo Creek that will not be realized. The effective income tax rates for the periods in 2007 compare to an effective tax rate of 33.0% for both the second quarter and first six months of 2006. The Company’s effective income tax rate differs from the statutory federal income tax rate of 35% to pre-tax income, primarily due to employee FICA tip tax credits and work opportunity tax credits partially offset by state income taxes.

The net loss from discontinued operations of $2.6 million in the second quarter of 2007 reflects impairment and termination charges of approximately $5.0 million ($3.3 million, net of tax) related to the impairment realized upon the divestiture of the Bugaboo Creek Steak House business.

Net earnings decreased to $10.2 million for the second quarter of 2007 from net earnings of $13.4 million for the second quarter of 2006, and decreased to $24.0 million for the six months ended July 1, 2007 from $30.6 million for the six months ended July 2, 2006, reflecting the net effect of the items discussed above.

Outlook for Future Operating Results

The Company expects 2007 diluted earnings per common share for continuing operations in a range of $1.51 to $1.58 which includes the negative impact of a valuation allowance related to the Bugaboo Creek concept which is expected to total $0.01 per diluted share for fiscal 2007. This level of earnings per common share assumes (i) same store sales increases for the third quarter of 2007 in a range of 0% to 2% for LongHorn Steakhouse and 3% to 4% for The Capital Grille; same-store sales increases for the second half of 2007 in a range of 0% to 2% for LongHorn and 3% to 4% for Capital Grille and (ii) the projected restaurant openings discussed below.

Liquidity and Capital Resources:

The Company requires capital primarily for the development of new restaurants, the remodeling of existing restaurants and selected acquisitions. During the first six months of 2007, the Company’s principal sources of working capital were cash provided by operating activities ($36.2 million), proceeds from the sale of Bugaboo Creek Steak House ($24.3 million) and proceeds from the exercise of employee stock options ($3.3 million). For the first six months of 2007, the principal uses of funds consisted of costs associated with expansion, principally leasehold improvements, equipment, land, and buildings associated with the construction of new restaurants ($53.1 million) and the purchase of common stock for treasury ($5.9 million).

The Company intends to open 32-34 LongHorn Steakhouse restaurants and four The Capital Grille restaurants in fiscal year 2007. The Company estimates that its capital expenditures for fiscal year 2007 will be approximately $120 to $130 million. During the second quarter of 2007, the Company opened eight LongHorn Steakhouse restaurants and one The Capital Grille restaurant. Management believes that available cash, cash provided by operations, and available borrowings under the Company’s $100.0 million revolving credit facility will provide sufficient funds to finance the Company’s expansion plans through the year 2008.

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

FIN 48 – The Company accounts for uncertain tax positions in accordance with FIN 48 an interpretation of SFAS 109. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

For additional information regarding the adoption of FIN 48, see Note 4, Income Taxes to this Quarterly Report on Form 10-Q. For further discussion of the Company’s critical accounting estimates related to income taxes, see the 2006 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of July 1, 2007, the Company had no off-balance sheet arrangements.

Contractual Obligations

The Company’s material contractual obligations are summarized and included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. During the quarter ended July 1, 2007, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2006 10-K.

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

As of July 1, 2007, the Company had no borrowings outstanding under its $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 0.50 to 1.25% (the “applicable margin” depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest at the Company’s option. Accordingly, the Company may be exposed to the impact of interest rate movements. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps. The Company currently does not have any interest rate swap agreements.

Investment Portfolio

The Company invests portions of its excess cash, if any, in highly liquid investments. At July 1, 2007, the Company had $26.6 million in high-grade overnight repurchase agreements and $5.9 million in short-term investments in the form of federal, state, and municipal bonds. As of July 1, 2007, the Company has classified all short-term investments as trading securities. The market risk on such investments is minimal due to their short-term nature.

Item 4. Controls and Procedures

In accordance with Securities Exchange Act Rule 13a-15, the Company’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in SEC rules and instructions for Form 10-Q. During the Company’s last fiscal quarter, there were no changes in internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

The 2007 Annual Meeting of Shareholders of the Company was held on May 8, 2007, at which the following proposals were voted upon by the shareholders: (i) election of three Class III directors to serve until the 2010 Annual Meeting of Shareholders; (ii) approval of amendments to the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan to increase the number of shares of common stock available for stock option awards by 450,000 shares; and (iii) ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm to serve for fiscal year ending December 30, 2007. Holders of 32,761,472 shares of the Company’s common stock were entitled to vote at the meeting. The shareholders elected three Class III directors with a term expiring at the 2010 Annual Meeting of Shareholders. As to each of the following named individuals, the holders of the indicated number of shares of the Company’s common stock voted for his election, and the holders of the indicated number of shares withheld authority to vote for election. There were no broker non-votes.

Shares
Shares	Withholding
Voting For:	Authority:
-------------------	-------------------
Eugene I. Lee, Jr.	31,287,690	1,473,746
Ronald W. San Martin	31,232,065	1,529,371
James D. Dixon	30,983,880	1,777,556

Roger L. Boeve, Don L. Chapman, Lewis H. Jordan, Carolyn H. Byrd, Philip J. Hickey, Jr., and Dick R. Holbrook continued their terms as directors. The amendment to the RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan was approved as follows: 21,396,924 shares voted in favor of the amendment; 6,338,373 shares voted against the amendment; 32,959 shares abstained; and there were no broker non-votes. The selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 30, 2007 was ratified as follows: 31,151,830 shares voted in favor of ratification; 1,592,545 shares voted against ratification; 17,097 shares abstained; and there were no broker non-votes.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits Filed.

10.1	--	Purchase agreement by and among RARE Hospitality International, Inc., Bugaboo Creek Acquisition, LLC,
and solely with respect to their obligations pursuant to Articles X, XII and XIII (including Section 13.18), CB
Holding Corp. and Charlie Brown’s Acquisition Corp., dated as of February 27, 2008 (incorporated herein by reference to the Registrant’s current report on Form 8-K dated February 27, 2007).
10.2	--	Amendment No. 1 to Purchase agreement by and among RARE Hospitality International, Inc., Bugaboo
Creek Acquisition, LLC, and solely with respect to their obligations pursuant to Articles X, XII and XIII
(including Section 13.18), CB Holding Corp. and Charlie Brown’s Acquisition Corp., dated as of February
27, 2008 (incorporated herein by reference to the Registrant’s current report on Form 8-K dated February 27,
2007).
10.3	--	RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Hospitality Plan
(incorporated herein by reference from Exhibit 99.1 of the Registrant’s current report on Form 8-K dated
May 8, 2007).
31.1	--	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	--	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	--	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002. (1).
32.2	--	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002. (1).

(1)	These exhibits are deemed to accompany this report and are not “filed” as part of the report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2007	/s/ W. Douglas Benn
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 9, 2007	/s/ Philip J. Hickey, Jr.
Philip J. Hickey, Jr.
Chairman of the Board and
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, W Douglas Benn, certify that:

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 9, 2007	/s/ W Douglas Benn
W Douglas Benn
Executive Vice President, Finance and
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

RULE 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934

AND 18 U.S.C. SECTION 1350

In connection with the quarterly report of RARE Hospitality International, Inc. (the “Registrant”) on Form 10-Q for the quarterly period ended July 1, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip J. Hickey, Jr., Chief Executive Officer of the Registrant, certify, in accordance with Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) The Report, to which this certification is attached as Exhibit 32.1, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: August 9, 2007	/s/ Philip J. Hickey, Jr.
Philip J. Hickey, Jr.
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

RULE 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934

AND 18 U.S.C. SECTION 1350

In connection with the quarterly report of RARE Hospitality International, Inc. (the “Registrant”) on Form 10-Q for the quarterly period ended July 1, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, W. Douglas Benn, Executive Vice President, Finance and Chief Financial Officer of the Registrant, certify, in accordance with Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) The Report, to which this certification is attached as Exhibit 32.1, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: August 9, 2007	/s/ W. Douglas Benn
W. Douglas Benn
Executive Vice President, Finance and
Chief Financial Officer