Form 10-Q
period 2007-09-30
RARE HOSPITALITY INTERNATIONAL INC
filed 2007-11-09
CIK 883976

____________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (as defined in Rule 12b-2 of the Exchange Act).

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of November 8, 2007, there were 100 shares of common stock of the Registrant outstanding, all of which are owned by Darden Restaurants, Inc. pursuant to the merger of the Registrant and Surf & Turf Merger Corp., a wholly owned subsidiary of Darden Restaurants, Inc., as more fully described herein.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RARE Hospitality International, Inc. and Subsidiaries

Index

Part I - Financial Information	Page

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets as of

September 30, 2007 and December 31, 2006	1

Consolidated Statements of Operations for the

quarters and nine months ended September 30, 2007

and October 1, 2006	2

Consolidated Statement of Shareholders’ Equity and Comprehensive

Income for the nine months ended September 30, 2007	3

Condensed Consolidated Statements of Cash Flows

for the nine months ended September 30, 2007 and October 1, 2006	4

Notes to the Consolidated Financial Statements	5

Item 2. Management’s Narrative Analysis of Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk*	15

Item 4. Controls and Procedures	15

Part II - Other Information

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds*	19

Item 3. Defaults Upon Senior Securities*	19

Item 4. Submission of Matters to a Vote of Securities Holders*	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

*Information called for in such Item was omitted pursuant to General Instruction H (2) of Form 10-Q

PART I - FINANICAL INFORMATION

Item 1. Consolidated Financial Statements

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

September 30,	December 31,
Assets	2007	2006

Current assets:

Cash and cash equivalents	$31,471	$31,378
Short-term investments	6,263	6,001
Accounts receivable	15,385	15,663
Inventories	17,100	16,274
Prepaid expenses	7,550	6,872
Refundable income taxes	17,172	--
Deferred income taxes	11,284	16,681
Assets of discontinued operations	--	31,939
-------------	-------------
Total current assets	106,225	124,808

Property & equipment, less accumulated depreciation and

amortization of $217,579 in 2007 and $197,959 in 2006	582,476	525,160
Goodwill	19,187	19,187
Deferred income taxes	3,394	--
Other	28,280	26,057
-------------	-------------
Total assets	$739,562	$695,212
========	========

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$26,965	$33,891
Accrued expenses	78,216	89,202
Income taxes payable	--	2,953
Current installments of obligations under
capital leases	417	345
Liabilities of discontinued operations	--	7,652
-------------	-------------
Total current liabilities	105,598	134,043

Obligations under capital leases, net

of current installments	52,617	41,290
Deferred income taxes	--	1,192
Convertible Senior Notes	125,000	125,000
Other	40,901	32,995
-------------	-------------
Total liabilities	324,116	334,520

Minority interest	1,008	1,044
-------------	-------------

Shareholders’ equity:

Preferred stock – no par value	--	--
Common stock	281,225	247,661
Retained earnings	311,524	284,082
Treasury shares at cost; 5,757 shares in 2007 and 5,567 in 2006	(178,311)	(172,095)
-------------	-------------
Total shareholders’ equity	414,438	359,648
-------------	-------------
Total liabilities and shareholders’ equity	$739,562	$695,212
========	========

See accompanying notes to consolidated financial statements.

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

Quarter Ended	Nine Months Ended
-------------------	--------------------------
13 Wks Ended	39 Wks Ended	40 Wks Ended
Sept 30,	Oct 1,	Sept 30,	Oct 1,
2007	2006	2007	2006
---------	---------	---------	---------

Revenues:

Restaurant sales:
LongHorn Steakhouse	$201,215	$180,414	$621,237	$575,898
The Capital Grille	51,933	45,473	164,677	144,523
Specialty concepts	1,997	2,007	5,785	6,184
-------------	-------------	-------------	-------------
Total restaurant sales	255,145	227,894	791,699	726,605
Franchise revenues	119	165	373	440
-------------	-------------	-------------	-------------
Total revenues	255,264	228,059	792,072	727,045
-------------	-------------	-------------	-------------

Costs and expenses:

Cost of restaurant sales	92,804	84,055	289,829	265,647
Operating expenses - restaurants	119,135	104,973	356,815	320,831
Depreciation and amortization - restaurants	10,894	9,108	31,683	26,855
Pre-opening expense - restaurants	2,457	2,627	7,708	7,169
Provision for asset impairments, restaurant closings,
and other charges	7,518	4,946	7,518	4,946
General and administrative expenses	18,249	15,278	50,519	48,511
-------------	-------------	-------------	-------------
Total costs and expenses	251,057	220,987	744,072	673,959
-------------	-------------	-------------	-------------

Operating income	4,207	7,072	48,000	53,086
Interest expense, net	1,320	674	4,642	1,769
Minority interest	(10)	(23)	104	102
-------------	-------------	-------------	-------------
Earnings from continuing operations
before income taxes	2,897	6,421	43,254	51,215
Income tax expense (benefit)	(543)	1,870	12,724	16,671
-------------	-------------	-------------	-------------
Income from continuing operations	3,440	4,551	30,530	34,544
-------------	-------------	-------------	-------------

Loss from discontinued operations,

net of income taxes	--	(8,050)	(3,088)	(7,414)
-------------	-------------	-------------	-------------
Net earnings (loss)	$3,440	$(3,499)	$27,442	$27,130
========	========	========	========

Basic earnings (loss) per common share:

Continuing operations	$0.11	$0.13	$1.01	$1.03
Discontinued operations	--	(0.24)	(0.10)	(0.22)
========	========	========	========
$0.11	$(0.10)	$0.91	$0.81
========	========	========	========

Diluted earnings (loss) per common share:

Continuing operations	$0.11	$0.13	$0.98	$1.00
Discontinued operations	--	(0.23)	(0.10)	(0.21)
========	========	========	========
$0.11	$(0.10)	$0.88	$0.78
========	========	========	========

Weighted average common shares outstanding (basic)	30,356	33,729	30,239	33,624
========	========	========	========
Weighted average common shares outstanding (diluted)	31,325	34,586	31,191	34,593
========	========	========	========

See accompanying notes to consolidated financial statements.

RARE Hospitality International, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

(In thousands)

(unaudited)

Total
Common Stock	Retained	Treasury	Shareholders’
Shares	Dollars	Earnings	Shares	Equity
---------	-----------	-------------	--------------	---------------
Balance, December 31, 2006	36,054	$247,661	$284,082	$(172,095)	$359,648

Net earnings and total comprehensive income	--	--	27,442	--	27,442
Purchase of common stock for treasury	--	--	--	(6,216)	(6,216)
Stock-based compensation expense	--	7,449	--	--	7,449

Issuance of shares pursuant to non-vested

stock awards	129	--	--	--	--
Forfeiture of non-vested stock awards	(37)	(317)	--	--	(317)

Issuance of shares pursuant to exercise of

stock options	1,173	16,441	--	--	16,441

Tax benefit of stock options exercised and

vesting of awards of non-vested stock	--	9,991	--	--	9,991
-------------	---------------	---------------	--------------	---------------
Balance, September 30, 2007	37,319	$281,225	$311,524	$(178,311)	$414,438
========	=========	=========	========	=========

See accompanying notes to consolidated financial statements.

RARE Hospitality International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

Nine months Ended
--------------------------
Sept 30, 2007	Oct 1, 2006
39 Wks Ended	40 Wks Ended
------------	------------

Cash flows from operating activities:

Net earnings	$27,442	$27,130
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	3,088	7,414
Depreciation and amortization	33,204	28,071
Stock-based compensation expense	7,132	6,670
Provision for asset impairments, restaurant closings and other charges	7,518	4,946
Minority interest	104	102
Deferred tax expense (income)	3,525	(9,114)
Purchase of short-term investments, net	(262)	(25)
Changes in assets and liabilities:
Accounts receivable	278	663
Inventories	(826)	(1,181)
Prepaid expenses	(678)	(1,039)
Other assets	(531)	808
Income taxes (payable)/refundable	(20,125)	3,349
Accounts payable	(2,670)	(2,541)
Accrued expenses	(14,526)	(4,947)
Other liabilities	3,500	(206)
------------	------------
Net cash provided by operating activities of continuing operations	46,173	60,100
------------	------------
Net cash (used in) provided by operating activities
of discontinued operations	(12)	4,394
------------	------------
Cash flows from investing activities:
Purchase of property and equipment by continuing operations	(86,417)	(75,739)
------------	------------
Net cash used by investing activities of continuing operations	(86,417)	(75,739)
------------	------------
Proceeds from the sale of discontinued operations	24,334	--
Purchase of property and equipment by discontinued operations	(94)	(4,396)
------------	------------
Net cash provided by (used in) investing activities
of discontinued operations	24,240	(4,396)
------------	------------

Cash flows from financing activities:

Principal payments on capital leases	(222)	(170)
Distributions to minority partners	(140)	(244)
Decrease in bank overdraft included in
accounts payable and accrued expenses	(3,804)	(1,537)
Purchase of common stock for treasury	(6,216)	--
Proceeds from exercise of stock options	16,441	4,570
Tenant incentives received under capital leases	--	1,720
Tax benefit from share-based compensation	9,991	2,184
------------	------------
Net cash provided by financing activities of continuing operations	16,050	6,523
------------	------------
Net increase (decrease) in cash and cash equivalents	34	(9,118)
Cash and cash equivalents at beginning of year	31,437	12,168
------------	------------
Cash and cash equivalents at end of the period	$31,471	$3,050
=======	=======
Cash and cash equivalents of continuing operations at end of the period	$31,471	$2,991
=======	=======
Cash and cash equivalents of discontinued operations at end of the period	$--	$59
=======	=======

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$16,777	$16,234
=======	=======
Cash paid for interest net of amounts capitalized	$4,364	$2,254
=======	=======

Supplemental disclosure of non-cash financing and investing activities:

Assets acquired under capital lease	$11,621	$--
=======	=======

See accompanying notes to consolidated financial statements.

RARE Hospitality International, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Significant Business Developments - The Tender Offer and Merger

RARE Hospitality International, Inc., a Georgia corporation (“RARE,” and together with its subsidiaries, “we”, “our”, “us” or the “Company”) owns and operates casual dining restaurants in the United States and franchises four restaurants in Puerto Rico under the trade names LongHorn Steakhouse® and The Capital Grille®, and also owns and operates two additional specialty restaurants.

On October 1, 2007, Darden Restaurants, Inc., a Florida corporation (“Darden”) completed its acquisition of all of the outstanding shares of RARE common stock, no par value per share (the “Shares”) pursuant to the Agreement and Plan of Merger, dated as of August 16, 2007 (the “Merger Agreement”), by and among RARE, Darden, and Surf & Turf Merger Corp., a Georgia corporation and wholly owned subsidiary of Darden (“Mergerco”). Darden’s acquisition of the Shares was structured as a two-step transaction, with a cash tender offer by Mergerco for the Shares at a price of $38.15 per Share (“Tender Offer”), followed by the merger of Mergerco with and into RARE, with RARE becoming the surviving corporation and a wholly owned subsidiary of Darden (“Merger”). The initial offering period of the Tender Offer expired at 12:00 midnight, New York City time, at the end of Friday, September 28, 2007, and the Merger was completed on October 1, 2007, pursuant to the Merger Agreement. In the Merger, each Share was cancelled and (except for (i) Shares held by stockholders properly exercising dissenters’ rights under the Georgia Business Corporation Code, (ii) Shares held in the treasury of RARE or owned by Darden, Mergerco or any other wholly owned subsidiary of Darden or RARE, or (iii) restricted Shares that are converted into restricted shares of Darden) converted into the right to receive $38.15 per Share in cash, without interest. As a result of the Merger, effective as of the close of trading on October 1, 2007, the Shares ceased trading on the NASDAQ.

2.	Basis of Presentation

The consolidated financial statements of the Company as of September 30, 2007 and December 31, 2006 and for the 13-week and 39-week periods ended September 30, 2007 and the 13-week and 40-week periods ended October 1, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company records revenue for normal recurring sales upon the performance of services. Revenue from the sale of franchises is recognized as income when substantially all of the Company’s material obligations under the franchise agreement have been performed. Continuing royalties, which are a percentage of net sales of franchised restaurants, are accrued as income when earned.

The Company’s fiscal year is a 52- or 53-week year ending on the last Sunday in each calendar year. Each of the four fiscal quarters is typically made up of 13 weeks. However, since fiscal 2006 was a 53-week period, the first quarter of 2006 contained 14 operating weeks compared to 13 operating weeks in the first quarter of 2007 and the first nine months of 2006 contained 40 weeks compared to 39 weeks in the first nine months of 2007. The 13-week periods ended September 30, 2007 and October 1, 2006 are herein referred to as the quarter ended September 30, 2007 and the quarter ended October 1, 2006, respectively. The 39-week period ended September 30, 2007 and the 40-week period ended October 1, 2006 are herein referred to as the nine months ended September 30, 2007 and the nine months ended October 1, 2006, respectively.

The Company completed the sale of the Bugaboo Creek Steak House business on June 21, 2007. In the accompanying consolidated financial statements, the results of operations relating to the Bugaboo Creek Steak House business are presented as discontinued operations. The assets and liabilities of discontinued operations are primarily comprised of fixed assets and accrued liabilities, respectively. Financial results for the Bugaboo Creek Steak House business for the quarters and nine months ended September 30, 2007 and October 1, 2006, were as follows (in thousands):

Fiscal Quarter	Nine Months
-------------------------------------	-------------------------------------
13 Weeks	13 Weeks	39 Weeks	40 Weeks
Ended	Ended	Ended	Ended
Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
2007	2006	2007	2006
--------------	--------------	--------------	--------------
Restaurant sales	$--	$26,010	$46,788	$83,290
--------------	--------------	--------------	--------------

Costs and expenses:

Cost of restaurant sales	--	9,698	16,941	30,589
Operating expenses-restaurants	--	14,300	25,612	44,763
Depreciation and amortization-restaurants	--	1,125	--	3,375
Pre-opening expense-restaurants	--	--	--	263
General and administrative expenses	--	987	1,997	3,452
--------------	--------------	--------------	--------------
Total costs and expenses	--	26,110	44,550	82,442
--------------	--------------	--------------	--------------
Earnings before income taxes	--	(100)	2,238	848
Income tax expense	--	(32)	576	280
--------------	--------------	--------------	--------------
Net earnings (loss) before loss on disposal	--	(68)	1,662	568

Loss on disposal of discontinued operations (net of a

tax benefit of $4,298 for the 13 weeks and 40 weeks
ended October 1, 2006 and $2,557 for the 39 weeks
ended September 30, 2007)	--	(7,982)	(4,750)	(7,982)
--------------	--------------	--------------	--------------
Net loss	$--	$(8,050)	$(3,088)	$(7,414)
========	========	========	========

Loss from discontinued operations for the nine months ended September 30, 2007 includes impairment and termination charges of approximately $7.3 million ($4.8 million, net of tax) which consists of rent termination charges of $1.1 million, accrued employee termination costs of $1.4 million and approximately $4.8 million related to additional impairment realized upon the divestiture of the Bugaboo Creek Steak House business. Unless otherwise noted, discussions and amounts throughout these Notes to Consolidated Financial Statements and Management’s Narrative Analysis of Results of Operations relate to the Company’s continuing operations.

3.	Share-Based Compensation

The Company has various share-based compensation programs, which provide for equity awards, including stock options, restricted stock awards (“non-vested stock awards”) and performance-based restricted stock units. Total share-based compensation expense of approximately $2.6 million and $2.3 million has been included in the Company’s Consolidated Statements of Operations for the quarters ended September 30, 2007 and October 1, 2006, respectively. Total share-based compensation expense of approximately $7.1 million and $6.7 million has been included in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2007 and October 1, 2006, respectively. Upon completion of the Merger, all Company stock options, shares of restricted stock, and performance-based restricted stock units outstanding were automatically converted into interests in, or rights to acquire, Darden common stock.

The following table provides information about the common stock that may be issued under all of the Company’s existing equity compensation plans as of September 30, 2007:

Number of Securities To	Weighted Average	Number of Securities
Be Issued Upon Exercise	Price Of	Remaining Available
Plan Category	Of Outstanding Awards	Outstanding Awards	For Future Issuance

------------------------------------------------------------------------------------------------------------------------------------------------------

Equity compensation	2,304,655	(1)	$28.00	1,219,479	(6)
plans approved by	374,106	(2)	$14.85	14,854
shareholders	21,500	(3)	$21.37	--
2,492	(4)	$8.11	--

Equity compensation plans

not approved by shareholders	5,000	(5)	$8.11	--
----------------	--------------	----------------
Total	2,707,753	$26.07	1,234,333
==========	==========

(1)	RARE Hospitality International, Inc. Amended and Restated 2002 Long-Term Incentive Plan.
(2)	RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan.
(3)	Amended and Restated RARE Hospitality International, Inc. 1996 Stock Plan for Outside Directors. No further options may be granted under the terms of this plan.
(4)	LongHorn Steaks, Inc. Amended and Restated 1992 Incentive Plan. No further options may be granted under the terms of this plan.
(5)

These options were granted on the same terms as those under the RARE Hospitality International, Inc. 1997 Long-Term Incentive Plan and were granted at prices which equated to current market value on the date of grant, are generally exercisable after three to five years, and must be exercised within ten years from the date of grant.

(6)	769,479 of these shares may also be granted as future awards of non-vested stock.

Stock Options

Upon adoption of Statement of Financial Accounting Standards No. 123 (revised) “Share Based Payments” (“SFAS 123R”), the Company elected to continue the use of the Black-Scholes option pricing model to calculate the grant-date fair value of option awards. The fair value of options granted during the nine months ended September 30, 2007 and October 1, 2006 was calculated using the following assumptions:

Fiscal Quarters Ended
-----------------------------------------------------------------------------------------
Sept. 30,	Oct. 1,	July 1,	July 2,	April 1,	April 2,
2007	2006	2007	2006	2007	2006
---------	---------	---------	---------	---------	---------
Expected life (in years)	4.00	4.00	4.00	4.00	4.00	4.00
Expected volatility	28.52%	26.22%	28.79%	26.59%	29.02%	27.34%
Risk-free interest rate	4.880%	5.125%	4.500%	4.750%	4.750%	4.375%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Option activity for the nine months ended September 30, 2007 was as follows:

Weighted-Average
Options	Exercise Price
-----------	-----------------
Outstanding at December 31, 2006	3,565,234	$21.54
Granted	441,661	$31.82
Exercised	(1,172,476)	$14.03
Forfeited or cancelled	(126,666)	$30.55
---------------	---------------
Outstanding at September 30, 2007	2,707,753	$26.07
=========

The fair value of options granted in the quarter and nine months ended September 30, 2007 was approximately $17,000 and $3.6 million, respectively. The fair value of options granted in the quarter and nine months ended October 1, 2006 was approximately $227,000 and $6.2 million, respectively. Total intrinsic value of options exercised in the quarters ended September 30, 2007 and October 1, 2006 was approximately $1.1 million and $290,000, respectively. Total intrinsic value of options exercised in the nine months ended September 30, 2007 and October 1, 2006 was approximately $3.9 million and $5.7 million, respectively. As of September 30, 2007, the total intrinsic value of options outstanding and options exercisable was approximately $25.9 million and $32.7 million, respectively. Intrinsic value is the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of options exercised.

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2007:

Range of Exercise Prices	Options Outstanding	Options Exercisable
------------------------------	-------------------------	------------------------
Options	Life(1)	Price(2)	Options	Price(2)
----------	---------	------------	----------	--------------

$5.01-$10.00	8,017	2.1	$8.00	8,017	$8.00
$10.01-$15.00	360,787	3.3	$14.76	360,787	$14.76
$15.01-$20.00	374,391	5.0	$17.94	374,391	$17.94
$20.01-$25.00	150,836	6.1	$22.23	145,836	$22.14
$25.01-$30.00	530,413	7.0	$27.48	443,796	$27.21
$30.01 or greater	1,283,309	8.5	$31.61	367,834	$31.51
--------------	-------	--------------	--------------	--------------
2,707,753	6.9	$26.07	1,700,651	$22.93
=========	========

(1)	Represents the weighted-average remaining contractual life in years.
(2)	Represents the weighted-average exercise price.

Non-vested Stock Awards

Non-vested stock awards as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

Weighted-Average
Grant Date
Shares	Fair Value
-----------	--------------
Non-vested stock awards at December 31, 2006	301,780	$30.17
Granted	111,441	$31.77
Vested	(21,487)	$27.41
Transferred to treasury	(16,393)	$30.19
Forfeited	(16,634)	$27.07
-----------	------------
Non-vested stock awards at September 30, 2007	358,707	$30.98
=======

Total grant date fair value of non-vested stock awards that vested during the nine months ended September 30, 2007 and October 1, 2006 was $855,000 and $1.0 million, respectively. The total grant date fair value of non-vested stock awards at September 30, 2007 was $10,562,000.

Performance-Based Restricted Stock Units

The total number of performance-based restricted stock units granted in the first nine months of 2007 was 68,749 compared to 71,732 granted in the first nine months of 2006. The amounts expensed for the quarter and nine months ended September 30, 2007 were approximately $146,000 and $128,000, respectively, compared to $137,000 and $367,000, respectively, for the quarter and nine months ended October 1, 2006, based upon the number of units granted and management’s estimate of the revenue and adjusted earnings per share to be achieved as compared to the respective targets. Amounts expensed will be periodically adjusted to reflect the most current projection of the achievement of performance goals.

4.	Long-Term Debt

As of September 30, 2007, no borrowings were outstanding under the Company’s $100.0 million revolving credit agreement, and the Company was in compliance with all of its debt covenants. Interest expense is reported net of $534,000 and $110,000 of interest income for the quarters ended September 30, 2007 and October 1, 2006, respectively, and $967,000 and $411,000 for the nine months ended September 30, 2007 and October 1, 2006, respectively. Interest capitalized in the quarters ended September 30, 2007 and October 1, 2006 was $325,000 and $183,000, respectively, and was $769,000 and $664,000 for the nine months ended September 30, 2007 and October 1, 2006, respectively.

In March 2007, the Company completed the public registration of the $125.0 million aggregate principal amount of 2.5% Convertible Senior Notes due 2026 (“Notes”). The Notes were initially issued and sold by the Company on November 22, 2006 in an offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company subsequently registered the Notes and the Company common stock into which they were convertible in certain circumstances for resale pursuant to a registration statement on a Form S-3 that was declared effective on March 29, 2007 (“Form S-3”). The Notes are governed by an Indenture, dated as of November 22, 2006 (Indenture”), between the Company and The Bank of New York Trust Company, as trustee (the “Trustee”). The Company also entered into a Registration Rights Agreement, dated as of November 22, 2006 (“Registration Rights Agreement”), with the initial purchases of the Notes (“Initial Purchasers”) for whom Wachovia Capital Markets, LLC acted as the representative (“Representative”), which provided certain additional rights to the Initial Purchasers with respect to the Notes. As provided in the Merger Agreement, on August 31, 2007, the Company began soliciting the consents of the holders of the Notes to amend the Indenture to eliminate certain covenants, and to amend the Registration Rights Agreement to permit the Company to terminate it for any reason without the further consent of or notice to the Initial Purchasers. Having obtained the requisite consents and satisfied the other conditions of the consent solicitation, the Company and the Trustee entered into a First Supplemental Indenture dated October 1, 2007 (“Supplemental Indenture”), to eliminate certain covenants that, among other things, required the Company to provide certain information to the holders of the Notes. Also as a result of the successful consent solicitation, on October 1, 2007, the Company and the Representative entered into Amendment to the Registration Rights Agreement, and the Company terminated that Agreement. As a result, the Company is no longer contractually required to provide SEC reports to the holders of the Notes or the Trustee, or to maintain the effectiveness of the Form S-3. On October 18, 2007, the Company filed a post-effective amendment to the Form S-3 to remove from registration any unsold Notes remaining under that filing.

Prior to completion of the Tender Offer, the Company issued a notice to the holders of the Notes notifying the holders of their right to convert their Notes into the cash value of a pre-determined number of shares of Company common stock based on a formula set forth in the Indenture and valued at $38.15 cash for each share. The notice informed the Noteholders of the Tender Offer and the impending Merger and subsequent delisting of the Company’s common stock from the NASDAQ, each of which was a “Fundamental Change” as set forth in the Indenture. The Noteholders’ right to convert their Notes is exercisable for 30 business days following the occurrence of the last Fundamental Change and expires on November 26, 2007. As of November 7, 2007, there remained only $23,886,000 aggregate principal amount of Notes outstanding held by five holders of record. These Notes remain obligations of the Company subject to the terms of the Indenture, as amended by the Supplemental Indenture, and are no longer convertible into Company common stock.

5.	Provision for Asset Impairment, Restaurant Closings and Other Charges

The provision for asset impairments, restaurant closings and other charges of approximately $7.5 million ($4.6 million, net of tax) in the quarter ended September 30, 2007 consisted of the write-down of asset values for nine LongHorn Steakhouse restaurants. The impairment for all of these restaurants related to forecasts by management that indicate that the investment for each of these restaurants would not be fully recovered by anticipated future cash flows. The impairment charge for each of these restaurants represents the difference between the estimated fair value, using discounted estimated cash flows, and the carrying value.

6.	Income Taxes

Income tax expense on continuing restaurant operations for the nine months ended September 30, 2007 has been recorded based on the estimated effective tax rate expected to be applicable for the period prior to the acquisition by Darden. The effective income tax rate differs from the statutory federal income tax rate of 35% applicable to pre-tax earnings primarily due to (i) employee FICA tip tax credits (a reduction in income tax expense), partially offset by state income taxes and (ii) the favorable resolution of prior year income tax matters, partially offset by a valuation allowance of $175,000 related to certain tax benefits recorded in the prior year for the Bugaboo Creek Steak House business that will not be realized. The effective tax benefit rate used related to the Bugaboo Creek Steak House business impairment charge under Statement of Financial Accounting Standards No. 144 is the federal statutory rate of 35%.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits.

As of September 30, 2007, the Company had approximately $2.9 million of unrecognized tax benefits, including approximately $1.0 million of interest and penalties, which are included in other long-term liabilities in the Consolidated Balance Sheet. The ending balance of unrecognized tax benefits of approximately $2.9 million represents a decrease during the quarter ended September 30, 2007 from approximately $4.6 million (including approximately $1.3 million of interest and penalties) as of July 1, 2007. The entire balance of unrecognized tax benefits, if recognized, would affect the effective tax rate. Any interest or penalties associated with uncertain tax positions are recognized as income tax expense.

Management does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations within 12 months from the date of this Form 10-Q. With few exceptions, the Company is no longer subject to federal and state tax examinations for years prior to 2004.

7.	Earnings Per Share

A reconciliation of the common share components for the basic and diluted earnings (loss) per common share calculations follows (in thousands, except per share amounts):

Quarter Ended	Nine Months Ended
------------------------------------	------------------------------------
13 Wks Ended	39 Wks Ended	40 Wks Ended
Sept 30,	Oct 1,	Sept 30,	Oct 1,
2007	2006	2007	2006
-----------	-----------	-----------	-----------

Weighted average number of common shares

used in basic calculation	30,356	33,729	30,239	33,624
Dilutive effect of non-vested stock awards	163	57	148	64

Dilutive effect of net shares issuable pursuant

to stock option plans	806	800	804	905
-----------	-----------	-----------	-----------

Weighted average number of common shares

used in diluted calculation	31,325	34,586	31,191	34,593
=======	=======	=======	=======
Income from continuing operations	$3,440	$4,551	$30,530	$34,544

Loss from discontinued operations, net of income tax	--	(8,050)	(3,088)	(7,414)
-----------	-----------	-----------	-----------
Net earnings (loss)	$3,440	$(3,499)	$27,442	$27,130
=======	=======	=======	=======

Basic earnings (loss) per common share*:

Continuing operations	$0.11	$0.13	$1.01	$1.03
Discontinued operations	--	(0.24)	(0.10)	(0.22)
-----------	-----------	-----------	-----------
Net earnings (loss)	$0.11	$(0.10)	$0.91	$0.81
=======	=======	=======	=======

Diluted earnings (loss) per common share*:

Continuing operations	$0.11	$0.13	$0.98	$1.00
Discontinued operations	--	(0.23)	(0.10)	(0.21)
-----------	-----------	-----------	-----------
Net earnings (loss)	$0.11	$(0.10)	$0.88	$0.78
=======	=======	=======	=======

Basic earnings (loss) per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted earnings (loss) per common share is based upon the weighted average number of common and potential common shares outstanding during the applicable period and includes the dilutive effect of stock options or non-vested stock. The Company uses the treasury stock method to calculate the effect of outstanding shares, which computes total proceeds to the Company as the sum of (i) the amount the employee must pay upon exercise of the award, (ii) the amount of unearned share-based compensation costs attributed to future services and (iii) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share.

For the quarter and nine months ended September 30, 2007, antidilutive share-based compensation awards for 10,000 and 1,230,000 shares, respectively, were excluded from the diluted earnings per share calculation. For the quarter and nine months ended October 1, 2006, antidilutive share-based compensation awards for 1,167,000 and 1,047,000 shares, respectively, were excluded from the diluted earnings per share calculation. The common shares that would be issued if the Company’s 2.5% Convertible Senior Notes were converted are antidilutive.

8.	Comprehensive Income

For the quarters and nine months ended September 30, 2007 and October 1, 2006, there was no difference between the Company’s net earnings and comprehensive income.

Item 2.	Management’s Narrative Analysis of Results of Operations

Significant Business Developments

The Tender Offer and Merger

On October 1, 2007, Darden Restaurants, Inc., a Florida corporation (“Darden”) completed its acquisition of all of the outstanding shares of common stock, no par value per share (the “Shares”) of RARE Hospitality International, Inc., a Georgia corporation (“RARE,” and together with its subsidiaries, the “Company”), pursuant to the Agreement and Plan of Merger, dated as of August 16, 2007 (the “Merger Agreement”), by and among RARE, Darden, and Surf & Turf Merger Corp., a Georgia corporation and wholly owned subsidiary of Darden (“Mergerco”). Darden’s acquisition of the Shares was structured as a two-step transaction, with a cash tender offer by Mergerco for the Shares at a price of $38.15 per Share (“Tender Offer”), followed by the merger of Mergerco with and into RARE, with RARE becoming the surviving corporation and a wholly owned subsidiary of Darden (“Merger”). The initial offering period of the Tender Offer expired at 12:00 midnight, New York City time, at the end of Friday, September 28, 2007, and the Merger was completed on October 1, 2007, pursuant to the Merger Agreement. In the Merger, each Share was cancelled and (except for (i) Shares held by stockholders properly exercising dissenters’ rights under the Georgia Business Corporation Code, (ii) Shares held in the treasury of RARE or owned by Darden, Mergerco or any other wholly owned subsidiary of Darden or RARE, or (iii) restricted Shares that are converted into restricted shares of Darden) converted into the right to receive $38.15 per Share in cash, without interest. As a result of the Merger, effective as of the close of trading on October 1, 2007, the Shares ceased trading on the NASDAQ.

Results of Operations

Quarter ended September 30, 2007 compared to the quarter ended October 1, 2006 and the nine months ended September 30, 2007 compared to the nine months ended October 1, 2006

Revenue

The Company currently derives all of its revenue from restaurant sales and franchise revenues. Total revenue increased 11.9% to $255.3 million and 8.9% to $792.1 million for the quarter and nine months ended September 30, 2007, respectively, as compared to the quarter and nine months ended October 1, 2006.

Same store sales comparisons for each of the Company’s restaurant concepts for the quarter ended September 30, 2007 consist of sales at restaurants opened prior to December 25, 2005.

LongHorn Steakhouse

Sales in the LongHorn Steakhouse restaurants for the quarter and nine months ended September 30, 2007 increased 11.5% and 7.9%, respectively, as compared to the quarter and nine months ended October 1, 2006. This increase reflects a 11.0% and 8.7% increase in restaurant operating weeks in the quarter and nine months ended September 30, 2007, respectively, as compared to the quarter and nine months ended October 1, 2006, resulting from an increase in the restaurant base from 261 LongHorn Steakhouse restaurants at October 1, 2006 to 288 at September 30, 2007. The restaurant operating week increase was negatively impacted for the first nine months of 2007 by the effect of a 14-week first quarter in 2006. Excluding this additional week in 2006, total restaurant operating weeks for the nine months ended September 30, 2007 would have increased by 11.4% as compared to the nine months ended October 1, 2006. Average weekly sales for all LongHorn Steakhouse restaurants in the quarter ended September 30, 2007 were $54,486, a 0.4% increase from the comparable period in 2006. Average weekly sales for all LongHorn Steakhouse restaurants in the nine months ended September 30, 2007 decreased by 0.8% as compared to the nine month period ended October 1, 2006. Same store sales for the comparable LongHorn Steakhouse restaurants increased 0.6% in the quarter ended September 30, 2007 as compared to the quarter ended October 1, 2006 due to an increase in average check, partially offset by a decrease in guest counts.

The Capital Grille

Sales in The Capital Grille restaurants for the quarter and nine months ended September 30, 2007 increased 14.2% and 13.9%, respectively, as compared to the quarter and nine months ended October 1, 2006. This increase reflects a 14.2% and 11.5% increase in restaurant operating weeks for the quarter and nine months ended September 30, 2007, respectively, as compared to the quarter and nine months ended October 1, 2006, resulting from an increase in the restaurant base from 26 The Capital Grille restaurants at October 1, 2006 to 29 restaurants at September 30, 2007. The restaurant operating week increase was negatively impacted for the nine months ended September 30, 2007 by the effect of a 14-week first quarter in 2006. Excluding this additional week in 2006, total restaurant operating weeks for the nine months ended September 30, 2007 would have increased by 14.2% as compared to the nine months ended October 1, 2006. Average weekly sales for all The Capital Grille restaurants in the quarter ended September 30, 2007 were $140,740, approximately the same as the quarter ended October 1, 2006. Average weekly sales for all The Capital Grille restaurants in the nine months ended September 30, 2007 increased by 2.2% over the nine months ended October 1, 2006. Same store sales for comparable The Capital Grille restaurants increased 1.4% in the quarter ended September 30, 2007 as compared to the quarter ended October 1, 2006 due to an increase in average check, partially offset by a decrease in guest counts.

Franchise Revenues

Franchise revenues decreased to $119,000 for the quarter ended September 30, 2007 and decreased to $373,000 for the nine months ended September 30, 2007, from $165,000 and $440,000, respectively, for the same comparable periods of the prior fiscal year due to a decrease in sales for the Company’s four franchised restaurants in Puerto Rico.

Costs and Expenses

Cost of Restaurant Sales

Cost of restaurant sales as a percentage of restaurant sales decreased to 36.4% for the quarter ended September 30, 2007 from 36.9% for the quarter ended October 1, 2006, and was approximately 36.6% for the nine months ended September 30, 2007 and the nine months ended October 1, 2006. The decrease in cost of restaurant sales for the quarter reflects the impact of more favorable beef costs than anticipated resulting from shorter-term contracts and spot buys during the seasonally lower-cost summer months. The Company is under fixed price contracts with respect to approximately 75% of its protein products into early 2008, with the remaining 25% under short-term agreements. Many of the food products purchased by the Company, other than protein products, are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors, outside the control of the Company.

Restaurant Operating Expense

Restaurant operating expenses for the quarter and nine months ended September 30, 2007 were approximately 0.6% and 0.9% higher, respectively, as a percentage of restaurant sales, than for the quarter and nine months ended October 1, 2006 due primarily to the lack of leverage from the modestly positive comparable sales in the LongHorn Steakhouse concept on fixed and semi-fixed costs, including labor, as well as higher self insurance costs in the first half of 2007.

Depreciation and Amortization - Restaurants

Depreciation and amortization - restaurants was approximately 4.3% of restaurant sales for the quarter ended September 30, 2007, as compared to 4.0% of restaurant sales for the quarter ended October 1, 2006, and 4.0% for the nine months ended September 30, 2007, as compared to 3.7% for the nine months ended October 1, 2006. This increase as a percentage of restaurant sales is the result of the higher costs of construction on newer restaurants and, to a lesser extent, the lack of leverage from the modestly positive comparable sales in the LongHorn Steakhouse concept on this relatively fixed expense.

Pre-opening Expense

Pre-opening expense for the quarter ended September 30, 2007 decreased to $2.5 million from $2.6 million for the quarter ended October 1, 2006. Pre-opening expense for the nine months ended September 30, 2007 increased to $7.7 million from $7.2 million for the nine months ended October 1, 2006. The amounts charged to pre-opening expense in any period are dependent upon the number of restaurants to be opened and the restaurant concept. The Company opened seven LongHorn Steakhouse restaurants and one The Capital Grille restaurant during the quarter ended September 30, 2007, compared to eight LongHorn Steakhouse restaurants and two The Capital Grille restaurants during the quarter ended October 1, 2006.

Provision for Asset Impairments, Restaurant Closings and Other Charges

The provision for asset impairments, restaurant closings and other charges of approximately $7.5 million ($4.6 million, net of tax) in the quarter ended September 30, 2007 consisted of the write-down of asset values for nine LongHorn Steakhouse restaurants. The impairment for these restaurants related to forecasts by management that indicate that the investment for each of these restaurants would not be fully recovered by anticipated future cash flows. The impairment charge for each of these restaurants represents the difference between the estimated fair value, using discounted estimated cash flows, and the carrying value.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenues increased to 7.1% for the quarter ended September 30, 2007 as compared to 6.7% for the quarter ended October 1, 2006 and decreased to 6.4% for the nine months ended September 30, 2007 from 6.7% for the nine months ended October 1, 2006. The increase for the quarter was primarily due to a $1.7 million charge for legal and other professional fees the Company incurred associated with the transactions contemplated by the Merger Agreement. The decrease for the nine months ended September 30, 2007 is primarily associated with lower manager trainee expense from improved management retention and lower management bonus accruals in the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006, and aggressive management of other general and administrative costs.

Operating Income

As a result of the relationships between revenues and expenses discussed above, the Company’s operating income decreased to approximately $4.2 million and $48.0 million for the quarter and nine months ended September 30, 2007, respectively, as compared to $7.1 million and $53.1 million, respectively, for the quarter and nine months ended October 1, 2006.

Interest Expense, Net

Interest expense, net increased to $1.3 million for the quarter ended September 30, 2007 and to $4.6 million for the nine months ended September 30, 2007, from $674,000 and $1.8 million for the quarter and nine months ended October 1, 2006, respectively. The increase in interest expense, net is primarily due to the issuance of $125.0 million of 2.5% convertible debt in November of 2006 and, to a lesser extent, the interest expense associated with new capital lease obligations.

Minority Interest (Income) Expense

Minority interest (income) expense increased to ($10,000) and $104,000 for the quarter and nine months ended September 30, 2007, respectively, from ($23,000) and $102,000 for the quarter and nine months ended October 1, 2006.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the quarter and nine months ended September 30, 2007 was (18.7%) and 29.4% of earnings before income taxes, respectively. The Company’s effective tax rate was 33.0% for both the quarter and nine months ended October 1, 2006. This effective income tax rate differs from the statutory federal income tax rate of 35% applicable to pre-tax earnings primarily due to (i) employee FICA tip tax credits (a reduction in income tax expense), partially offset by state income taxes and (ii) the favorable resolution of prior year income tax matters during the quarter ended September 30, 2007, partially offset by a valuation allowance of $175,000 related to certain tax benefits recorded in the prior year for Bugaboo Creek Steak House business that was expensed in the second quarter of 2007. The effective tax benefit rate used related to the Bugaboo Creek Steak House business impairment charge under Statement of Financial Accounting Standards No. 144 is the federal statutory rate of 35%.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits.

Due to the adoption of FIN 48, which required companies to reclassify uncertain tax positions in Income and Other Taxes Payable, other long-term liabilities increased by approximately $2.9 million and the non-current deferred tax asset increased by approximately $1.0 million.

Discontinued Operations

The net loss from discontinued operations of $3.1 million for the nine months ended September 30, 2007 reflects impairment and termination charges of approximately $7.3 million ($4.8 million, net of tax) related to the impairment realized upon the divestiture of the Bugaboo Creek Steak House business. There were no discontinued operations in the most recent quarter.

Net Earnings (Loss)

Net earnings increased to $3.4 million for the quarter ended September 30, 2007 from a net loss of $3.5 million for the quarter ended October 1, 2006, and increased to $27.4 million for the nine months ended September 30, 2007 from $27.1 million for the nine months ended October 1, 2006, reflecting the net effect of the items discussed above.

FORWARD-LOOKING STATEMENTS

Certain statements included in this report and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made or to be made by us) may contain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Words or phrases such as “believe,” “plan,” “will,” “expect,” “intend,” “estimate” and “project,” and similar expressions are intended to identify forward-looking statements. All of these statements, and any other statements in this report that are not historical facts, are forward-looking. These forward-looking statements are based on assumptions concerning important factors, risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, could cause the actual results to differ materially from those expressed in the forward-looking statements. These factors, risks and uncertainties include, but are not limited to those discussed below and from time to time in the Company’s Securities and Exchange Commission reports, including the Company’s Annual Report on Form 10-K for 2006, quarterly reports on Form 10-Q and current reports on Form 8-K, registration statements, press releases and other public announcements:

•	the intensely competitive nature of the restaurant industry, especially pricing, service, location, personnel and type and quality of food;
•

economic and business factors, both specific to the restaurant industry and generally, including changes in consumer preferences, demographic trends, fuel prices, severe weather conditions including hurricanes, a protracted economic slowdown or worsening economy, industry-wide cost pressures and public safety conditions, including actual or threatened armed conflicts or terrorist attacks;

•	the price and availability of food, ingredients and utilities, including the general risk of inflation;
•

labor and insurance costs, including increased labor costs as a result of federal and state-mandated increases in minimum wage rates and increased insurance costs as a result of increases in our current insurance premiums;

•	increased advertising and marketing costs;
•	higher-than-anticipated costs to open, close, relocate or remodel restaurants;
•	litigation by employees, consumers, suppliers, shareholders or others, regardless of whether the allegations made against us are valid or we are ultimately found liable;
•	unfavorable publicity relating to food safety, communicable illnesses or other concerns;
•	a lack of suitable new restaurant locations or a decline in the quality of the locations of our current restaurants;
•	federal, state and local regulation of our business, including laws and regulations relating to our relationships with our employees, zoning, land use, environmental matters and liquor licenses;
•

growth objectives, including lower-than-expected sales and profitability of newly-opened restaurants, our ability to manage risks relating to the opening of new restaurants, including real estate development and construction activities, union activities, the issuance and renewal of licenses and permits, the availability of funds to finance growth and our ability to hire and train qualified personnel; and

•	Our ability to combine and integrate our business with the business of Darden in a successful and timely manner and to achieve synergies following the completion of the merger.

Since it is not possible to foresee all such factors, risks and uncertainties, investors should not consider these factors to be a complete list of all risks or uncertainties.

Critical Accounting Policies and Significant Estimates

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company accounts for uncertain tax positions in accordance with FIN 48, an interpretation of SFAS 109. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, management is required to make many subjective assumptions and judgments regarding the Company’s income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in management’s subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. For additional information regarding the adoption of FIN 48, see Note 6, Income Taxes, to this Quarterly Report on Form 10-Q. For further discussion of the Company’s critical accounting estimates related to income taxes, see the 2006 Annual Report on Form 10-K.

Other than as noted above, there have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Form 10-K for the fiscal year ended December 31, 2006.

Off-Balance Sheet Arrangements

As of September 30, 2007, the Company had no off-balance sheet arrangements.

Contractual Obligations

The Company’s material contractual obligations are summarized and included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. During the quarter ended September 30, 2007, there have been no material changes outside the ordinary course of business in the contractual obligations specified in the 2006 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

The Company may be exposed to market risk from changes in interest rates on debt.

As of September 30, 2007, the Company had no borrowings outstanding under its $100.0 million revolving credit facility. Amounts outstanding under such credit facility bear interest at LIBOR plus a margin of 0.50% to 1.25% (the “applicable margin” depending on the Company’s leverage ratio), or the administrative agent’s prime rate of interest, at the Company’s option. Accordingly, the Company is exposed to the impact of interest rate movements. To achieve the Company’s objective of managing its exposure to interest rate changes, the Company may from time to time use interest rate swaps.

The Company is not exposed to interest rate risk with respect to the Convertible Senior Notes because they bear interest at a fixed rate.

INVESTMENT PORTFOLIO

The Company invests portions of its excess cash, if any, in highly liquid investments. At September 30, 2007, the Company had $23.9 million in high-grade commercial paper and overnight repurchase agreements, and $6.3 million in short-term investments in the form of federal, state, and municipal bonds. As of September 30, 2007, the Company has classified all short-term investments as trading securities. The market risk on such investments is minimal due to their short-term nature.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our President and our Vice President (Principal Financial Officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2007, the end of the period covered by this report. Based on that evaluation, the President and Vice President (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of September 30, 2007.

During the fiscal quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to operational issues common to the restaurant industry and can also involve infringement of, or challenges to, our trademarks. While the resolution of a lawsuit, proceeding or claim may have an impact on our financial results for the period in which it is resolved, we believe that the final disposition of the lawsuits, proceedings and claims in which we are currently involved, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity. In view of the inherent uncertainties of litigation, the outcome of any unresolved matters cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

Item 1A. Risk Factors

Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in this report or our other filings with the Securities and Exchange Commission could have a material impact on our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. Therefore, the following is not intended to be a complete discussion of all potential risks or uncertainties.

We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

The casual dining sector of the restaurant industry is intensely competitive with respect to pricing, service, location, personnel and type and quality of food, and there are many well-established competitors. We compete within each market with national and regional restaurant chains and locally-owned restaurants. We also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. We compete primarily on the quality, variety and value perception of menu items. The number and location of restaurants, type of concept, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs are also important factors. We anticipate that intense competition will continue with respect to all of these factors. If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

Certain economic and business factors specific to the restaurant industry and certain general economic factors including energy prices and interest rates that are largely out of our control may adversely affect our results of operations.

Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control. The casual dining sector of the restaurant industry is affected by changes in national, regional and local economic conditions, seasonal fluctuation of sales volumes, consumer spending patterns and consumer preferences, including changes in consumer tastes and dietary habits, the level of consumer acceptance of our restaurant concepts and health concerns. For example, health concerns relating to the consumption of beef or to specific events such as the outbreak of “mad cow disease” may adversely impact sales at the LongHorn Steakhouse and The Capital Grille restaurants that offer beef as a primary menu item. In addition, public concern over “avian flu” may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve beef or poultry-based products would restrict our ability to provide a variety of menu items to our guests. If we change a restaurant concept or menu in response to such concerns, we may lose customers who do not prefer the new concept or menu, and we may not be able to attract a sufficient new customer base to produce the revenue needed to make the restaurant profitable. We also may have different or additional competitors for our intended customers as a result of such a concept change and may not be able to successfully compete against such competitors. The performance of individual restaurants may also be adversely affected by factors such as demographic trends, severe weather including hurricanes, traffic patterns and the type, number and location of competing restaurants.

General economic conditions may also adversely affect our results of operations. Recessionary economic cycles, a protracted economic slowdown, a worsening economy, increased energy prices, rising interest rates or other industry-wide cost pressures could affect consumer behavior and spending for restaurant dining occasions and lead to a decline in sales and earnings. When gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our guests may have lower disposable income and reduce the frequency with which they dine out, or may choose more inexpensive restaurants when eating outside the home. Furthermore, we cannot predict the effects of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against any foreign state or group located in a foreign state or heightened security requirements on the economy or consumer confidence in the United States. Any of these events could also affect consumer spending patterns or result in increased costs for us due to security measures.

Unfavorable changes in the above factors or in other business and economic conditions affecting our customers could increase our costs, reduce traffic in some or all of our restaurants or impose practical limits on pricing, any of which could lower our profit margins and have a material adverse affect on our financial condition and results of operations.

The price and availability of food, ingredients and utilities used by our restaurants could adversely affect our revenues and results of operations.

Our results of operations depend significantly on our ability to anticipate and react to changes in the price and availability of food, ingredients, utilities and other related costs over which we may have little control. Operating margins for our restaurants are subject to changes in the price and availability of food commodities, including shrimp, lobster, crab and other seafood, as well as beef, pork, chicken, cheese and produce. The introduction of or changes to tariffs on imported shrimp or other food products could increase our costs and possibly impact the supply of those products. We are subject to the general risks of inflation. Our restaurants’ operating margins are also affected by fluctuations in the price of utilities such as electricity and natural gas, whether as a result of inflation or otherwise, on which the restaurants depend for their energy supply. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our results of operations.

We may lose revenue or incur increased costs if our restaurants do not receive frequent deliveries of food and other supplies.

Possible shortages or interruptions in the supply of food items and other supplies to our restaurants caused by inclement weather or other conditions beyond our control could adversely affect the availability, quality and cost of the items we buy and the operations of our restaurants. In addition, RARE has a contract with a single distributor for the distribution of most meat, food and other supplies for its LongHorn Steakhouse and The Capital Grille restaurants. If this distributor does not perform adequately or otherwise fails to distribute product or supplies to these restaurants, our inability to replace this distributor in a short time frame on acceptable terms could increase our costs or could cause shortages of food and other items at these restaurants which may cause us to remove certain items from a restaurant’s menu or temporarily close a restaurant. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage or thereafter as a result of our customers changing their dining habits.

We may be subject to increased labor and insurance costs.

Our restaurant operations are subject to federal and state laws governing such matters as minimum wages, working conditions, overtime and tip credits. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages and increased employee turnover could also increase our labor costs. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline. In addition, the current premiums that we pay for our insurance (including workers’ compensation, general liability, property, health, and directors’ and officers’ liability) may increase at any time, thereby further increasing our costs. The dollar amount of claims that we actually experience under our workers’ compensation and general liability insurance, for which we carry high per-claim deductibles, may also increase at any time, thereby further increasing our costs. Further, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses.

Increased advertising and marketing costs could adversely affect our results of operations.

If our competitors increase their spending on advertising and promotions, if our advertising, media or marketing expenses increase, or if our advertising and promotions become less effective than that of our competitors, we could experience a material adverse effect on our results of operations.

We may experience higher-than-anticipated costs associated with the opening of new restaurants or with the closing, relocating and remodeling of existing restaurants, which may adversely affect our results of operations.

Our revenues and expenses can be impacted significantly by the number and timing of the opening of new restaurants and the closing, relocating and remodeling of existing restaurants. We incur substantial pre-opening expenses each time we open a new restaurant and other expenses when we close, relocate or remodel existing restaurants. The expenses of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our services, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

Unfavorable publicity could harm our business.

Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, food-borne illness, personal injury, adverse health effects (including obesity) or other concerns. Negative publicity may also result from actual or alleged violations by our restaurants of “dram shop” laws which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or to a third party. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a limited number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand. Adverse publicity and its effect on overall consumer perceptions of food safety could have a material adverse effect on our business.

A lack of availability of suitable locations for new restaurants or a decline in the quality of the locations of our current restaurants may adversely affect our revenues and results of operations.

The success of our restaurants depends in large part on their location. As demographic and economic patterns change, current locations may not continue to be attractive or profitable. Possible declines in neighborhoods where our restaurants are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced revenues in those locations. In addition, desirable locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation. The occurrence of one or more of these events could have a significant adverse effect on our revenues and results of operations.

We are subject to a number of risks relating to federal, state and local regulation of our business that may increase our costs and decrease our profit margins.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and liquor licenses, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986 and applicable requirements concerning the minimum wage, overtime, family leave, tip credits, working conditions, safety standards and immigration status), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.

Our growth through the opening of new restaurants and the development or acquisition of new dining concepts may not be successful and could result in poor financial performance.

As part of our business strategy, we intend to continue to expand our current portfolio of restaurants. This strategy involves numerous risks, and we may not be able to achieve our growth objectives. We may not be able to open all of our planned new restaurants, and the new restaurants that we open may not be profitable or as profitable as our existing restaurants. New restaurants typically experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly-opened restaurants generally do not make a significant contribution to profitability in their initial months of operation. The opening of new restaurants can also have an adverse effect on sales levels at existing restaurants.

The ability to open and profitably operate restaurants is subject to various risks, such as the identification and availability of suitable and economically viable locations, the negotiation of acceptable lease or purchase terms for new locations, the need to obtain all required governmental permits (including zoning approvals and liquor licenses) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors, the ability to meet construction schedules and budgets, the ability to manage union activities such as picketing or hand billing which could delay construction, increases in labor and building material costs, the availability of financing at acceptable rates and terms, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time, our ability to hire and train qualified management personnel and general economic and business conditions. At each potential location, we compete with other restaurants and retail businesses for desirable development sites, construction contractors, management personnel, hourly employees and other resources. If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated revenues and earnings in future periods.

Failure to combine and integrate our business with Darden in a successful and timely manner could adversely affect our business.

On October 1, 2007, Darden Restaurants, Inc. completed its acquisition of all of our outstanding common stock, and we became a wholly owned subsidiary of Darden. The integration of our business into Darden’s operations will be a complex and time-consuming process which will require significant efforts and expenses. Previously, the two companies operated independently, each with its own business, customers, employees, culture and systems. We may experience material unanticipated difficulties or expenses in connection with the integration of our businesses. The difficulties of combining our business with Darden’s operations may include, among others:

•	retaining and integrating management and other key employees;
•	coordinating marketing functions;
•	unanticipated issues in integrating information, communications and other systems;
•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;
•	consolidating corporate and administrative infrastructures;
•	minimizing the diversion of management’s attention from ongoing business concerns; and
•	failure to manage successfully and coordinate the growth of the combined company.

Many of these factors are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations.

Even if we successfully integrate our business with Darden’s operations, we may not realize the anticipated benefits of the merger.

Even if we successfully integrate our business with Darden’s operations, there can be no assurance that the merger will result in the realization of anticipated benefits. There can be no assurance that we will realize growth opportunities and significant synergies from increased efficiency and effectiveness in purchasing, distribution and other restaurant and corporate support. We may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities or general industry and business conditions may deteriorate. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties and other factors. If these factors limit our ability to achieve the anticipated benefits of the acquisition, our expectations of future results of operations, including the synergies expected to result from the acquisition, may not be met. If such difficulties are encountered or if such synergies, business opportunities and growth prospects are not realized, our business, financial condition and results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits
Number
2.1	--

Agreement and Plan of Merger, dated as of August 16, 2007, by and among RARE Hospitality International, Inc., Darden Restaurants, Inc. and Surf & Turf Merger Corp. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on August 17, 2007).

3.1	--	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 5, 2007).
3.2	--	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K filed October 5, 2007).
4.1	--

First Supplemental Indenture dated as of October 1, 2007 to Indenture dated as of November 22, 2006, between RARE Hospitality International, Inc. and The Bank of New York Trust Company, N.A., as Trustee.

4.2	--

Amendment dated as of October 1, 2007 to Registration Rights Agreement dated as of November 22, 2006 between RARE Hospitality International, Inc. and Wachovia Capital Markets LLC as representative of the several Purchasers named in the Purchase Agreement dated November 22, 2006.

31.1	--	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	--	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	--	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	--	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE HOSPITALITY INTERNATIONAL, INC.

Date: November 9, 2007	By:	/s/ C. Bradford Richmond
C. Bradford Richmond
Vice President (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

2.1	--

Agreement and Plan of Merger, dated as of August 16, 2007, by and among RARE Hospitality International, Inc., Darden Restaurants, Inc. and Surf & Turf Merger Corp. (incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on August 17, 2007).

3.1	--	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 5, 2007).
3.2	--	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of our Current Report on Form 8-K filed October 5, 2007).
4.1	--

First Supplemental Indenture dated as of October 1, 2007 to Indenture dated as of November 22, 2006, between RARE Hospitality International, Inc. and The Bank of New York Trust Company, N.A., as Trustee.

4.2	--

Amendment dated as of October 1, 2007 to Registration Rights Agreement dated as of November 22, 2006 between RARE Hospitality International, Inc. and Wachovia Capital Markets LLC as representative of the several Purchasers named in the Purchase Agreement dated November 22, 2006.

31.1	--	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	--	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	--	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	--	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.